Form 10-Q
period 2017-06-30
FORD MOTOR CO
filed 2017-07-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As of July 19, 2017, Ford had outstanding 3,900,903,065 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

77

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2016	2017	2016	2017
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$36,932	$37,113	$72,189	$73,588
Financial Services	2,553	2,738	5,014	5,407
Other	—	2	—	4
Total revenues (Note 3)	39,485	39,853	77,203	78,999

Costs and expenses
Cost of sales	32,522	33,349	63,039	66,057
Selling, administrative, and other expenses	2,784	2,756	5,474	5,520
Financial Services interest, operating, and other expenses	2,258	2,217	4,318	4,449
Total costs and expenses	37,564	38,322	72,831	76,026

Interest expense on Automotive debt	212	277	412	556

Non-Financial Services other income/(loss), net (Note 4)	686	658	1,454	1,370
Financial Services other income/(loss), net (Note 4)	82	74	173	96
Equity in net income of affiliated companies	398	273	939	619
Income before income taxes	2,875	2,259	6,526	4,502
Provision for/(Benefit from) income taxes	903	209	2,099	858
Net income	1,972	2,050	4,427	3,644
Less: Income/(Loss) attributable to noncontrolling interests	2	8	5	15
Net income attributable to Ford Motor Company	$1,970	$2,042	$4,422	$3,629

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.50	$0.51	$1.11	$0.91
Diluted income	0.49	0.51	1.11	0.91

Cash dividends declared	0.15	0.15	0.55	0.35

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2016	2017	2016	2017
	Second Quarter		First Half
	(unaudited)
Net income	$1,972	$2,050	$4,427	$3,644
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	(58)	84	(122)	326
Marketable securities	—	4	6	3
Derivative instruments	111	137	357	(31)
Pension and other postretirement benefits	17	(12)	39	(3)
Total other comprehensive income/(loss), net of tax	70	213	280	295
Comprehensive income	2,042	2,263	4,707	3,939
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	8	4	13
Comprehensive income attributable to Ford Motor Company	$2,040	$2,255	$4,703	$3,926

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	June 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$15,905	$16,223
Marketable securities (Note 7)	22,922	22,886
Financial Services finance receivables, net (Note 8)	46,266	49,888
Trade and other receivables, less allowances of $392 and $416	11,102	10,159
Inventories (Note 10)	8,898	11,092
Other assets	3,368	3,291
Total current assets	108,461	113,539

Financial Services finance receivables, net (Note 8)	49,924	51,551
Net investment in operating leases	28,829	28,597
Net property	32,072	33,794
Equity in net assets of affiliated companies	3,304	3,241
Deferred income taxes	9,705	10,145
Other assets	5,656	6,602
Total assets	$237,951	$247,469

LIABILITIES
Payables	$21,296	$23,568
Other liabilities and deferred revenue (Note 11)	19,316	19,958
Automotive debt payable within one year (Note 13)	2,685	2,911
Financial Services debt payable within one year (Note 13)	46,984	47,862
Total current liabilities	90,281	94,299

Other liabilities and deferred revenue (Note 11)	24,395	24,840
Automotive long-term debt (Note 13)	13,222	13,277
Financial Services long-term debt (Note 13)	80,079	81,959
Deferred income taxes	691	735
Total liabilities	208,668	215,110

Redeemable noncontrolling interest	96	97

EQUITY
Common Stock, par value $.01 per share (3,986 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,630	21,735
Retained earnings	15,634	18,437
Accumulated other comprehensive income/(loss) (Note 15)	(7,013)	(6,716)
Treasury stock	(1,122)	(1,253)
Total equity attributable to Ford Motor Company	29,170	32,244
Equity attributable to noncontrolling interests	17	18
Total equity	29,187	32,262
Total liabilities and equity	$237,951	$247,469

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2016	June 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,608
Financial Services finance receivables, net	50,857	53,359
Net investment in operating leases	11,761	11,003
Other assets	25	39
LIABILITIES
Other liabilities and deferred revenue	$5	$2
Debt	43,730	43,051
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2016	2017
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$11,891	$9,951

Cash flows from investing activities
Capital spending	(3,206)	(3,264)
Acquisitions of finance receivables and operating leases	(27,501)	(27,379)
Collections of finance receivables and operating leases	19,732	21,636
Purchases of equity and debt securities	(16,757)	(16,931)
Sales and maturities of equity and debt securities	15,491	16,906
Settlements of derivatives	111	154
Other	21	16
Net cash provided by/(used in) investing activities	(12,109)	(8,862)

Cash flows from financing activities
Cash dividends	(2,184)	(1,392)
Purchases of common stock	(145)	(131)
Net changes in short-term debt	934	72
Proceeds from issuance of other debt	25,574	20,467
Principal payments on other debt	(21,104)	(19,952)
Other	(87)	(102)
Net cash provided by/(used in) financing activities	2,988	(1,038)

Effect of exchange rate changes on cash and cash equivalents	21	267

Net increase/(decrease) in cash and cash equivalents	$2,791	$318

Cash and cash equivalents at January 1	$14,272	$15,905
Net increase/(decrease) in cash and cash equivalents	2,791	318
Cash and cash equivalents at June 30	$17,063	$16,223

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	4,422	—	—	4,422	5	4,427
Other comprehensive income/(loss), net of tax	—	—	—	281	—	281	(1)	280
Common stock issued (including share-based compensation impacts)	—	125	—	—	—	125	—	125
Treasury stock/other	—	—	—	—	(145)	(145)	(1)	(146)
Cash dividends declared	—	—	(2,184)	—	—	(2,184)	(5)	(2,189)
Balance at June 30, 2016	$41	$21,546	$16,652	$(5,976)	$(1,122)	$31,141	$13	$31,154

Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187
Adoption of accounting standards (Note 2)	—	6	566	—	—	572	—	572
Net income	—	—	3,629	—	—	3,629	15	3,644
Other comprehensive income/(loss), net of tax	—	—	—	297	—	297	(2)	295
Common stock issued (including share-based compensation impacts)	—	99	—	—	—	99	—	99
Treasury stock/other	—	—	—	—	(131)	(131)	(1)	(132)
Cash dividends declared	—	—	(1,392)	—	—	(1,392)	(11)	(1,403)
Balance at June 30, 2017	$41	$21,735	$18,437	$(6,716)	$(1,253)	$32,244	$18	$32,262

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

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. On January 1, 2017, we adopted the amendments to accounting standards codification (“ASC”) 718 which simplify accounting for share-based payment transactions. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable. Under the new method, we will recognize excess tax benefits in the current accounting period. In addition, prior to January 1, 2017, the employee share-based compensation expense was recorded net of estimated forfeiture rates and subsequently adjusted at the vesting date, as appropriate. As part of the amendment, we have elected to recognize the actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. We have adopted these changes in accounting method using the modified retrospective method by recognizing one-time adjustments to retained earnings for excess tax benefits previously unrecognized and the change in accounting for forfeited awards.

ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities. For certain vehicle sales where revenue was previously deferred, such as vehicles subject to a guaranteed resale value recognized as a lease and transactions in which a Ford-owned entity delivered vehicles, we now recognize revenue when vehicles are shipped in accordance with the new revenue standard.

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

As part of ASU 2016-09, we retrospectively reclassified cash paid to taxing authorities related to shares withheld for tax purposes from operating activities to financing activities on our consolidated statement of cash flows. Cash paid to taxing authorities related to shares withheld for tax purposes was about $57 million and $56 million for the first half of 2016 and 2017, respectively. This standard did not have a material impact on our second quarter and first half 2017 consolidated income statement or June 30, 2017 consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the periods ended June 30, 2017 was as follows (in millions):

	Second Quarter			First Half
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement
Revenues
Automotive	$37,113	$36,898	$215	$73,588	$73,040	$548
Financial Services	2,738	2,641	97	5,407	5,221	186

Costs and expenses
Cost of sales	33,349	33,184	165	66,057	65,630	427
Interest expense on Automotive debt	277	266	11	556	528	28
Non-Financial Services other income/(loss), net	658	679	(21)	1,370	1,411	(41)
Financial Services other income/(loss), net	74	171	(97)	96	282	(186)
Provision for/(Benefit from) income taxes	209	204	5	858	846	12
Net income	2,050	2,037	13	3,644	3,604	40

	June 30, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade and other receivables	$10,159	$10,199	$(40)
Other assets, current	3,291	2,951	340
Net investment in operating leases	28,597	29,553	(956)
Deferred income taxes	10,145	10,170	(25)

Liabilities
Payables	23,568	23,285	283
Other liabilities and deferred revenue, current	19,958	21,393	(1,435)
Automotive debt payable within one year	2,911	2,511	400
Other liabilities and deferred revenue, non-current	24,840	24,845	(5)
Deferred income taxes	735	735	—

Equity
Retained earnings	18,437	18,361	76

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

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans on our consolidated income statement for the periods ended June 30, 2016 was as follows (in millions):

	Second Quarter			First Half
	As Revised	Previously Reported	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Income statement
Cost of sales	$32,522	$32,348	$174	$63,039	$62,629	$410
Selling, administrative, and other expenses	2,784	2,661	123	5,474	5,223	251
Non-Financial Services other income/(loss), net	686	389	297	1,454	793	661

We also adopted the following standards during 2017, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2017
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2017
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are under Common Control	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2017
2017-09	Stock Compensation - Scope of Modification Accounting	April 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We will adopt the new credit loss guidance by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We are assessing the potential impact to our financial statements and disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add between $1.5 billion and $2 billion in right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We are in the early stages of implementation.

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended June 30, 2017 (in millions):

	Second Quarter
	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$35,746	$—	$—	$35,746
Sale of used vehicles	708	—	—	708
Extended service contracts	332	—	—	332
Other (a)	202	55	2	259
Revenues from sales and services	36,988	55	2	37,045

Leasing income	125	1,381	—	1,506
Financing income	—	1,260	—	1,260
Insurance income	—	42	—	42
Total revenues	$37,113	$2,738	$2	$39,853

	First Half
	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$70,742	$—	$—	$70,742
Sale of used vehicles	1,581	—	—	1,581
Extended service contracts	607	—	—	607
Other (a)	426	104	4	534
Revenues from sales and services	73,356	104	4	73,464

Leasing income	232	2,747	—	2,979
Financing income	—	2,474	—	2,474
Insurance income	—	82	—	82
Total revenues	$73,588	$5,407	$4	$78,999
__________

(a)	Primarily includes commissions and vehicle-related design and testing services.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result we recognized a decrease to revenue from prior periods in the second quarter of 2017 of $259 million.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. At January 1, 2017, $3.5 billion of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue, $271 million and $541 million of this was recognized as revenue during the second quarter and first half of 2017, respectively. At June 30, 2017, the unearned amount was $3.7 billion. We expect to recognize approximately $550 million of the unearned amount in 2017, $950 million in 2018, and $2.2 billion thereafter. We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $239 million in deferred costs as of June 30, 2017 and recognized $14 million and $29 million of amortization during the second quarter and first half of 2017, respectively.

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

NOTE 4. OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Net periodic pension and OPEB income/(cost), excluding service cost	$297	$389	$661	$779
Investment-related interest income	52	85	113	156
Interest income/(expense) on income taxes	1	(1)	(1)	2
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(7)	(24)	65	25
Gains/(Losses) on changes in investments in affiliates	147	(1)	181	(2)
Royalty income	137	150	320	304
Other	59	60	115	106
Total	$686	$658	$1,454	$1,370

Financial Services

The amounts included in Financial Services other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Investment-related interest income	$20	$24	$39	$45
Interest income/(expense) on income taxes	15	1	13	(1)
Insurance premiums earned	41	—	80	—
Other	6	49	41	52
Total	$82	$74	$173	$96

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

For the second quarter of 2016 and 2017, our effective tax rates were 31.4% and 9.3%, respectively. During the second quarter of 2017, we recognized a $421 million benefit for foreign tax credits expected to be realized in the foreseeable future. The tax benefit relates to investments in certain non-U.S. subsidiaries previously determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments is related to planned distributions in anticipation of potential U.S. corporate tax reform.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,970	$2,042	$4,422	$3,629
Diluted income	1,970	2,042	4,422	3,629

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,973	3,977	3,972	3,977
Net dilutive options and unvested restricted stock units	24	19	24	21
Diluted shares	3,997	3,996	3,996	3,998

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$888	$924	$—	$1,812
U.S. government agencies	2	—	—	—	—
Non-U.S. government and agencies	2	200	142	—	342
Corporate debt	2	100	—	—	100
Total marketable securities classified as cash equivalents		1,188	1,066	—	2,254
Cash, time deposits, and money market funds		6,632	7,011	8	13,651
Total cash and cash equivalents		$7,820	$8,077	$8	$15,905

Marketable securities
U.S. government	1	$8,099	$1,634	$—	$9,733
U.S. government agencies	2	2,244	505	—	2,749
Non-U.S. government and agencies	2	4,751	632	—	5,383
Corporate debt	2	4,329	475	—	4,804
Equities	1	165	—	—	165
Other marketable securities	2	54	34	—	88
Total marketable securities		$19,642	$3,280	$—	$22,922

		June 30, 2017
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$300	$182	$—	$482
U.S. government agencies	2	624	100	—	724
Non-U.S. government and agencies	2	270	342	—	612
Corporate debt	2	—	75	—	75
Total marketable securities classified as cash equivalents		1,194	699	—	1,893
Cash, time deposits, and money market funds		7,659	6,667	4	14,330
Total cash and cash equivalents		$8,853	$7,366	$4	$16,223

Marketable securities
U.S. government	1	$5,365	$977	$—	$6,342
U.S. government agencies	2	3,677	663	—	4,340
Non-U.S. government and agencies	2	6,036	790	—	6,826
Corporate debt	2	4,284	854	—	5,138
Equities	1	177		—	177
Other marketable securities	2	36	27	—	63
Total marketable securities		$19,575	$3,311	$—	$22,886

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities on our balance sheet were as follows (in millions):

	December 31, 2016
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,703	$2	$(14)	$3,691	$727	$2,776	$188
U.S. government agencies	308	—	(2)	306	—	306	—
Non-U.S. government and agencies	1,443	1	(11)	1,433	148	1,285	—
Corporate debt	1,079	—	—	1,079	1,031	48	—
Total	$6,533	$3	$(27)	$6,509	$1,906	$4,415	$188

	June 30, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$2,587	$—	$(7)	$2,580	$524	$2,056	$—
U.S. government agencies	1,982	1	(4)	1,979	677	1,237	65
Non-U.S. government and agencies	2,961	5	(5)	2,961	248	2,688	25
Corporate debt	1,398	—	(2)	1,396	756	633	7
Total	$8,928	$6	$(18)	$8,916	$2,205	$6,614	$97

Sales proceeds from investments classified as AFS and sold prior to maturity were $0 and $1.3 billion in the second quarter of 2016 and 2017, respectively, and $69 million and $2.6 billion in the first half of 2016 and 2017, respectively. The gross realized gains from the sale of AFS securities were $0 and $2 million in the second quarter of 2016 and 2017, respectively, and $1 million and $3 million in the first half of 2016 and 2017, respectively. Gross realized losses from the sale of AFS securities were $0 and $6 million in the second quarter of 2016 and 2017, respectively, and $0 and $8 million in the first half of 2016 and 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2016
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$1,474	$(14)	$—	$—	$1,474	$(14)
U.S. government agencies	261	(2)	—	—	261	(2)
Non-U.S. government and agencies	1,137	(11)	—	—	1,137	(11)
Corporate debt	—	—	—	—	—	—
Total	$2,872	$(27)	$—	$—	$2,872	$(27)

	June 30, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$2,580	$(7)	$—	$—	$2,580	$(7)
U.S. government agencies	1,172	(4)	—	—	1,172	(4)
Non-U.S. government and agencies	1,555	(5)	—	—	1,555	(5)
Corporate debt	517	(2)	—	—	517	(2)
Total	$5,824	$(18)	$—	$—	$5,824	$(18)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the six months ended June 30, 2016 and 2017, we did not recognize any other-than-temporary impairment loss.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and reported in Other assets in the non-current assets section of our consolidated balance sheet. These cost method investments were $219 million and $221 million at December 31, 2016 and June 30, 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services segment, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	June 30, 2017
Consumer
Retail financing, gross	$68,121	$71,079
Unearned interest supplements	(2,783)	(2,926)
Consumer finance receivables	65,338	68,153
Non-Consumer
Dealer financing	31,336	33,808
Non-Consumer finance receivables	31,336	33,808
Total recorded investment	$96,674	$101,961

Recorded investment in finance receivables	$96,674	$101,961
Allowance for credit losses	(484)	(522)
Finance receivables, net	$96,190	$101,439

Current portion	$46,266	$49,888
Non-current portion	49,924	51,551
Finance receivables, net	$96,190	$101,439

Net finance receivables subject to fair value (a)	$94,066	$98,916
Fair value	94,785	98,872
__________

(a)
At December 31, 2016 and June 30, 2017, Finance receivables, net includes $2.1 billion and $2.5 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at both December 31, 2016 and June 30, 2017, was $223 million of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2016 and June 30, 2017 were consumer receivables of $32.5 billion and $33.1 billion, respectively, and non-consumer receivables of $26 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $23 million at December 31, 2016 and June 30, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis at December 31, 2016 and $1 million at June 30, 2017.

The aging analysis of our finance receivables balances were as follows (in millions):

	December 31, 2016	June 30, 2017
Consumer
31-60 days past due	$760	$643
61-90 days past due	114	106
91-120 days past due	34	36
Greater than 120 days past due	39	36
Total past due	947	821
Current	64,391	67,332
Consumer finance receivables	65,338	68,153

Non-Consumer
Total past due	107	133
Current	31,229	33,675
Non-Consumer finance receivables	31,336	33,808
Total recorded investment	$96,674	$101,961

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	June 30, 2017
Dealer Financing
Group I	$24,315	$26,688
Group II	5,552	5,589
Group III	1,376	1,364
Group IV	93	167
Total recorded investment	$31,336	$33,808

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and June 30, 2017 was $367 million, or 0.6% of consumer receivables, and $381 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and June 30, 2017 was $107 million, or 0.3% of non-consumer receivables, and $181 million, or 0.5% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2016			First Half 2016
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$390	$20	$410	$357	$16	$373
Charge-offs	(94)	(3)	(97)	(196)	(2)	(198)
Recoveries	31	2	33	60	3	63
Provision for credit losses	109	(1)	108	211	—	211
Other (a)	(4)	(1)	(5)	—	—	—
Ending balance (b)	$432	$17	$449	$432	$17	$449

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$414	$13	$427
Specific impairment allowance				18	4	22
Ending balance (b)				432	17	449

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				61,819	33,425	95,244
Specifically evaluated for impairment				366	126	492
Recorded investment				62,185	33,551	95,736

Ending balance, net of allowance for credit losses				$61,753	$33,534	$95,287
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $512 million.

	Second Quarter 2017			First Half 2017
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$504	$13	$517	$469	$15	$484
Charge-offs	(110)	(2)	(112)	(233)	(4)	(237)
Recoveries	35	3	38	69	3	72
Provision for credit losses	73	—	73	194	—	194
Other (a)	5	1	6	8	1	9
Ending balance (b)	$507	$15	$522	$507	$15	$522

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$487	$13	$500
Specific impairment allowance				20	2	22
Ending balance (b)				507	15	522

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				67,772	33,627	101,399
Specifically evaluated for impairment				381	181	562
Recorded investment				68,153	33,808	101,961

Ending balance, net of allowance for credit losses				$67,646	$33,793	$101,439
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $588 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 30% and 34% of total inventories at December 31, 2016 and June 30, 2017, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	December 31, 2016	June 30, 2017
Raw materials, work-in-process, and supplies	$3,843	$4,090
Finished products	5,943	7,904
Total inventories under FIFO	9,786	11,994
LIFO adjustment	(888)	(902)
Total inventories	$8,898	$11,092

NOTE 11. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2016	June 30, 2017
Current
Dealer and dealers’ customer allowances and claims	$9,542	$11,034
Deferred revenue	3,866	2,443
Employee benefit plans	1,469	1,436
Accrued interest	974	1,034
OPEB (a)	349	351
Pension (a)	247	252
Other	2,869	3,408
Total current other liabilities and deferred revenue	$19,316	$19,958
Non-current
Pension (a)	$10,150	$10,218
OPEB (a)	5,516	5,526
Dealer and dealers’ customer allowances and claims	2,564	2,806
Deferred revenue	3,687	3,832
Employee benefit plans	1,063	1,105
Other	1,415	1,353
Total non-current other liabilities and deferred revenue	$24,395	$24,840
__________

(a)
Balances at June 30, 2017 reflect pension and OPEB liabilities at December 31, 2016, updated (where applicable) for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2016. Included in Other assets are pension assets of $1.5 billion and $2.1 billion at December 31, 2016 and June 30, 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Service cost	$127	$134	$124	$125	$12	$12
Interest cost	381	381	202	173	49	49
Expected return on assets	(674)	(684)	(350)	(335)	—	—
Amortization of prior service costs/(credits)	43	35	9	9	(36)	(29)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	3	9	65	3	—	—
Net periodic benefit cost/(income)	$(120)	$(125)	$61	$(25)	$25	$32

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Service cost	$255	$267	$242	$259	$24	$24
Interest cost	762	762	397	332	97	98
Expected return on assets	(1,347)	(1,367)	(689)	(665)	—	—
Amortization of prior service costs/(credits)	85	71	19	18	(71)	(59)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	3	12	72	19	—	—
Net periodic benefit cost/(income)	$(242)	$(255)	$52	$(37)	$50	$63

The service cost component is included in Cost of sales and Selling, administrative and other expenses. Other components of net periodic benefit cost/(income) are included in Non-Financial Services other income/(loss), net of our consolidated income statement.

Pension Plan Contributions

During 2017, we expect contributions to be about $1 billion (most of which are mandatory) from cash and cash equivalents to our worldwide funded pension plans, and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.3 billion. In the first half of 2017, we contributed about $500 million to our worldwide funded pension plans and made about $150 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. DEBT

The carrying value of Automotive and Financial Services debt was as follows (in millions):

Automotive Segment	December 31, 2016	June 30, 2017
Debt payable within one year
Short-term	$1,324	$1,516
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program	591	591
Other debt	827	853
Unamortized (discount)/premium	(57)	(49)
Total debt payable within one year	2,685	2,911
Long-term debt payable after one year
Public unsecured debt securities	9,394	9,394
DOE ATVM Incentive Program	2,651	2,356
Other debt	1,573	1,904
Adjustments
Unamortized (discount)/premium	(320)	(299)
Unamortized issuance costs	(76)	(78)
Total long-term debt payable after one year	13,222	13,277
Total Automotive Segment	$15,907	$16,188

Fair value of Automotive Segment debt (a)	$17,433	$17,873

Financial Services Segment
Debt payable within one year
Short-term	$15,330	$15,429
Long-term payable within one year
Unsecured debt	12,369	14,409
Asset-backed debt	19,286	18,018
Adjustments
Unamortized (discount)/premium	(2)	(1)
Unamortized issuance costs	(16)	(18)
Fair value adjustments (b)	17	25
Total debt payable within one year	46,984	47,862
Long-term debt payable after one year
Unsecured debt	49,912	52,579
Asset-backed debt	30,112	29,409
Adjustments
Unamortized (discount)/premium	(9)	(8)
Unamortized issuance costs	(197)	(205)
Fair value adjustments (b)	261	184
Total long-term debt payable after one year	80,079	81,959
Total Financial Services Segment	$127,063	$129,821

Fair value of Financial Services Segment debt (a)	$128,777	$131,913
__________

(a)
The fair value of debt includes $1.1 billion and $1.2 billion of Automotive segment short-term debt and $14.3 billion and $14.7 billion of Financial Services segment short-term debt at December 31, 2016 and June 30, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Cash flow hedges (a)
Reclassified from AOCI to net income	$46	$124	$133	$242
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	98	62	197	132
Ineffectiveness (b)	5	4	22	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	171	(218)	32	(426)
Cross-currency interest rate swap contracts	140	16	335	74
Interest rate contracts	(43)	30	(91)	37
Commodity contracts	9	(10)	4	32
Total	$426	$8	$632	$91
__________

(a)
For the second quarter and first half of 2016, a $184 million gain and a $547 million gain, respectively, were recorded in Other comprehensive income. For the second quarter and first half of 2017, a $318 million gain and a $206 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the second quarter and first half of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $273 million gain and $883 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $268 million loss and $861 million loss, respectively. For the second quarter and first half of 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $34 million gain and $55 million loss, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $30 million loss and $55 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			June 30, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,091	$620	$257	$17,926	$504	$179
Fair value hedges
Interest rate contracts	33,175	487	80	34,958	429	83
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,227	379	194	21,221	208	346
Cross-currency interest rate swap contracts	3,201	242	8	3,918	338	6
Interest rate contracts	61,689	156	74	53,968	180	55
Commodity contracts	531	11	6	550	14	5
Total derivative financial instruments, gross (a) (b)	$134,914	$1,895	$619	$132,541	$1,673	$674

Current portion		$1,108	$371		$870	$473
Non-current portion		787	248		803	201
Total derivative financial instruments, gross		$1,895	$619		$1,673	$674
__________

(a)	At December 31, 2016 and June 30, 2017, we held collateral of $15 million and $10 million, and we posted collateral of $12 million and $16 million, respectively.

(b)
At December 31, 2016 and June 30, 2017, the fair value of assets and liabilities available for counterparty netting was $554 million and $477 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(3,633)	$(4,350)	$(3,570)	$(4,593)
Gains/(Losses) on foreign currency translation	(58)	(39)	(88)	150
Less: Tax/(Tax benefit)	—	(123)	—	(177)
Net gains/(losses) on foreign currency translation	(58)	84	(88)	327
(Gains)/Losses reclassified from AOCI to net income (a)	—	—	(33)	—
Other comprehensive income/(loss), net of tax	(58)	84	(121)	327
Ending balance	$(3,691)	$(4,266)	$(3,691)	$(4,266)

Marketable securities
Beginning balance	$—	$(15)	$(6)	$(14)
Gains/(Losses) on available for sale securities	—	2	11	3
Less: Tax/(Tax benefit)	—	2	—	5
Net gains/(losses) on available for sale securities	—	—	11	(2)
(Gains)/Losses reclassified from AOCI to net income	—	4	(1)	5
Less: Tax/(Tax benefit)	—	—	4	—
Net (gains)/losses reclassified from AOCI to net income	—	4	(5)	5
Other comprehensive income/(loss), net of tax	—	4	6	3
Ending balance	$—	$(11)	$—	$(11)

Derivative instruments
Beginning balance	$310	$116	$64	$283
Gains/(Losses) on derivative instruments	184	318	547	206
Less: Tax/(Tax benefit)	35	85	94	51
Net gains/(losses) on derivative instruments	149	233	453	155
(Gains)/Losses reclassified from AOCI to net income	(46)	(124)	(133)	(242)
Less: Tax/(Tax benefit)	(8)	(28)	(37)	(57)
Net (gains)/losses reclassified from AOCI to net income (b)	(38)	(96)	(96)	(185)
Other comprehensive income/(loss), net of tax	111	137	357	(30)
Ending balance	$421	$253	$421	$253

Pension and other postretirement benefits
Beginning balance	$(2,723)	$(2,680)	$(2,745)	$(2,689)
Amortization and recognition of prior service costs/(credits)	16	15	33	30
Less: Tax/(Tax benefit)	7	23	10	28
Net prior service costs/(credits) reclassified from AOCI to net income	9	(8)	23	2
Translation impact on non-U.S. plans	8	(4)	16	(5)
Other comprehensive income/(loss), net of tax	17	(12)	39	(3)
Ending balance	$(2,706)	$(2,692)	$(2,706)	$(2,692)

Total AOCI ending balance at June 30	$(5,976)	$(6,716)	$(5,976)	$(6,716)
__________

(a)	Reclassified to Non-Financial Services other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $270 million. See Note 14 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2016	June 30, 2017
Maximum potential payments	$177	$1,613
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	481

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.5 billion as of June 30, 2017 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $459 million as our best estimate of the amount we will have to pay under the guarantee.  See Note 2 for additional information on the adoption of the new revenue standard.

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended June 30 were as follows (in millions):

	First Half
	2016	2017
Beginning balance	$4,558	$4,960
Payments made during the period	(1,593)	(1,710)
Changes in accrual related to warranties issued during the period	1,179	1,272
Changes in accrual related to pre-existing warranties	279	582
Foreign currency translation and other	45	71
Ending balance	$4,468	$5,175

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

All Other

All Other is a combination of two operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments. All Other consists of our Central Treasury Operations and Ford Smart Mobility LLC. The Central Treasury Operations segment is primarily engaged in decision making for investments, risk management activities, and providing financing for the Automotive segment. Interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment), interest expense, gains and losses on cash equivalents and marketable securities, and foreign exchange derivatives associated with intercompany lending, are included in the results of Central Treasury Operations. The underlying assets and liabilities, primarily cash and cash equivalents, marketable securities, debt, and derivatives, remain with the Automotive segment.

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

Special Items

Our results include Special items that consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel and dealer-related costs stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Special items are presented as a separate reconciling item.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT INFORMATION (Continued)

Key operating data for the periods ended or at June 30 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
Second Quarter 2016
Revenues	$36,932	$2,553	$—	$—	$—		$39,485
Pre-tax results - income/(loss)	2,832	385	(224)	(118)	—		2,875
Equity in net income/(loss) of affiliated companies	390	8	—	—	—		398
Cash, cash equivalents, and marketable securities	27,210	12,087	—	—	—		39,297
Total assets	99,272	145,303	6	—	(4,903)	(a)	239,678
Debt	13,071	126,843	—	—	—		139,914
Operating cash flows	4,144	2,283	—	—	1,315	(b)	7,742

Second Quarter 2017
Revenues	$37,113	$2,738	$2	$—	$—		$39,853
Pre-tax results - income/(loss)	2,191	603	(287)	(248)	—		2,259
Equity in net income/(loss) of affiliated companies	266	8	(1)	—	—		273
Cash, cash equivalents, and marketable securities	28,428	10,677	4	—	—		39,109
Total assets	103,583	150,793	83	—	(6,990)	(a)	247,469
Debt	16,188	129,821	—	—	—		146,009
Operating cash flows	1,270	3,152	(23)	—	1,216	(b)	5,615

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
First Half 2016
Revenues	$72,189	$5,014	$—	$—	$—		$77,203
Pre-tax results - income/(loss)	6,296	884	(350)	(304)	—		6,526
Equity in net income/(loss) of affiliated companies	924	15	—	—	—		939
Operating cash flows	6,871	2,808	—	—	2,212	(b)	11,891

First Half 2017
Revenues	$73,588	$5,407	$4	$—	$—		$78,999
Pre-tax results - income/(loss)	4,156	1,069	(499)	(224)	—		4,502
Equity in net income/(loss) of affiliated companies	605	15	(1)	—	—		619
Operating cash flows	3,286	4,236	(33)	—	2,462	(b)	9,951
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

	Second Quarter		First Half
	2016	2017	2016	2017
Automotive capital spending	$1,686	$1,547	$3,183	$3,242
Net cash flows from non-designated derivatives	41	(66)	(76)	(200)
Funded pension contributions	(221)	(221)	(589)	(456)
Separation payments	(148)	(31)	(158)	(59)
Other	(43)	(13)	(148)	(65)
Total operating cash flow adjustments	$1,315	$1,216	$2,212	$2,462

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the consolidated statement of equity and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
July 26, 2017

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Non-GAAP Financial Measures That Supplement GAAP Measures

We use both generally accepted accounting principles (“GAAP”) and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. The non-GAAP measures listed below are intended to be considered by users as supplemental information to their equivalent GAAP measures, to aid investors in better understanding our financial results. We believe that these non-GAAP measures provide useful perspective on underlying business results and trends, and a means to assess our period-over-period results. These non-GAAP measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP measures may not be the same as similarly titled measures used by other companies due to possible differences in method and in items or events being adjusted.

•
Total Company Adjusted Pre-tax Profit (Most Comparable GAAP Measure: Net Income Attributable to Ford) – The non-GAAP measure is useful to management and investors because it allows users to evaluate our pre-tax results excluding pre-tax special items. Pre-tax special items consist of (i) pension and other postretirement employee benefits (“OPEB”) remeasurement gains and losses that are not reflective of our underlying business results, (ii) significant restructuring actions related to our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. When we provide guidance for adjusted pre-tax profit, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above) and tax special items. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Adjusted Effective Tax Rate (Most Comparable GAAP Measure: Effective Tax Rate) – Measure of Company’s tax rate excluding pre-tax special items (described above) and tax special items. The measure provides an ongoing effective rate which investors find useful for historical comparisons and for forecasting. When we provide guidance for adjusted effective tax rate, we do not provide guidance on an effective tax rate basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Total Company

Net income attributable to Ford. The chart below shows our second quarter 2017 net income attributable to Ford.

TOTAL COMPANY

2Q 2017 NET INCOME ATTRIBUTABLE TO FORD (MILS)

$2,042
$2,191
$603
$(287)
$(248)
$(209)
$8
Pre-Tax Results
Total Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling interests

	Total Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling interests
B / (W) 2Q 2016	$72	$(641)	$218	$(63)	$(130)	$694	$6

Net income attributable to Ford in the second quarter of 2017 was $2 billion or $0.51 diluted earnings per share of Common and Class B Stock, an increase of $72 million or $0.02 per share compared with the second quarter of 2016. Second quarter 2017 pre-tax results of our Automotive segment, Financial Services segment, All Other, and Special Items, as well as Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue in the second quarter of 2017 was $39.9 billion, $368 million higher than a year ago.

Cost of sales and Selling, administrative, and other expenses for the second quarter of 2017 were $36.1 billion, an increase of $0.8 billion. Cost of sales and Selling, administrative, and other expenses for the first half of 2017 was $71.6 billion, an increase of $3.1 billion. The detail for the second quarter and first half of 2017 change compared with 2016 is shown below (in billions):

	2017 Lower/(Higher) 2016
	Second Quarter	First Half
Volume and mix, exchange, and other	$(0.3)	$(1.5)
Contribution costs
Material excluding commodities	—	(0.3)
Commodities	(0.4)	(0.6)
Freight and other	0.1	(0.3)
Structural costs	(0.1)	(0.5)
Special items	(0.1)	0.1
Total	$(0.8)	$(3.1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At June 30, 2017, total equity attributable to Ford was $32.2 billion, an increase of $3.1 billion compared with December 31, 2016. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$3.6
Shareholder distributions	(1.5)
Other comprehensive income	0.3
Adoption of accounting standards	0.6
Common Stock issued (including share-based compensation impacts)	0.1
Total	$3.1

The chart below shows our second quarter 2017 total Company adjusted pre-tax results and the pre-tax results of our Automotive segment, our Financial Services segment, and All Other, which is mainly net interest expense and the results of Ford Smart Mobility LLC.

TOTAL COMPANY

2Q 2017 ADJUSTED PRE-TAX RESULTS (MILS)

$2,507
$2,191
$603
$(287)
Total
Automotive Segment
Financial Services Segment
All Other

Company adj. PBT driven by Auto and Financial Services results

All Other primarily net interest expense plus FSM LLC

Decline in Company adj. PBT due to Auto

B / (W)	Total	Automotive Segment	Financial Services Segment	All Other
2Q 2016	$(486)	$(641)	$218	$(63)

Our total Company adjusted pre-tax profit for the second quarter of 2017 was $2.5 billion, $486 million lower than a year ago. Adjusted earnings per share of Common and Class B stock was $0.56, up $0.04 per share compared with the second quarter of 2016.

Our total Company adjusted pre-tax profit of $2.5 billion consisted of: Automotive segment profit of about $2.2 billion, a profit of $603 million in the Financial Services segment, and a loss of $287 million in All Other, largely net interest expense.

As shown below the chart, the Automotive segment profit decline from a year ago drove the lower total Company adjusted pre-tax profit.

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

The charts on the following pages detail second quarter 2017 key metrics and the change in second quarter 2017 pre-tax results compared with second quarter 2016 by causal factor for our Automotive segment and its business units — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

AUTOMOTIVE SEGMENT

2Q 2017 PRE-TAX RESULTS (MILS)

$2,191
$2,198
$(185)
$88
$(53)
$143
$(7)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific

B / (W) 2Q 2016	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific
	$(641)	$(505)	$80	$(379)	$12	$151

Auto PBT driven by NA; other regions about breakeven in total

Europe and AP profitable

YoY decline in Auto PBT driven by NA and Europe

Our second quarter 2017 Automotive pre-tax results by business unit are shown above. Automotive profit was driven by North America with Europe and Asia Pacific also profitable. Outside North America, other regions were about breakeven in total.

As shown below the chart, the decline in Automotive profit versus last year was due to North America and Europe; results improved in Asia Pacific, South America, and Middle East & Africa.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

2Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
1,694
1,651
$37.0
$37.1
7.5%
7.4%
7.7%
5.9%
$2,832
$2,191
3%
-- %
0.1 ppts
1.8 ppts
23%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017
YTD:
3,414
3,354
$72.2
$73.6
7.5%
7.3%
8.7%
5.6%
$6,296
$4,156
2 %
2%
0.2 ppts
3.1 ppts
34%

Auto top-line metrics mixed YoY; financial metrics lower

Global SAAR up 4% due to AP, Europe and SA

Global market share lower due to NA, Europe and MEA; share up in AP and SA

Shown above are the second quarter 2017 key metrics for our Automotive segment. Wholesale volume was down 3% from a year ago, while Automotive revenue was about flat.

Global industry SAAR is estimated at 93.2 million units, up 4%; this was driven by Asia Pacific, Europe, and South America.

Global market share, at 7.4%, was down one-tenth of a percentage point, reflecting lower share in North America, Europe, and Middle East & Africa. Market share improved in Asia Pacific and South America.

Automotive operating margin and pre-tax profit, at 5.9% and $2.2 billion, respectively, were both lower than a year ago.

As shown below the chart, first half 2017 Automotive revenue was up 2% year over year, while all other key metrics were lower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT

2Q 2017 PRE-TAX RESULTS (MILS)

$2,832
$2,191
$(641)
Industry $(156)
Share 4
Stocks 21
Mix 310
Other (64)
Pricing $ 721
Incentives / Other (619)
Mat'l, Excl. Commodities $ (40)
Commodities (387)
Freight / Other 99
Engineering $(127)
Other (4)
$115
$102
$(328)
$(131)
$(154)
$(245)
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower Auto PBT due to higher commodity cost, unfavorable exchange and non-repeat of gain from asset sale in NA last year (in Other)

Favorable market factors driven by NA, SA and AP

Shown above are the factors that contributed to the $641 million decline in second quarter 2017 Automotive segment pre-tax profit. The lower profit is explained by higher commodity cost, with steel the largest factor, unfavorable exchange, and the non-repeat of a gain from an asset sale in North America last year.

Market factors were positive, driven by favorable mix and higher net pricing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA
2Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
815
807
1%
$23.8
$24.5
3%
14.5%
14.4%
0.1 ppts
11.3%
9.0%
2.3 ppts
$2,703
$2,198
19%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

	Wholesales 2016	Wholesales 2017	Revenue 2016	Revenue 2017	Market Share 2016	Market Share 2017	Operating Margin 2016	Operating Margin 2017	Pre-Tax Results 2016	Pre-Tax Results 2017
YTD:	1,629	1,578	$47.7	$48.5	14.5%	14.3%	12.1%	8.6%	$5,783	$4,187
	↓ 3%		↑ 2%		↓ 0.2 ppts		↓ 3.5 ppts		↓ 28%	

NA top-line metrics mixed; financial metrics lower

NA and U.S. SAARs each down 0.5M units

NA market share lower due to U.S. fleet sales

Shown above are the second quarter 2017 key metrics for North America. Revenue was up 3%, driven by the continued strong mix and higher net pricing. All other key metrics were flat to lower than a year ago.

North America SAAR, at 21 million units, and U.S. SAAR, at 17 million units, were both down 500,000 units from a year ago.

North America market share was down one-tenth of a percentage point, with U.S. share also down one-tenth of a point to 15.2%. This was driven by lower U.S. fleet sales. We gained share in the growing utilities and truck segments.

In the quarter, F-Series sales improved 7.4% compared to a year ago and gained share, reflecting our best second quarter sales performance since 2001. Ford-brand SUVs also had outstanding results, achieving record sales for the quarter. Lincoln continued to grow, up 3% with retail sales up 8%, delivering the brand’s best sales performance in a decade.

Operating margin was 9% and pre-tax profit was $2.2 billion, both lower than a year ago.

As shown below the chart, each of North America’s first half key metrics, except for revenue, was lower than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

2Q 2017 PRE-TAX RESULTS (MILS)

$2,703
$2,198
Industry $(202)
Share 7
Stocks 189
Mix 217
Other (34)
Mat'l, Excl. Commodities $(177)
Commodities (294)
Freight / Other 28
Pricing $ 497
Incentives / Other (399)
Engineering $(126)
Other (48)
$177
$98
$(443)
$(174)
$(13)
$(150)
$(505)
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower NA PBT mainly due to higher commodity cost and non-repeat of last year's sale of majority stake in OEConnection LLC (in Other)

Market factors positive due to favorable mix and higher net pricing, despite lower U.S. industry volume

As shown above, North America’s pre-tax profit was $505 million lower than a year ago, reflecting mainly higher commodity cost and the non-repeat of last year’s gain on the sale of a majority of our stake in OEConnection LLC.

Market factors were positive due to favorable mix and higher net pricing. The mix reflects primarily the continued strength of F-Series.

For 2017, we continue to expect North America operating margin and profit to be lower than 2016, mainly due to higher commodity cost and increased engineering expense, mainly for utility and autonomous vehicles. Exchange is also expected to be unfavorable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – NORTH AMERICA

A DISCIPLINED APPROACH TO THE U.S. BUSINESS

YoY Average Transaction Price (USD)*

Industry Average
Ford
$186
$1,716
$289
$1,727
$556
$1,476
$340
$1,634
Apr
May
Jun
2Q

YoY Incentive Change as Pct. of Vehicle Price*

Industry Average
Ford
Better
0.9
(0.5)
0.9
(0.3)
0.9
0.2
1.0
(0.2)
Apr
May
Jun
2Q

U.S. Gross Days Supply

Industry Average
Ford
76
83
68
72
73
79
Apr
May
Jun

Ford ATPs rose almost 5x more than the industry

Ford incentives declined as a percent of vehicle price, while the industry's increased

Ford U.S. stocks remain in good shape, up 1 day YoY

* Source: J.D. Power PIN ISR data – cash / APR / lease (blended) transaction; industry data includes Ford

As shown above, the metrics continue to demonstrate the disciplined approach we take to our business. This is true everywhere we operate, but highlighted here for North America.

Our year-over-year average transaction price in the U.S. in the second quarter of 2017 grew nearly five times faster than the industry due to the strength of F-Series. In the quarter, F-Series transaction prices were up over $3,100 per unit compared to a year ago, outpacing the overall segment increase of $1,400 per unit, reflecting strong customer demand for high-level trim series on both Super Duty and F-150, including the Raptor.

We also continued our disciplined approach to incentives. While industry incentives as a percent of vehicle price were up in the second quarter, our levels were slightly lower as we managed supply and demand well and benefited from the strength of our products.

Our U.S. stocks remain in good shape and we continue to take a disciplined approach to match supply to demand.

Ford’s days supply tend to be slightly higher than industry average because of our stronger position in trucks and the associated larger number of product configurations we offer, a Ford strength.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

2Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
83
93
$1.3
$1.5
8.7%
9.2%
(21.3)%
(12.6)%
$(265)
$(185)
12%
18%
0.5 ppts
8.7 ppts
30%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017
YTD:
146
163
$2.1
$2.6
8.5%
9.1%
(25.0)%
(16.8)%
$(521)
$(429)
12%
22%
0.6 ppts
8.2 ppts
18%

SA's key metrics improved YoY for 3rd consecutive quarter

Top line higher due to volume and pricing

SA SAAR up 17%; Brazil SAAR higher for first time since 2Q 2013

Market share up due to Ka

All key metrics for South America in the second quarter of 2017 improved from a year ago -- our third consecutive quarter of improvement across the board.

The top-line improved with wholesale volume up 12% and revenue up 18%. The higher volume was driven by higher industry and improved market share, while the higher revenue was due to the volume increase and higher pricing.

Industry SAAR for the region, at 4.2 million units, was up 17%, or 600,000 units. Brazil SAAR, at 2.3 million units, was up 15%, or 300,000 units. The increase was the first quarterly year-over-year improvement in Brazil in four years.

Our market share for the region, at 9.2%, was up five-tenths of a percentage point due to strong sales of Ka.

Operating margin and pre-tax results for the region both improved sharply from a year ago.

As shown below the chart, each of South America’s key metrics improved significantly in the first half from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – SOUTH AMERICA

2Q 2017 PRE-TAX RESULTS (MILS)

$80
$20
$86
$20
$(19)
$(19)
$(8)
$(265)
$(185)
Industry $ 58
Share 2
Stocks (17)
Mix (11)
Other (12)
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

PBT improved in SA due to favorable market factors with cost about flat and adverse exchange impact modest

As shown above, South America’s second quarter 2017 pre-tax result improved $80 million compared to a year ago due to higher net pricing and volume.

Total cost was about flat as we continued to improve the fitness of our business while inflation and exchange effects moderated.

For 2017, we continue to expect South America’s loss to improve from last year as a result of favorable market factors as the economy continues to recover. We expect most of the full year improvement to occur in the second half as the economy gains momentum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE
2Q 2017 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
430
375
$8.1
$7.1
7.5%
7.3%
5.8%
1.2%
$467
$88
13%
12%
0.2 ppts
4.6 ppts
81%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017
YTD:
829
824
$15.0
$14.7
7.7%
7.7%
6.0%
1.8%
$901
$264
1%
2%
-- ppts
4.2 ppts
71%

All of Europe's key metrics lower

Europe SAAR up 5%, including gain in Russia

Market share down due to limited Fiesta availability during launch

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 21,000 units in 2Q 2016 and 19,000 units in 2Q 2017). Revenue does not include these sales

Shown above are the second quarter 2017 key metrics for Europe. We delivered our ninth consecutive quarterly profit, but all key metrics were lower.

The top line declined with wholesale volume down 13% and revenue down 12% from a year ago. The lower wholesales were driven by a decrease in dealer stocks this quarter compared to an increase a year ago. This reflects the launch effect of the all-new Fiesta. The lower revenue was driven by the lower volume and adverse exchange.

Europe SAAR, at 20.7 million units, was 5% higher than a year ago, including the first quarterly year-over-year improvement in Russia since fourth quarter of 2012.

Market share, at 7.3%, was down two-tenths of a percentage point, driven by Fiesta. Commercial vehicle share improved, and Ford remained Europe’s best-selling commercial vehicle brand in the second quarter.

Europe’s operating margin was 1.2% and pre-tax profit was $88 million, both lower than a year ago.

As shown below the chart, our year-to-date market share was flat compared to a year ago. Top line metrics were down modestly, while operating margin and profit were down more sharply.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – EUROPE

2Q 2017 PRE-TAX RESULTS (MILS)

$467
$88
$(379)
Industry $ (26)
Share (22)
Stocks (183)
Mix 46
Other (29)
$(214)
$6
Commodities $(69)
Other 44
$(25)
$5
$(103)
$(48)
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower Europe PBT due to:

- **Brexit effects (exchange and U.K. pricing and industry)**
- **Launch effects of all-new Fiesta**
- **Higher commodity cost**

Russia results improved

Europe’s second quarter 2017 pre-tax profit was $379 million lower than a year ago, reflecting the weaker sterling and lower U.K. industry resulting from Brexit, the launch effects of the all-new Fiesta, and higher commodity cost.

Although not shown, results in Russia continued to improve.

For 2017, we continue to expect Europe to remain profitable, although at levels below 2016. This is due mainly to Brexit effects and higher commodity cost. Favorable market factors and continued improvement in Russia will be a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

2Q 2017 KEY METRICS

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
38
24
$1.0
$0.6
4.6%
3.4%
(7.2)%
(9.7)%
$(65)
$(53)
37%
39%
1.2 ppts
2.5 ppts
18%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	Wholesales 2016	Wholesales 2017	Revenue 2016	Revenue 2017	Market Share 2016	Market Share 2017	Operating Margin 2016	Operating Margin 2017	Pre-Tax Results 2016	Pre-Tax Results 2017
	84	54	$1.9	$1.2	4.6%	3.6%	(4.2)%	(11.2)%	$(79)	$(133)
	36%		36%		1.0 ppts		7.0 ppts		68%	

MEA's pre-tax result improved but all other key metrics lower

SAAR down 12% in markets where we participate

Market share lower due mainly to performance in the Middle East

Shown above are the key metrics for Middle East & Africa for the second quarter of 2017, where our pre-tax result improved from a year ago despite declines in all other key metrics.

The top line was down due to lower wholesale volume, largely reflecting lower share and lower industry in the Middle East.

Industry SAAR for the region, at 3.7 million units, was down 100,000 units from 2016. Within this, the markets where we participate declined 300,000 units.

Our market share was 3.4%, down 1.2 percentage points, mostly reflecting performance in the Middle East.

As shown below chart, each of the key metrics in the first half was lower compared with a year ago because of volume declines as a result of lower industry volume and market performance in the Middle East.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – MIDDLE EAST & AFRICA

2Q 2017 PRE-TAX RESULTS (MILS)

Industry $(25)
Share (54)
Stocks (24)
Mix 16
Other (34)
$12
$(65)
$(53)
$(121)
$(13)
$85
$4
$51
$6
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Lower cost and favorable exchange more than offset lower volume

As shown above, Middle East & Africa’s second quarter 2017 pre-tax result improved $12 million from a year ago.

The better result was due to favorable cost performance, reflecting mainly lower material and freight and distribution costs, and favorable exchange. This was partially offset by lower volume driven by market performance and lower industry volume in the Middle East, along with related dealer stock adjustments.

For 2017, we continue to expect results in Middle East & Africa to improve compared to 2016 due to lower cost and favorable exchange with lower volume a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC
2Q 2017 KEY METRICS

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
328
352
$2.8
$3.4
3.6%
3.7%
(0.3)%
4.1%
$(8)
$143
7%
21%
0.1 ppts
4.4 ppts
$151
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017
YTD:
726
735
$5.5
$6.6
3.7%
3.5%
3.8%
4.0%
$212
$267
1%
19%
0.2 ppts
0.2 ppts
26%

AP's key metrics improved

Wholesales and revenue up due mainly to China

AP SAAR up 2.3M units, mainly China

Market share up due to China

China JVs at $195M net income; margin at 10.7%

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 231,000 units in 2Q 2016 and 246,000 units in 2Q 2017). Revenue does not include these sales

Asia Pacific’s second quarter 2017 key metrics are shown above, where we delivered a pre-tax profit of$143 million with all key metrics improving from a year ago.

Wholesale volume increased by 7% and revenue from consolidated operations increased by 21%, reflecting the strength of our full line up of SUVs and continued growth of Lincoln in China.

Asia Pacific SAAR was 43.7 million units, up 2.3 million units, driven by a 1.9 million unit increase in China SAAR, estimated at 27.2 million units.

Asia Pacific market share was 3.7%, up one-tenth of a percentage point due to higher share in China because of strong JMC commercial vehicle gains and Lincoln performance.

Asia Pacific’s operating margin and pre-tax profit both increased significantly from a year ago.

In the quarter, our China joint ventures contributed $195 million to pre-tax profit, reflecting our equity share of the JVs’ after-tax earnings. This was $101 million lower than last year due mainly to lower investment incentives and unfavorable exchange. Net income margin was 10.7%, down 5.4 percentage points.

As shown below the chart, all key metrics except market share improved in the first half versus a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SEGMENT – ASIA PACIFIC

2Q 2017 PRE-TAX RESULTS (MILS)

$151
$143
$253
$74
$14
$(8)
$(75)
$(70)
$(45)
Industry $39
Share 71
Stocks 56
Mix 42
Other 45
Market Factors
Total Cost
2Q 2016
2Q 2017
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other

Higher AP PBT driven by favorable volume and mix and lower cost

China drove lower net pricing (industry) and unfavorable exchange

As shown above, Asia Pacific’s second quarter 2017 pre-tax profit was $151 million higher than a year ago, driven by higher volume and mix. This reflects higher share and industry volume in China, favorable stock adjustments for Ford brand imports to China, and favorable mix in Australia.

China drove lower net industry pricing and unfavorable exchange.

Our results in markets outside of China improved compared to a year ago, particularly in Australia and India.

For 2017, we continue to expect Asia Pacific’s pre-tax profit to improve from 2016 due to favorable volume and mix and lower cost. Partial offsets will be lower net industry pricing in China and unfavorable exchange because of a weaker RMB.

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

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

The charts on the following pages detail second quarter 2017 key metrics and the change in second quarter 2017 pre-tax results compared with second quarter 2016 by causal factor for Ford Credit.

FINANCIAL SERVICES SEGMENT – FORD CREDIT

2Q 2017 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
$128
$135
5%
Managed Receivables* (Bils)
$134
$142
6%
Pre-Tax Results (Mils)
$400
$619
55%
Average Placement FICO®
741
744
3 pts
Over-60-Day Delinquencies (Pct)
0.12%
0.13%
1 bps
Loss-to-Receivables (LTR) (Pct)
0.37%
0.46%
9 bps
2016 2017
YTD:
$914 $1,100
20%
737 743
6 pts
0.13% 0.14%
1 bps
0.41% 0.50%
9 bps

Ford Credit's best quarterly PBT since 2011

Receivables grew globally, led by retail financing

Disciplined and consistent underwriting practices

Robust portfolio performance

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

In the second quarter of 2017, Ford Credit’s pre-tax profit was $619 million, its best quarterly pre-tax profit since 2011. Receivables were higher than a year ago with growth globally led by retail receivables.

FICO scores remain strong, and origination, servicing, and collection practices continue to be disciplined and consistent. Portfolio performance was robust. The loss-to-receivables ratio of 46 basis points was up 9 basis points and within expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

2Q 2017 PRE-TAX RESULTS (MILS)

$219
$400
$619
$86
$17
$36
$(3)
$(11)
$94
Change in Reserves $ 54
Actual Losses (18)
Residual Losses $ 5
Supplemental Depreciation (8)
Derivatives Market Valuation $90
Other 4
2Q 2016
2Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Ford Credit's YoY PBT gain driven by most factors

Volume and mix up due to global receivables growth

Lease residual reflects stronger-than-expected auction values and latest ALG valuation

Derivatives market valuation reflects higher interest rate movements

As shown above, Ford Credit’s second quarter 2017 pre-tax profit improvement of $219 million from a year ago was driven by most factors. The favorable volume and mix reflects primarily growth in retail receivables globally. Improved credit loss performance is due to a smaller increase in reserves, offset partially by higher losses.

Recent auction value performance has been better than expected. As a result, Ford Credit’s year-over-year lease residual performance was flat. Derivatives market valuation was favorable, reflecting primarily higher interest rates in Canada and the United Kingdom in the second quarter of 2017, versus the Brexit effect of lower rates globally in the second quarter of 2016.

For the remainder of 2017, Ford Credit continues to plan for lower auction values; however, Ford Credit’s outlook for full-year supplemental depreciation has improved, reflecting the latest third party valuations. Ford Credit’s full-year pre-tax profit is now expected to be higher than $1.5 billion, reflecting an improved lease residual outlook, along with higher volume, financing margin, and a strong cost focus. Ford Credit’s pre-tax profit in the second half of 2017 is expected to be lower than in the first half of the year due to seasonally higher credit losses and operating costs, along with adverse lease residual performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SEGMENT – FORD CREDIT

U.S. AUTOMOTIVE FINANCING TRENDS

Lease Share of Retail Sales (%)

Ford Credit
Industry*
32%
31%
29%
29%
31%
30%
26%
23%
18%
19%
24%
22%
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Lease Return Vol. (000) and Auction Values**

36 Month
Return Volume
$17,605
$17,495
$17,270
$16,290
$16,450
$16,715
59
62
60
65
79
80
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Retail and Lease Repossession Ratio (%) and Severity (000)

Repo Ratio
Severity
1.04%
0.96%
1.06%
1.16%
1.16%
1.06%
$9.8
$9.9
$10.0
$10.7
$10.6
$10.5
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Retail and Lease Charge-Offs (Mils) and LTR Ratio (%)

LTR
Charge-Offs
0.44%
0.37%
0.45%
0.59%
0.54%
0.46%
$74
$63
$79
$108
$96
$82
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Lease share lower YoY and remains below industry

Auction performance better than expected

Lower severity vs 1Q reflecting improved auction market

Loss metrics remain within expectations

* Source: JD Power PIN
** At 2Q 2017 mix

In the second quarter of 2017, lease share was lower compared to a year ago and remains below the industry average. In addition, Ford Credit’s lease portfolio continues to be smaller than major competitors.

Ford Credit’s off-lease auction values in the second quarter were lower than a year ago, but higher than the prior quarter. Three-year auction values in the quarter were down less than 5% year-over-year.

Ford Credit is encouraged by the relative strength of the used vehicle market given the increase in off-lease volume; however, it continues to plan for three-year full year auction values to be down about 6% at constant mix.

The second quarter repossession ratio was higher than last year but down seasonally from first quarter and remains within expectations. Severity is higher than last year but lower than first quarter, reflecting primarily improvements in auction values.

Charge-offs and LTR were higher than last year but seasonally lower than first quarter.

Credit quality remains strong reflecting a strong business environment and healthy consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALL OTHER

All Other is a combination of Central Treasury Operations and Ford Smart Mobility LLC, two operating segments that did not meet the quantitative thresholds in this reporting period to qualify as reportable segments.

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

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in emerging mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

Our second quarter 2017 All Other pre-tax results were a loss of $287 million, a $63 million greater loss compared with a year ago. This increase is more than explained by higher net interest expense, higher net losses on cash equivalents and marketable securities, and Ford Smart Mobility LLC’s results.

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

Our pre-tax and tax special items were as follows:

TOTAL COMPANY

SPECIAL ITEMS

(Mils)	2Q		YTD		Memo:
	2016	2017	2016	2017	FY 2016
Pension and OPEB remeasurement gain / (loss)	$ (11)	$ -	$ (11)	$ -	$ (2,996)
Separation-related actions	$ (102)	$ (7)	$ (276)	$ (29)	$ (304)
Other Items					
San Luis Potosi plant cancellation	$ -	$ 7	$ -	$ 53	$ (199)
Japan, Indonesia market closure	(5)	-	(17)	-	(80)
Next-generation Focus footprint change	-	(248)	-	(248)	-
Total other items	$ (5)	$ (241)	$ (17)	$ (195)	$ (279)
Total pre-tax special items	$ (118)	$ (248)	$ (304)	$ (224)	$ (3,579)
Tax special items	$ (1)	$ 46	$ (67)	$ 31	$ 1,121
Memo:					
Special items impact on earnings per share*	$ (0.03)	$ (0.05)	$ (0.09)	$ (0.05)	$ (0.61)

* Includes related tax effect on special items and tax special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TAXES

Our tax provisions for the second quarter and first six months of 2017 were $209 million and $858 million, respectively, resulting in GAAP effective tax rates of 9.3% and 19.1%, respectively.

Our second quarter and first six months 2017 non-GAAP adjusted effective tax rates, which exclude special items, were 10.2% and 18.8%, respectively, 19.9 and 10.2 percentage points lower than a year ago, reflecting the realization of benefits from foreign tax credits in the second quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET SUMMARY

(Bils)	2016 Dec 31	2017 Jun 30
Automotive Segment		
Cash, cash equivalents and marketable securities	$ 27.5	$ 28.4
Available credit lines*	10.8	10.9
Total liquidity	$ 38.3	$ 39.3
Debt	$ 15.9	$ 16.2
Cash net of debt	11.6	12.2
Ford Credit		
Managed receivables**	$ 137	$ 142
Debt	126	129
Liquidity	27	29
Managed leverage (to 1)**	9.2	8.8
Total Company Period End Balance Sheet Underfunded Status***		
U.S. pension	$ 3.8	$ 3.4
Non-U.S. pension	5.1	4.9
Total global pension	$ 8.9	$ 8.3
Total unfunded OPEB	$ 5.9	$ 5.9

Auto cash and liquidity balances strong

Ford Credit well capitalized with strong liquidity

* Total available committed Automotive credit lines (including local lines available to foreign affiliates)

** See "Non-GAAP Financial Measure Reconciliations" for Managed Receivables GAAP reconciliation and "Liquidity and Capital Resources" for Managed Leverage GAAP reconciliation

Automotive Segment

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. Based on our planning assumptions, we believe we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable regular dividend at the current level, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include total cash, cash equivalents, and marketable securities (collectively “Automotive cash”), Automotive liquidity, which includes Automotive cash and total available committed credit lines, and cash net of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2017, we had $28.4 billion of Automotive cash, of which 82% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for pension contributions, debt maturities, capital investments, investments in future opportunities, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Automotive liquidity, which includes Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At June 30, 2017, we had $39.3 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive cash are summarized below (in billions):

AUTOMOTIVE SEGMENT
CASH FLOW

(Bils)	2Q 2017	YTD 2017
Cash at end of period	$ 28.4	$ 28.4
Cash at beginning of period	28.0	27.5
Change in cash	$ 0.4	$ 0.9
Automotive segment pre-tax profits	$ 2.2	$ 4.2
Capital spending	(1.5)	(3.2)
Depreciation and tooling amortization	1.2	2.4
Changes in working capital	(0.9)	(0.2)
All other and timing differences	0.3	0.1
Automotive operating cash flow	$ 1.3	$ 3.3
Separation payments	(0.1)	(0.1)
Transactions with other segments	-	-
Other, including acquisitions and divestitures	0.1	(0.2)
Cash flow before other actions	$ 1.3	$ 3.0
Changes in debt	0.1	(0.1)
Funded pension contributions	(0.3)	(0.5)
Shareholder distributions	(0.7)	(1.5)
Change in cash	$ 0.4	$ 0.9

2Q operating cash flow of $1.3B

Capital spending on track for FY outlook of $7B

Pension contributions in line with FY plan of $1B

Still expect FY shareholder distributions of about $2.7B

In managing our Automotive business, we classify changes in Automotive cash into operating and other items. Operating items include: Automotive segment pre-tax profits, capital spending, depreciation and tooling amortization, changes in working capital, and All other and timing differences. Non-operating items include: separation payments, transactions with other segments, acquisitions and divestitures, changes in Automotive debt, contributions to funded pension plans, and shareholder distributions.

Automotive operating cash flow was $1.3 billion in the second quarter of 2017, more than explained by Automotive segment pre-tax profit and timing differences, offset partially by unfavorable working capital changes and net spending.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital spending was $1.5 billion in the second quarter of 2017, and our outlook for capital spending remains at about $7 billion for the full year. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is now expected to be about $8 billion annually through 2020.

Shareholder distributions, including anti-dilutive share repurchases, were about $700 million in the second quarter of 2017. For the full year, we expect distributions to be about $2.7 billion.

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

Available Credit Lines. Total committed Automotive credit lines at June 30, 2017 were $11.9 billion, consisting of $10.4 billion of our corporate credit facility and $1.5 billion of local credit facilities for use by our non-U.S. Automotive affiliates. At June 30, 2017, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At June 30, 2017, the utilized portion of the local credit facilities was about $980 million.

Our corporate credit facility was amended as of April 28, 2017 to extend the maturities by one year. Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. Any borrowings by Ford Credit under the corporate credit facility would be guaranteed by us.

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

Debt. Total Automotive debt at June 30, 2017 was $16.2 billion, which is $280 million higher than at December 31, 2016. The increase is more than explained by an increase in local debt in international markets (including the impact of the adoption of ASC 606, Revenue from Contracts with Customers) and foreign currency exchange effects, partially offset by debt repayments.

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES* (BILS)

$127
$137
$142
Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$2
$6
$50
$62
$6
$12
$11
$4
$6
$50
$66
$9
$13
$11
$5
$6
$48
$70
$9
$14
$10
Year End 2015
Year End 2016
2Q 2017
Securitized Funding as Pct. of Managed Receivables
39%
37%
34%

Funding is diversified across platforms

Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Managed receivables of $142 billion as of June 30, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 34%.

Ford Credit expects the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

In April 2017, FCE Bank plc launched retail deposits in the United Kingdom backed by the U.K. Financial Service Compensation Scheme, which further diversifies its funding. As of June 30, 2017, retail deposits represented about $100 million of funding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2015 and 2016, planned issuances for full-year 2017, and its global public term funding issuances through July 25, 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN* (BILS)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through July 25
Unsecured				
Ford Motor Credit	$ 11	$ 10	$ 9 - 10	$ 6
Ford Credit Canada	1	1	1 - 2	1
FCE Bank	4	3	2 - 3	2
Rest of World	-	-	1	-
Total Unsecured	$ 17	$ 14	$ 13 - 16	$ 9
Securitizations	$ 13	$ 13	$ 13 - 15	$ 8
Total Public	$ 30	$ 28	$ 26 - 31	$ 17

Issuance plans consistent with prior years

Issuance remains diversified across platforms and markets

* Numbers may not sum due to rounding; see "Financial Services Segment" section for definitions

For 2017, Ford Credit’s full-year forecast for public term funding is in the range of $26 billion to $31 billion. Through July 25, 2017, Ford Credit has completed over $17 billion of public term issuance.

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

The following chart shows Ford Credit’s liquidity sources and utilization:

LIQUIDITY SOURCES*

(Bils)	2016 Jun 30	2016 Dec 31	2017 Mar 31	2017 Jun 30	
Liquidity Sources					
Cash	$ 11.6	$ 10.8	$ 11.3	$ 10.1	
Committed ABS facilities	36.0	34.6	34.8	32.3	Committed Capacity $38.0 Billion
Other unsecured credit facilities	2.7	2.5	2.6	2.7	
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0	
Total Liquidity Sources	$ 53.3	$ 50.9	$ 51.7	$ 48.1	
Utilization of Liquidity					
Securitization cash	$ (2.7)	$ (3.4)	$ (3.0)	$ (2.9)	
Committed ABS facilities	(16.2)	(19.9)	(18.4)	(16.4)	
Other unsecured credit facilities	(0.7)	(0.7)	(1.3)	(0.5)	
Ford corporate credit facility allocation	-	-	-	-	
Total Utilization of Liquidity	$ (19.6)	$ (24.0)	$ (22.7)	$ (19.8)	
Gross liquidity	$ 33.7	$ 26.9	$ 29.0	$ 28.3	
Adjustments	0.1	0.1	0.3	0.2	
Net Liquidity Available For Use	$ 33.8	$ 27.0	$ 29.3	$ 28.5	

* See “Financial Services Segment” section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. At June 30, 2017, Ford Credit’s liquidity available for use was $1.5 billion higher than at year-end 2016 and $0.8 billion lower than at March 31, 2017.

As of June 30, 2017, Ford Credit’s liquidity remained strong at $28.5 billion. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. As of June 30, 2017, Ford Credit’s liquidity sources totaled $48.1 billion, down $2.8 billion from year-end 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

LEVERAGE

(Bils)	2016 Jun 30	2016 Dec 31	2017 Mar 31	2017 Jun 30
Leverage Calculation				
Total debt*	$ 126.3	$ 126.5	$ 129.2	$ 129.3
Adjustments for cash**	(11.6)	(10.8)	(11.3)	(10.1)
Adjustments for derivative accounting***	(1.3)	(0.3)	(0.2)	(0.2)
Total adjusted debt	$ 113.4	$ 115.4	$ 117.7	$ 119.0
Equity****	$ 12.4	$ 12.8	$ 13.2	$ 13.8
Adjustments for derivative accounting***	(0.4)	(0.3)	(0.3)	(0.2)
Total adjusted equity	$ 12.0	$ 12.5	$ 12.9	$ 13.6
Financial statement leverage (to 1) (GAAP)	10.2	9.9	9.8	9.3
Managed leverage (to 1) (Non-GAAP)	9.4	9.2	9.1	8.8

** Cash and cash equivalents, and Marketable securities reported on Ford Credit's balance sheet, excluding amounts related to insurance activities

*** Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2017, Ford Credit’s financial statement leverage was 9.3:1, and its managed leverage was 8.8:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of June 30, 2017, our total Company pension underfunded status reported on our balance sheet was $8.3 billion and reflects the net underfunded status at December 31, 2016 updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2016, and the reported number does not reflect any impact from the changes in interest rates since year-end 2016.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GDP AND INDUSTRY PLANNING ASSUMPTIONS

Based on the current environment, our GDP and industry planning assumptions include the following:

GDP AND INDUSTRY PLANNING ASSUMPTIONS

	GDP Growth (Pct)		Industry (Mils)	
	2016	2017	2016	2017
Global*	3.0%	3.5%	92.5	94.6
U.S.	1.6%	2.2%	17.9	17.5
Brazil	(3.6)%	0.5%	2.1	2.3
Europe	1.7%	1.9%	20.1	20.9
China	6.7%	6.7%	27.5	28.0

For 2017, continue to expect growth in global GDP and industry volume

U.S. industry moderation led by lower fleet sales

Europe industry growth supported by firmer and broader economic recovery

China industry growing on stabilizing economy and purchase tax reduction

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting; global industry includes estimated data for some markets not shown

Since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we have updated our expectations for full year industry sales for the United States, Brazil, Europe, and China.

We are adjusting our 2017 guidance for the United States down to 17.5 million units, primarily because of a weaker fleet industry during the first half of the year. Retail volume remains slightly below our assumptions.

We have raised our outlook for Brazil to 2.3 million units based on second quarter volume, but we are monitoring the political risks.

In Europe, we expect industry volume to be slightly higher compared to our prior guidance for 2017, reflecting gains across most EU20 markets, with the exception of the United Kingdom.

In China, we expect industry volume at 28 million units in 2017 to be supported by a stabilizing economy and the continued tax incentive for vehicles with small displacement engines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

The second quarter 2017 actual and third quarter 2017 forecasted production volumes for our Automotive business units are as follows:

AUTOMOTIVE SEGMENT

PRODUCTION VOLUMES

(000)	2Q 2017 Actual		3Q 2017 Forecast	
	Units	O / (U) 2016	Units	O / (U) 2016
North America	841	(2)	665	(34)
South America	87	8	96	8
Europe	357	(75)	339	50
Middle East & Africa	26	8	30	5
Asia Pacific	396	54	395	(17)
Total	1,707	(7)	1,525	12

Key drivers of 3Q YoY:

- **NA – matching production to demand and Navigator / Expedition launch**
- **EU – matching production to demand**
- **AP – matching production to demand**

Production volumes above include Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company guidance for 2017 includes the following:

2017 FULL YEAR COMPANY GUIDANCE

	Adjusted EPS*	Adjusted Effective Tax Rate* (Pct)	Automotive Segment Revenue	Automotive Segment Operating Margin	Automotive Segment Operating Cash Flow
2017 FY	**$1.65 - $1.85**	**About 15%**	**About Equal To 2016**	**Lower Than 2016**	**Positive But Lower Than 2016**
2016 FY Result	$1.76	31.9%	$141.5B	6.7%	$6.4B

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Adjusted EPS Expected To Be $1.65 - $1.85;
Adjusted Effective Tax Rate Now Expected To Be About 15%

Effective this quarter, we are modifying our approach to Company guidance, adopting a range of adjusted earnings per share. For 2017, our full year guidance is for an adjusted EPS range of $1.65 to $1.85. This reflects different potential outcomes for market factors and cost performance, including warranty expense, over the balance of the year. It also reflects an adjusted effective tax rate of about 15%, which is substantially more favorable than prior guidance and reflects 2017 planned actions to bring foreign tax credits onto our balance sheet. We would expect to return to a more normal adjusted effective tax rate, about 30%, after this year.

Our prior guidance implied a full year adjusted EPS of $1.58. The improvement in our range of adjusted EPS versus the implied $1.58 is more than explained by the lower tax rate.

For the second half of the year, we expect total Company adjusted pre-tax profit to be lower than the first half, consistent with historical experience. The third quarter is expected to be the lowest quarterly profit of the year due to seasonal factors and the launch of the Expedition and Lincoln Navigator.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our business unit guidance for 2017 includes the following:

2017 BUSINESS UNIT FULL YEAR GUIDANCE

	Automotive							
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Total Automotive	Ford Credit	All Other
PBT B / (W) 2016	↓	↑	↓	↑	↑	↓	**Higher Than $1.5B**	↓
	-- Commodities -- Other Cost -- Net Pricing -- Exchange + Mix	+ Net Pricing + Volume -- Cost -- Exchange	-- Exchange (Brexit) -- Other Cost -- Commodities + Volume & Mix	+ Cost + Exchange -- Volume	+ Volume & Mix + Cost -- Net Pricing -- Exchange	-- Commodities -- Exchange -- Other Cost -- Net Pricing + Volume & Mix	-- Residual Values -- Margin -- Credit Losses + Receivables Growth	-- FSM -- Net Interest Expense (↑Auto Debt)
2016 FY Results	$9,001M	$(1,109)M	$1,205M	$(302)M	$627M	$9,422M	$1,879M	$(867)M

The business unit guidance above provides our latest assessment of full year 2017 “puts and takes” for each region or segment compared to results in 2016.

We are reassessing our 2018 guidance and will provide an updated view at a future date.

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

TOTAL COMPANY

NET INCOME RECONCILIATION TO ADJUSTED PRE-TAX PROFIT

(Mils)	2Q		YTD		Memo:
	2016	2017	2016	2017	FY 2016
Net income / (Loss) attributable to Ford (GAAP)	$ 1,970	$ 2,042	$ 4,422	$ 3,629	$ 4,596
Income / (Loss) attributable to non-controlling interests	2	8	5	15	11
Net income / (Loss)	$ 1,972	$ 2,050	$ 4,427	$ 3,644	$ 4,607
Less: (Provision for) / Benefit from income taxes	(903)	(209)	(2,099)	(858)	(2,189)
Income / (Loss) before income taxes	$ 2,875	$ 2,259	$ 6,526	$ 4,502	$ 6,796
Less: Special items pre-tax	(118)	(248)	(304)	(224)	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 2,993	$ 2,507	$ 6,830	$ 4,726	$ 10,375

TOTAL COMPANY

EARNINGS PER SHARE RECONCILIATION TO ADJUSTED EARNINGS PER SHARE

	2017	
	2Q	YTD
Diluted After-Tax Results (Mils)		
Diluted after-tax results (GAAP)	$ 2,042	$ 3,629
Less: Impact of pre-tax and tax special items	(202)	(193)
Adjusted net income – diluted (Non-GAAP)	$ 2,244	$ 3,822
Basic and Diluted Shares (Mils)		
Basic shares (average shares outstanding)	3,977	3,977
Net dilutive options and unvested restricted stock units	19	21
Diluted shares	3,996	3,998
Earnings per share – diluted (GAAP)	$ 0.51	$ 0.91
Less: Net impact of adjustments	(0.05)	(0.05)
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.56	$ 0.96

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL COMPANY

EFFECTIVE TAX RATE RECONCILIATION TO ADJUSTED EFFECTIVE TAX RATE

	2017		Memo:
	2Q	YTD	FY 2016
Pre-Tax Results (Mils)			
Income / (Loss) before income taxes (GAAP)	$ 2,259	$ 4,502	$ 6,796
Less: Impact of special items	(248)	(224)	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 2,507	$ 4,726	$ 10,375
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (209)	$ (858)	$ (2,189)
Less: Impact of special items	46	31	1,121
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (255)	$ (889)	$ (3,310)
Tax Rate (Pct)			
Effective tax rate (GAAP)	9.3%	19.1%	32.2%
Adjusted effective tax rate (Non-GAAP)	10.2%	18.8%	31.9%

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	2015 Dec 31	2016 Jun 30	2016 Dec 31	2017 Jun 30
Financial Services finance receivables, net (GAAP)*	**$ 90.7**	**$ 95.3**	**$ 96.2**	**$ 101.4**
Net investment in operating leases (GAAP)*	**25.1**	**26.8**	**27.2**	**26.7**
Consolidating adjustments**	**6.1**	**6.0**	**6.8**	**6.9**
Ford Credit total net receivables	**$ 121.9**	**$ 128.1**	**$ 130.2**	**$ 135.0**
Unearned interest supplements and residual support	**4.5**	**5.0**	**5.3**	**5.6**
Allowance for credit losses	**0.4**	**0.5**	**0.5**	**0.6**
Other, primarily accumulated supplemental depreciation	**0.4**	**0.6**	**0.9**	**1.0**
Total managed receivables (Non-GAAP)	**$ 127.2**	**$ 134.2**	**$ 136.9**	**$ 142.2**

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

Selected Income Statement Information. The following table provides supplemental income statement information, by segment (in millions):

	For the period ended June 30, 2017
	Second Quarter
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Revenues	$37,113	$2,738	$2	$39,853
Total costs and expenses	35,815	2,217	290	38,322
Interest expense on Automotive debt	—	—	277	277
Other income/(loss), net	627	74	31	732
Equity in net income of affiliated companies	266	8	(1)	273
Income/(loss) before income taxes	2,191	603	(535)	2,259
Provision for/(Benefit from) income taxes	181	174	(146)	209
Net income/(loss)	2,010	429	(389)	2,050
Less: Income/(Loss) attributable to noncontrolling interests	8	—	—	8
Net income attributable to Ford Motor Company	$2,002	$429	$(389)	$2,042

	For the period ended June 30, 2017
	First Half
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Revenues	$73,588	$5,407	$4	$78,999
Total costs and expenses	71,295	4,449	282	76,026
Interest expense on Automotive debt	—	—	556	556
Other income/(loss), net	1,258	96	112	1,466
Equity in net income of affiliated companies	605	15	(1)	619
Income/(loss) before income taxes	4,156	1,069	(723)	4,502
Provision for/(Benefit from) income taxes	741	322	(205)	858
Net income/(loss)	3,415	747	(518)	3,644
Less: Income/(Loss) attributable to noncontrolling interests	15	—	—	15
Net income attributable to Ford Motor Company	$3,400	$747	$(518)	$3,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information, by segment (in millions):

	June 30, 2017
Assets	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Cash and cash equivalents	$8,853	$7,366	$4	$16,223
Marketable securities	19,575	3,311	—	22,886
Financial Services finance receivables, net	—	49,888	—	49,888
Trade and other receivables, less allowances	4,274	5,884	1	10,159
Inventories	11,092	—	—	11,092
Other assets	2,317	974	—	3,291
Receivable from other segments	20	1,730	(1,750)	—
Total current assets	46,131	69,153	(1,745)	113,539

Financial Services finance receivables, net	—	51,551	—	51,551
Net investment in operating leases	1,904	26,693	—	28,597
Net property	33,620	166	8	33,794
Equity in net assets of affiliated companies	3,048	180	13	3,241
Deferred income taxes	14,008	218	(4,081)	10,145
Other assets	4,872	1,676	54	6,602
Receivable from other segments	—	1,156	(1,156)	—
Total assets	$103,583	$150,793	$(6,907)	$247,469

Liabilities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Payables	$22,441	$1,122	$5	$23,568
Other liabilities and deferred revenue	18,707	1,239	12	19,958
Automotive debt payable within one year	2,911	—	—	2,911
Financial Services debt payable within one year	—	47,862	—	47,862
Payable to other segments	1,730	—	(1,730)	—
Total current liabilities	45,789	50,223	(1,713)	94,299

Other liabilities and deferred revenue	23,858	980	2	24,840
Automotive long-term debt	13,277	—	—	13,277
Financial Services long-term debt	—	81,959	—	81,959
Deferred income taxes	158	4,658	(4,081)	735
Payable to other segments	1,147	—	(1,147)	—
Total liabilities	$84,229	$137,820	$(6,939)	$215,110

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information, by segment (in millions):

	For the period ended June 30, 2017
	First Half
Cash flows from operating activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Net cash provided by/(used in) operating activities	$5,748	$4,236	$(33)	$9,951

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(3,242)
Net cash flows from non-designated derivatives	200
Funded pension contributions	456
Separation payments	59
Other	65
Automotive Segment Operating Cash Flows	$3,286
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended June 30, 2017.

	For the period ended June 30, 2017
	First Half
Cash flows from investing activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Capital spending	$(3,242)	$(22)	$—	$(3,264)
Acquisitions of finance receivables and operating leases	—	(27,379)	—	(27,379)
Collections of finance receivables and operating leases	—	21,636	—	21,636
Purchases of equity and debt securities	(13,578)	(3,351)	(2)	(16,931)
Sales and maturities of equity and debt securities	13,570	3,336	—	16,906
Settlements of derivatives	200	(46)	—	154
Other	10	12	(6)	16
Investing activity (to)/from other segments	(38)	(11)	49	—
Net cash provided by/(used in) investing activities	$(3,078)	$(5,825)	$41	$(8,862)

Cash flows from financing activities	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Cash dividends	$(1,392)	$—	$—	$(1,392)
Purchases of common stock	(131)	—	—	(131)
Net changes in short-term debt	216	(144)	—	72
Proceeds from issuance of other debt	507	19,960	—	20,467
Principal payments on other debt	(881)	(19,071)	—	(19,952)
Other	(50)	(52)	—	(102)
Financing activity to/(from) other segments	—	12	(12)	—
Net cash provided by/(used in) financing activities	$(1,731)	$705	$(12)	$(1,038)

Effect of exchange rate changes on cash and cash equivalents	$94	$173	$—	$267

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

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2016, was an asset of $528 million compared with an asset of $227 million as of June 30, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.7 billion at both December 31, 2016 and June 30, 2017.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2016 was an asset of $5 million, compared with an asset of $9 million as of June 30, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $54 million at December 31, 2016, compared with $56 million at June 30, 2017.

Financial Services Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2017, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $5 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Mark Fields, President and Chief Executive Officer, retired effective May 22, 2017. He was succeeded by James P. Hackett, formerly chairman of Ford Smart Mobility LLC.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Notice of Violation to Ford Dearborn Truck Plant.  As reported in our 2016 Form 10-K Report, on December 26, 2015, the U.S. Environmental Protection Agency (“EPA”) issued a notice of violation to our Dearborn Truck Plant. EPA alleges that the plant violated several requirements related to its air permit.  We have reached an agreement with EPA to resolve the matter for $389,000.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2017, we completed a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2017. The plan authorized repurchases of up to 11.8 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2017 through May 31, 2017	11,800,000	$11.11	—	—
Total/Average	11,800,000	$11.11

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	July 26, 2017

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 10	Executive Separation Waiver and Release Agreement between Ford Motor Company and Mark Fields dated May 21, 2017.	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 26, 2017, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.