Form 10-Q
period 2017-09-30
FORD MOTOR CO
filed 2017-10-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of October 19, 2017, Ford had outstanding 3,901,450,116 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

74

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2016	2017	2016	2017
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,331	$33,646	$105,520	$107,234
Financial Services	2,612	2,802	7,626	8,209
Other	—	3	—	7
Total revenues (Note 3)	35,943	36,451	113,146	115,450

Costs and expenses
Cost of sales	30,668	30,288	93,707	96,345
Selling, administrative, and other expenses	2,657	2,919	8,131	8,439
Financial Services interest, operating, and other expenses	2,200	2,273	6,518	6,722
Total costs and expenses	35,525	35,480	108,356	111,506

Interest expense on Automotive debt	238	284	650	840

Non-Financial Services other income/(loss), net (Note 4)	672	709	2,126	2,079
Financial Services other income/(loss), net (Note 4)	132	45	305	141
Equity in net income of affiliated companies	403	316	1,342	935
Income before income taxes	1,387	1,757	7,913	6,259
Provision for/(Benefit from) income taxes	426	186	2,525	1,044
Net income	961	1,571	5,388	5,215
Less: Income/(Loss) attributable to noncontrolling interests	4	7	9	22
Net income attributable to Ford Motor Company	$957	$1,564	$5,379	$5,193

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.24	$0.39	$1.35	$1.31
Diluted income	0.24	0.39	1.35	1.30

Cash dividends declared	0.15	0.15	0.70	0.50

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2016	2017	2016	2017
	Third Quarter		First Nine Months
	(unaudited)
Net income	$961	$1,571	$5,388	$5,215
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	(184)	102	(306)	427
Marketable securities	—	(1)	6	2
Derivative instruments	99	(171)	456	(201)
Pension and other postretirement benefits	14	27	53	24
Total other comprehensive income/(loss), net of tax	(71)	(43)	209	252
Comprehensive income	890	1,528	5,597	5,467
Less: Comprehensive income/(loss) attributable to noncontrolling interests	3	7	7	20
Comprehensive income attributable to Ford Motor Company	$887	$1,521	$5,590	$5,447

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	September 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$15,905	$17,589
Marketable securities (Note 7)	22,922	20,492
Financial Services finance receivables, net (Note 8)	46,266	49,541
Trade and other receivables, less allowances of $392 and $407	11,102	10,277
Inventories (Note 10)	8,898	11,263
Other assets	3,368	3,570
Total current assets	108,461	112,732

Financial Services finance receivables, net (Note 8)	49,924	54,323
Net investment in operating leases	28,829	28,714
Net property	32,072	34,760
Equity in net assets of affiliated companies	3,304	3,344
Deferred income taxes	9,705	10,359
Other assets	5,656	7,041
Total assets	$237,951	$251,273

LIABILITIES
Payables	$21,296	$23,566
Other liabilities and deferred revenue (Note 11)	19,316	19,612
Automotive debt payable within one year (Note 13)	2,685	3,551
Financial Services debt payable within one year (Note 13)	46,984	47,623
Total current liabilities	90,281	94,352

Other liabilities and deferred revenue (Note 11)	24,395	24,819
Automotive long-term debt (Note 13)	13,222	12,633
Financial Services long-term debt (Note 13)	80,079	85,305
Deferred income taxes	691	804
Total liabilities	208,668	217,913

Redeemable noncontrolling interest	96	97

EQUITY
Common Stock, par value $.01 per share (3,986 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,630	21,804
Retained earnings	15,634	19,405
Accumulated other comprehensive income/(loss) (Note 15)	(7,013)	(6,759)
Treasury stock	(1,122)	(1,253)
Total equity attributable to Ford Motor Company	29,170	33,238
Equity attributable to noncontrolling interests	17	25
Total equity	29,187	33,263
Total liabilities and equity	$237,951	$251,273

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2016	September 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,511
Financial Services finance receivables, net	50,857	52,834
Net investment in operating leases	11,761	9,908
Other assets	25	60
LIABILITIES
Other liabilities and deferred revenue	$5	$2
Debt	43,730	43,302
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2016	2017
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$17,052	$14,949

Cash flows from investing activities
Capital spending	(4,912)	(4,936)
Acquisitions of finance receivables and operating leases	(43,746)	(43,054)
Collections of finance receivables and operating leases	30,254	32,988
Purchases of equity and debt securities	(22,049)	(20,550)
Sales and maturities of equity and debt securities	22,022	22,953
Settlements of derivatives	330	62
Other	43	(5)
Net cash provided by/(used in) investing activities	(18,058)	(12,542)

Cash flows from financing activities
Cash dividends	(2,780)	(1,988)
Purchases of common stock	(145)	(131)
Net changes in short-term debt	1,200	1,899
Proceeds from issuance of other debt	31,956	30,557
Principal payments on other debt	(30,019)	(31,378)
Other	(102)	(124)
Net cash provided by/(used in) financing activities	110	(1,165)

Effect of exchange rate changes on cash and cash equivalents	(36)	442

Net increase/(decrease) in cash and cash equivalents	$(932)	$1,684

Cash and cash equivalents at January 1	$14,272	$15,905
Net increase/(decrease) in cash and cash equivalents	(932)	1,684
Cash and cash equivalents at September 30	$13,340	$17,589

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	5,379	—	—	5,379	9	5,388
Other comprehensive income/(loss), net of tax	—	—	—	211	—	211	(2)	209
Common stock issued (including share-based compensation impacts)	—	177	—	—	—	177	—	177
Treasury stock/other	—	—	—	—	(145)	(145)	(2)	(147)
Cash dividends declared	—	—	(2,780)	—	—	(2,780)	(5)	(2,785)
Balance at September 30, 2016	$41	$21,598	$17,013	$(6,046)	$(1,122)	$31,484	$15	$31,499

Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187
Adoption of accounting standards (Note 2)	—	6	566	—	—	572	—	572
Net income	—	—	5,193	—	—	5,193	22	5,215
Other comprehensive income/(loss), net of tax	—	—	—	254	—	254	(2)	252
Common stock issued (including share-based compensation impacts)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	(131)	(131)	(1)	(132)
Cash dividends declared	—	—	(1,988)	—	—	(1,988)	(11)	(1,999)
Balance at September 30, 2017	$41	$21,804	$19,405	$(6,759)	$(1,253)	$33,238	$25	$33,263

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

ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

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

As part of ASU 2016-09, we retrospectively reclassified cash paid to taxing authorities related to shares withheld for tax purposes from operating activities to financing activities on our consolidated statement of cash flows. Cash paid to taxing authorities related to shares withheld for tax purposes was about $58 million and $56 million for the first nine months of 2016 and 2017, respectively. This standard did not have a material impact on our third quarter and first nine months 2017 consolidated income statement or September 30, 2017 consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the periods ended September 30, 2017 was as follows (in millions):

	Third Quarter			First Nine Months
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement
Revenues
Automotive	$33,646	$33,897	$(251)	$107,234	$106,937	$297
Financial Services	2,802	2,709	93	8,209	7,930	279

Costs and expenses
Cost of sales	30,288	30,536	(248)	96,345	96,166	179
Interest expense on Automotive debt	284	265	19	840	793	47
Non-Financial Services other income/(loss), net	709	731	(22)	2,079	2,142	(63)
Financial Services other income/(loss), net	45	138	(93)	141	420	(279)
Provision for/(Benefit from) income taxes	186	194	(8)	1,044	1,040	4
Net income	1,571	1,607	(36)	5,215	5,211	4

	September 30, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade and other receivables	$10,277	$10,300	$(23)
Other assets, current	3,570	3,233	337
Net investment in operating leases	28,714	29,510	(796)
Deferred income taxes	10,359	10,376	(17)

Liabilities
Payables	23,566	23,287	279
Other liabilities and deferred revenue, current	19,612	20,818	(1,206)
Automotive debt payable within one year	3,551	3,158	393
Other liabilities and deferred revenue, non-current	24,819	24,824	(5)
Deferred income taxes	804	804	—

Equity
Retained earnings	19,405	19,365	40

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

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans on our consolidated income statement for the periods ended September 30, 2016 was as follows (in millions):

	Third Quarter			First Nine Months
	As Revised	Previously Reported	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Income statement
Cost of sales	$30,668	$30,446	$222	$93,707	$93,075	$632
Selling, administrative, and other expenses	2,657	2,535	122	8,131	7,758	373
Non-Financial Services other income/(loss), net	672	328	344	2,126	1,121	1,005

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We will adopt the new credit loss guidance by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Financial Services finance receivables, net on our consolidated balance sheet and do not expect a material impact to our income statement.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add between $1.5 billion and $2 billion in right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the early stages of implementation.

ASU 2017-12, Derivatives and Hedging. In August 2017, the FASB issued a new accounting standard which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. We plan to adopt the new standard effective January 1, 2018 and are assessing the impact to our hedge accounting processes and financial statement disclosures. We anticipate adoption will not have a material impact to our financial statements.

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended September 30, 2017 (in millions):

	Third Quarter
	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$32,401	$—	$—	$32,401
Used vehicles	606	—	—	606
Extended service contracts	314	—	—	314
Other revenue (a)	197	55	3	255
Revenues from sales and services	33,518	55	3	33,576

Leasing income	128	1,395	—	1,523
Financing income	—	1,314	—	1,314
Insurance income	—	38	—	38
Total revenues	$33,646	$2,802	$3	$36,451

	First Nine Months
	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$103,143	$—	$—	$103,143
Used vehicles	2,187	—	—	2,187
Extended service contracts	921	—	—	921
Other revenue (a)	623	159	7	789
Revenues from sales and services	106,874	159	7	107,040

Leasing income	360	4,142	—	4,502
Financing income	—	3,788	—	3,788
Insurance income	—	120	—	120
Total revenues	$107,234	$8,209	$7	$115,450
__________

(a)	Primarily includes commissions and vehicle-related design and testing services.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our vehicles, parts, accessories, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 16). We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverages beyond our base warranties over the life of the contract. We do not have any material significant payment terms as payment is received at or shortly after the point of sale.

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer pays Ford Credit when it sells the vehicle to the retail customer (see Note 8). Payment terms on part sales to dealers, distributors, and retailers range from 30 days to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result we recognized an increase to revenue from prior periods in the third quarter of 2017 of $33 million.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. At January 1, 2017, $3.5 billion of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue, $256 million and $797 million of this was recognized as revenue during the third quarter and first nine months of 2017, respectively. At September 30, 2017, the unearned amount was $3.7 billion. We expect to recognize approximately $300 million of the unearned amount in the remainder of 2017, $1 billion in 2018, and $2.4 billion thereafter. We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $236 million in deferred costs as of September 30, 2017 and recognized $17 million and $46 million of amortization during the third quarter and first nine months of 2017, respectively.

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

NOTE 4. OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Net periodic pension and OPEB income/(cost), excluding service cost	$344	$365	$1,005	$1,144
Investment-related interest income	50	91	163	247
Interest income/(expense) on income taxes	9	(1)	8	1
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	(13)	(14)	52	11
Gains/(Losses) on changes in investments in affiliates	(1)	(4)	180	(6)
Royalty income	174	171	494	475
Other	109	101	224	207
Total	$672	$709	$2,126	$2,079

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. OTHER INCOME/(LOSS) (Continued)

Financial Services

The amounts included in Financial Services other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Investment-related interest income	$18	$33	$57	$78
Interest income/(expense) on income taxes	(2)	(1)	11	(2)
Insurance premiums earned	38	—	118	—
Other	78	13	119	65
Total	$132	$45	$305	$141

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

For the third quarter and first nine months of 2017, our effective tax rates were 10.6% and 16.7%, respectively. During the third quarter and first nine months of 2017 we recognized $266 million and $687 million of benefit for foreign tax credits expected to be realized in the foreseeable future. The tax benefit relates to investments in certain non-U.S. subsidiaries previously determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments is related to planned distributions in anticipation of potential U.S. corporate tax reform.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$957	$1,564	$5,379	$5,193
Diluted income	957	1,564	5,379	5,193

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,974	3,972	3,972	3,975
Net dilutive options and unvested restricted stock units	26	24	25	21
Diluted shares	4,000	3,996	3,997	3,996

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$888	$924	$—	$1,812
U.S. government agencies	2	—	—	—	—
Non-U.S. government and agencies	2	200	142	—	342
Corporate debt	2	100	—	—	100
Total marketable securities classified as cash equivalents		1,188	1,066	—	2,254
Cash, time deposits, and money market funds		6,632	7,011	8	13,651
Total cash and cash equivalents		$7,820	$8,077	$8	$15,905

Marketable securities
U.S. government	1	$8,099	$1,634	$—	$9,733
U.S. government agencies	2	2,244	505	—	2,749
Non-U.S. government and agencies	2	4,751	632	—	5,383
Corporate debt	2	4,329	475	—	4,804
Equities	1	165	—	—	165
Other marketable securities	2	54	34	—	88
Total marketable securities		$19,642	$3,280	$—	$22,922

		September 30, 2017
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$498	$112	$—	$610
U.S. government agencies	2	150	200	—	350
Non-U.S. government and agencies	2	—	357	—	357
Corporate debt	2	—	—	—	—
Total marketable securities classified as cash equivalents		648	669	—	1,317
Cash, time deposits, and money market funds		8,105	8,166	1	16,272
Total cash and cash equivalents		$8,753	$8,835	$1	$17,589

Marketable securities
U.S. government	1	$4,418	$670	$—	$5,088
U.S. government agencies	2	2,990	384	—	3,374
Non-U.S. government and agencies	2	5,833	971	—	6,804
Corporate debt	2	3,958	1,051	—	5,009
Equities	1	160	—	—	160
Other marketable securities	2	32	25	—	57
Total marketable securities		$17,391	$3,101	$—	$20,492

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities on our balance sheet were as follows (in millions):

	December 31, 2016
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,703	$2	$(14)	$3,691	$727	$2,776	$188
U.S. government agencies	308	—	(2)	306	—	306	—
Non-U.S. government and agencies	1,443	1	(11)	1,433	148	1,285	—
Corporate debt	1,079	—	—	1,079	1,031	48	—
Total	$6,533	$3	$(27)	$6,509	$1,906	$4,415	$188

	September 30, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,228	$—	$(8)	$3,220	$1,268	$1,952	$—
U.S. government agencies	1,795	—	(5)	1,790	228	1,547	15
Non-U.S. government and agencies	3,392	6	(7)	3,391	99	3,242	50
Corporate debt	1,542	1	(1)	1,542	530	1,012	—
Total	$9,957	$7	$(21)	$9,943	$2,125	$7,753	$65

Sales proceeds from investments classified as AFS and sold prior to maturity were $0 and $491 million in the third quarter of 2016 and 2017, respectively, and $69 million and $3.1 billion in the first nine months of 2016 and 2017, respectively. Gross realized gains from the sale of AFS securities in both the third quarter of 2016 and 2017 were $0, and in the first nine months of 2016 and 2017 were $1 million and $3 million, respectively. Gross realized losses from the sale of AFS securities in both the third quarter of 2016 and 2017 were $0, and in the first nine months of 2016 and 2017 were $0 and $8 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2016
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$1,474	$(14)	$—	$—	$1,474	$(14)
U.S. government agencies	261	(2)	—	—	261	(2)
Non-U.S. government and agencies	1,137	(11)	—	—	1,137	(11)
Corporate debt	—	—	—	—	—	—
Total	$2,872	$(27)	$—	$—	$2,872	$(27)

	September 30, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$2,674	$(7)	$49	$(1)	$2,723	$(8)
U.S. government agencies	1,608	(4)	49	(1)	1,657	(5)
Non-U.S. government and agencies	1,956	(7)	39	—	1,995	(7)
Corporate debt	543	(1)	—	—	543	(1)
Total	$6,781	$(19)	$137	$(2)	$6,918	$(21)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the nine months ended September 30, 2016 and 2017, we did not recognize any other-than-temporary impairment loss.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and reported in Other assets in the non-current assets section of our consolidated balance sheet. These cost method investments were $219 million and $326 million at December 31, 2016 and September 30, 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES

Our Financial Services segment, primarily Ford Credit, manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	September 30, 2017
Consumer
Retail financing, gross	$68,121	$75,452
Unearned interest supplements	(2,783)	(3,136)
Consumer finance receivables	65,338	72,316
Non-Consumer
Dealer financing	31,336	32,123
Non-Consumer finance receivables	31,336	32,123
Total recorded investment	$96,674	$104,439

Recorded investment in finance receivables	$96,674	$104,439
Allowance for credit losses	(484)	(575)
Finance receivables, net	$96,190	$103,864

Current portion	$46,266	$49,541
Non-current portion	49,924	54,323
Finance receivables, net	$96,190	$103,864

Net finance receivables subject to fair value (a)	$94,066	$100,773
Fair value	94,785	100,552
__________

(a)
At December 31, 2016 and September 30, 2017, Finance receivables, net includes $2.1 billion and $3.1 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at both December 31, 2016 and September 30, 2017, was $223 million of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2016 and September 30, 2017 were consumer receivables of $32.5 billion and $35.2 billion, respectively, and non-consumer receivables of $26 billion and $23.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $28 million at December 31, 2016 and September 30, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at December 31, 2016 and September 30, 2017, respectively.

The aging analysis of our finance receivables balances were as follows (in millions):

	December 31, 2016	September 30, 2017
Consumer
31-60 days past due	$760	$682
61-90 days past due	114	111
91-120 days past due	34	40
Greater than 120 days past due	39	37
Total past due	947	870
Current	64,391	71,446
Consumer finance receivables	65,338	72,316

Non-Consumer
Total past due	107	135
Current	31,229	31,988
Non-Consumer finance receivables	31,336	32,123
Total recorded investment	$96,674	$104,439

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	September 30, 2017
Dealer Financing
Group I	$24,315	$24,911
Group II	5,552	5,581
Group III	1,376	1,479
Group IV	93	152
Total recorded investment	$31,336	$32,123

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and September 30, 2017 was $367 million, or 0.6% of consumer receivables, and $387 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and September 30, 2017 was $107 million, or 0.3% of non-consumer receivables, and $152 million, or 0.5% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2016			First Nine Months 2016
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$432	$17	$449	$357	$16	$373
Charge-offs	(108)	(5)	(113)	(304)	(7)	(311)
Recoveries	29	1	30	89	4	93
Provision for credit losses	112	1	113	323	1	324
Other (a)	(1)	—	(1)	(1)	—	(1)
Ending balance (b)	$464	$14	$478	$464	$14	$478

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$445	$12	$457
Specific impairment allowance				19	2	21
Ending balance (b)				464	14	478

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				64,743	30,393	95,136
Specifically evaluated for impairment				366	140	506
Recorded investment				65,109	30,533	95,642

Ending balance, net of allowance for credit losses				$64,645	$30,519	$95,164
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $541 million.

	Third Quarter 2017			First Nine Months 2017
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$507	$15	$522	$469	$15	$484
Charge-offs	(132)	—	(132)	(366)	(3)	(369)
Recoveries	36	4	40	105	8	113
Provision for credit losses	146	(6)	140	341	(7)	334
Other (a)	5	—	5	13	—	13
Ending balance (b)	$562	$13	$575	$562	$13	$575

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$541	$13	$554
Specific impairment allowance				21	—	21
Ending balance (b)				562	13	575

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				71,929	31,971	103,900
Specifically evaluated for impairment				387	152	539
Recorded investment				72,316	32,123	104,439

Ending balance, net of allowance for credit losses				$71,754	$32,110	$103,864
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $644 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 30% and 35% of total inventories at December 31, 2016 and September 30, 2017, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories were as follows (in millions):

	December 31, 2016	September 30, 2017
Raw materials, work-in-process, and supplies	$3,843	$4,587
Finished products	5,943	7,591
Total inventories under FIFO	9,786	12,178
LIFO adjustment	(888)	(915)
Total inventories	$8,898	$11,263

NOTE 11. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2016	September 30, 2017
Current
Dealer and dealers’ customer allowances and claims	$9,542	$10,489
Deferred revenue	3,866	2,409
Employee benefit plans	1,469	1,718
Accrued interest	974	833
OPEB (a)	349	354
Pension (a)	247	260
Other	2,869	3,549
Total current other liabilities and deferred revenue	$19,316	$19,612
Non-current
Pension (a)	$10,150	$10,251
OPEB (a)	5,516	5,582
Dealer and dealers’ customer allowances and claims	2,564	2,490
Deferred revenue	3,687	3,806
Employee benefit plans	1,063	1,131
Other	1,415	1,559
Total non-current other liabilities and deferred revenue	$24,395	$24,819
__________

(a)
Balances at September 30, 2017 reflect pension and OPEB liabilities at December 31, 2016, updated (where applicable) for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2016. Included in Other assets are pension assets of $1.5 billion and $2.5 billion at December 31, 2016 and September 30, 2017, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Service cost	$128	$133	$116	$154	$13	$13
Interest cost	381	382	190	155	49	50
Expected return on assets	(673)	(683)	(329)	(347)	—	—
Amortization of prior service costs/(credits)	43	36	9	9	(35)	(30)
Net remeasurement (gain)/loss	—	—	—	—	—	—
Separation programs/other	6	58	16	5	(1)	—
Net periodic benefit cost/(income)	$(115)	$(74)	$2	$(24)	$26	$33

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Service cost	$383	$400	$358	$413	$37	$37
Interest cost	1,143	1,144	587	487	146	148
Expected return on assets	(2,020)	(2,050)	(1,018)	(1,012)	—	—
Amortization of prior service costs/(credits)	128	107	28	27	(106)	(89)
Net remeasurement (gain)/loss	—	—	11	—	—	—
Separation programs/other	9	70	88	24	(1)	—
Net periodic benefit cost/(income)	$(357)	$(329)	$54	$(61)	$76	$96

The service cost component is included in Cost of sales and Selling, administrative and other expenses. Other components of net periodic benefit cost/(income) are included in Non-Financial Services other income/(loss), net of our consolidated income statement.

Pension Plan Contributions

During 2017, we expect contributions to be about $1.5 billion from cash and cash equivalents to our worldwide funded pension plans, and to make about $300 million of benefit payments to participants in unfunded plans, for a total of about $1.8 billion. Contributions to our funded plans are higher than our prior guidance of about $1 billion (most of which is mandatory), as we plan to pull ahead about $500 million of 2018 planned funding into the fourth quarter of 2017 to achieve a cash tax benefit. In the first nine months of 2017, we contributed about $700 million to our worldwide funded pension plans and made about $200 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. DEBT

The carrying value of Automotive and Financial Services debt was as follows (in millions):

Automotive Segment	December 31, 2016	September 30, 2017
Debt payable within one year
Short-term	$1,324	$1,566
Long-term payable within one year
Public unsecured debt securities	—	361
U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program	591	591
Other debt	827	1,049
Unamortized (discount)/premium	(57)	(16)
Total debt payable within one year	2,685	3,551
Long-term debt payable after one year
Public unsecured debt securities	9,394	9,033
DOE ATVM Incentive Program	2,651	2,209
Other debt	1,573	1,785
Adjustments
Unamortized (discount)/premium	(320)	(317)
Unamortized issuance costs	(76)	(77)
Total long-term debt payable after one year	13,222	12,633
Total Automotive Segment	$15,907	$16,184

Fair value of Automotive Segment debt (a)	$17,433	$18,028

Financial Services Segment
Debt payable within one year
Short-term	$15,330	$17,640
Long-term payable within one year
Unsecured debt	12,369	13,487
Asset-backed debt	19,286	16,496
Adjustments
Unamortized (discount)/premium	(2)	1
Unamortized issuance costs	(16)	(17)
Fair value adjustments (b)	17	16
Total debt payable within one year	46,984	47,623
Long-term debt payable after one year
Unsecured debt	49,912	54,463
Asset-backed debt	30,112	30,910
Adjustments
Unamortized (discount)/premium	(9)	(6)
Unamortized issuance costs	(197)	(208)
Fair value adjustments (b)	261	146
Total long-term debt payable after one year	80,079	85,305
Total Financial Services Segment	$127,063	$132,928

Fair value of Financial Services Segment debt (a)	$128,777	$134,877
__________

(a)
The fair value of debt includes $1.1 billion and $1.3 billion of Automotive segment short-term debt and $14.3 billion and $16.5 billion of Financial Services segment short-term debt at December 31, 2016 and September 30, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Cash flow hedges (a)
Reclassified from AOCI to net income	$202	$115	$335	$357
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	95	50	292	182
Ineffectiveness (b)	(1)	—	21	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	29	(168)	61	(594)
Cross-currency interest rate swap contracts	128	5	463	79
Interest rate contracts	21	20	(70)	57
Commodity contracts	3	21	7	53
Total	$477	$43	$1,109	$134
__________

(a)
For the third quarter and first nine months of 2016, a $340 million gain and a $887 million gain, respectively, were recorded in Other comprehensive income. For the third quarter and first nine months of 2017, a $116 million loss and a $90 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the third quarter and first nine months of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $228 million loss and $655 million gain, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $227 million gain and $634 million loss, respectively. For the third quarter and first nine months of 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $40 million loss and $95 million loss, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $40 million gain and $95 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			September 30, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,091	$620	$257	$18,734	$466	$352
Fair value hedges
Interest rate contracts	33,175	487	80	31,802	323	132
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,227	379	194	19,792	259	357
Cross-currency interest rate swap contracts	3,201	242	8	3,998	370	22
Interest rate contracts	61,689	156	74	57,144	227	119
Commodity contracts	531	11	6	603	25	2
Total derivative financial instruments, gross (a) (b)	$134,914	$1,895	$619	$132,073	$1,670	$984

Current portion		$1,108	$371		$937	$612
Non-current portion		787	248		733	372
Total derivative financial instruments, gross		$1,895	$619		$1,670	$984
__________

(a)	At December 31, 2016 and September 30, 2017, we held collateral of $15 million and $11 million, and we posted collateral of $12 million and $31 million, respectively.

(b)
At December 31, 2016 and September 30, 2017, the fair value of assets and liabilities available for counterparty netting was $554 million and $669 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(3,691)	$(4,266)	$(3,570)	$(4,593)
Gains/(Losses) on foreign currency translation	(183)	25	(271)	175
Less: Tax/(Tax benefit)	—	(94)	—	(271)
Net gains/(losses) on foreign currency translation	(183)	119	(271)	446
(Gains)/Losses reclassified from AOCI to net income (a)	—	(17)	(33)	(17)
Other comprehensive income/(loss), net of tax	(183)	102	(304)	429
Ending balance	$(3,874)	$(4,164)	$(3,874)	$(4,164)

Marketable securities
Beginning balance	$—	$(11)	$(6)	$(14)
Gains/(Losses) on available for sale securities	—	(3)	11	—
Less: Tax/(Tax benefit)	—	(3)	—	2
Net gains/(losses) on available for sale securities	—	—	11	(2)
(Gains)/Losses reclassified from AOCI to net income	—	—	(1)	5
Less: Tax/(Tax benefit)	—	1	4	1
Net (gains)/losses reclassified from AOCI to net income	—	(1)	(5)	4
Other comprehensive income/(loss), net of tax	—	(1)	6	2
Ending balance	$—	$(12)	$—	$(12)

Derivative instruments
Beginning balance	$421	$253	$64	$283
Gains/(Losses) on derivative instruments	340	(116)	887	90
Less: Tax/(Tax benefit)	87	(36)	181	15
Net gains/(losses) on derivative instruments	253	(80)	706	75
(Gains)/Losses reclassified from AOCI to net income	(202)	(115)	(335)	(357)
Less: Tax/(Tax benefit)	(48)	(24)	(85)	(81)
Net (gains)/losses reclassified from AOCI to net income (b)	(154)	(91)	(250)	(276)
Other comprehensive income/(loss), net of tax	99	(171)	456	(201)
Ending balance	$520	$82	$520	$82

Pension and other postretirement benefits
Beginning balance	$(2,706)	$(2,692)	$(2,745)	$(2,689)
Amortization and recognition of prior service costs/(credits)	17	15	50	45
Less: Tax/(Tax benefit)	7	(13)	17	15
Net prior service costs/(credits) reclassified from AOCI to net income	10	28	33	30
Translation impact on non-U.S. plans	4	(1)	20	(6)
Other comprehensive income/(loss), net of tax	14	27	53	24
Ending balance	$(2,692)	$(2,665)	$(2,692)	$(2,665)

Total AOCI ending balance at September 30	$(6,046)	$(6,759)	$(6,046)	$(6,759)
__________

(a)	Reclassified to Non-Financial Services other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $97 million. See Note 14 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2016	September 30, 2017
Maximum potential payments	$177	$1,349
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	399

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.2 billion as of September 30, 2017 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $399 million as our best estimate of the amount we will have to pay under the guarantee.  See Note 2 for additional information on the adoption of the new revenue standard.

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2016	2017
Beginning balance	$4,558	$4,960
Payments made during the period	(2,464)	(2,596)
Changes in accrual related to warranties issued during the period	1,704	1,588
Changes in accrual related to pre-existing warranties	1,088	968
Foreign currency translation and other	42	111
Ending balance	$4,928	$5,031

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT INFORMATION (Continued)

Key operating data for the periods ended or at September 30 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
Third Quarter 2016
Revenues	$33,331	$2,612	$—	$—	$—		$35,943
Pre-tax results - income/(loss)	1,084	552	(223)	(26)	—		1,387
Equity in net income/(loss) of affiliated companies	395	8	—	—	—		403
Cash, cash equivalents, and marketable securities	24,300	9,855	10	—	—		34,165
Total assets	97,269	142,979	67	—	(5,352)	(a)	234,963
Debt	13,147	124,077	—	—	—		137,224
Operating cash flows	(1,954)	5,953	—	—	1,162	(b)	5,161

Third Quarter 2017
Revenues	$33,646	$2,802	$3	$—	$—		$36,451
Pre-tax results - income/(loss)	1,668	584	(278)	(217)	—		1,757
Equity in net income/(loss) of affiliated companies	305	10	1	—	—		316
Cash, cash equivalents, and marketable securities	26,144	11,936	1	—	—		38,081
Total assets	103,534	154,613	85	—	(6,959)	(a)	251,273
Debt	16,184	132,928	—	—	—		149,112
Operating cash flows	(1,654)	5,193	(22)	—	1,481	(b)	4,998

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
First Nine Months 2016
Revenues	$105,520	$7,626	$—	$—	$—		$113,146
Pre-tax results - income/(loss)	7,380	1,436	(573)	(330)	—		7,913
Equity in net income/(loss) of affiliated companies	1,319	23	—	—	—		1,342
Operating cash flows	4,917	8,761	—	—	3,374	(b)	17,052

First Nine Months 2017
Revenues	$107,234	$8,209	$7	$—	$—		$115,450
Pre-tax results - income/(loss)	5,824	1,653	(777)	(441)	—		6,259
Equity in net income/(loss) of affiliated companies	910	25	—	—	—		935
Operating cash flows	1,632	9,418	(44)	—	3,943	(b)	14,949
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Automotive capital spending	$1,696	$1,659	$4,879	$4,901
Settlement of derivatives	(246)	90	(322)	(110)
Funded pension contributions	(246)	(264)	(835)	(720)
Separation payments	(40)	(41)	(198)	(100)
Other	(2)	37	(150)	(28)
Total operating cash flow adjustments	$1,162	$1,481	$3,374	$3,943

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated statement of equity and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 26, 2017

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Total Company

Net income attributable to Ford. The chart below shows our third quarter 2017 net income attributable to Ford.

Total Company
3Q 2017 Net Income Attributable To Ford (Mils)

$1,564
$1,668
$584
$(278)
$(217)
$(186)
$7
Pre-Tax Results
Total Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling interests

B / (W) 3Q 2016	Total Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling interests
	$607	$584	$32	$(55)	$(191)	$240	$3

Net income attributable to Ford in the third quarter of 2017 was $1.6 billion or $0.39 diluted earnings per share of Common and Class B Stock, an increase of $607 million or $0.15 per share compared with the third quarter of 2016. Third quarter 2017 pre-tax results of our Automotive segment, Financial Services segment, All Other, and Special Items, as well as Taxes are discussed in the following sections in “Results of Operations.”

Revenue. Company revenue in the third quarter of 2017 was $36.5 billion, $508 million higher than a year ago.

Cost of sales and Selling, administrative, and other expenses for the third quarter of 2017 were $33.2 billion, a decrease of $0.1 billion. Cost of sales and Selling, administrative, and other expenses for the first nine months of 2017 were $104.8 billion, an increase of $2.9 billion. The detail for the third quarter and first nine months of 2017 change compared with 2016 is shown below (in billions):

	2017 Lower/(Higher) 2016
	Third Quarter	First Nine Months
Volume and mix, exchange, and other	$(0.5)	$(1.9)
Contribution costs
Material excluding commodities	0.2	(0.1)
Commodities	(0.3)	(0.9)
Freight and other	—	0.1
Warranty	0.6	0.2
Structural costs	0.2	(0.3)
Special items	(0.1)	—
Total	$0.1	$(2.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At September 30, 2017, total equity attributable to Ford was $33.2 billion, an increase of $4.1 billion compared with December 31, 2016. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$5.2
Shareholder distributions	(2.1)
Other comprehensive income	0.2
Adoption of accounting standards	0.6
Common Stock issued (including share-based compensation impacts)	0.2
Total	$4.1

The chart below shows our third quarter 2017 total Company adjusted pre-tax results and the pre-tax results of our Automotive segment, our Financial Services segment, and All Other, which is mainly net interest expense and the results of Ford Smart Mobility LLC.

Total Company
3Q 2017 Adjusted Pre-Tax Results (Mils)

$1,974
$1,668
$584
$(278)
Total
Automotive Segment
Financial Services Segment
All Other

B / (W) 3Q 2016	Total	Automotive Segment	Financial Services Segment	All Other
	$561	$584	$32	$(55)

Auto and Financial Services results drove Company adj. PBT

All Other primarily treasury-related activities plus FSM LLC

Higher Company adj. PBT more than explained by improved Auto results

Our total Company adjusted pre-tax profit for the third quarter of 2017 was $2 billion, $561 million higher than a year ago. Adjusted earnings per share of Common and Class B stock was $0.43, up $0.17 per share compared with the third quarter of 2016.

Our total Company adjusted pre-tax profit of $2 billion consisted of: Automotive segment profit of $1.7 billion, a profit of $584 million in the Financial Services segment, and a loss of $278 million in All Other, largely treasury-related activities, including net interest expense.

As shown below the chart, the higher Company pre-tax profit from a year ago was more than explained by the improved Automotive segment.

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

The charts on the following pages detail third quarter 2017 key metrics and the change in third quarter 2017 pre-tax results compared with third quarter 2016 by causal factor for our Automotive segment and its business units — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Automotive Segment
3Q 2017 Pre-Tax Results (Mils)

$1,668
$1,683
$(158)
$(86)
$(60)
$289
$(15)
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific

B / (W) 3Q 2016	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific
	$584	$421	$137	$(224)	$92	$158

Auto PBT driven by NA and record 3Q in AP

Operations outside of NA about breakeven

All operations except Europe improved YoY, with NA improving the most

Our third quarter 2017 Automotive pre-tax results by business unit are shown above. Automotive profit was driven by North America and a third quarter record pre-tax profit in Asia Pacific. Operations outside North America were about breakeven in total.

As shown below the chart, Automotive pre-tax profit was $584 million higher than a year ago, reflecting improvement in all regions, excluding Europe, with North America improving the most.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment
3Q 2017 Key Metrics

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
1,530
1,504
2%
$33.3
$33.6
1%
7.3%
6.8%
0.5 ppts
3.3%
5.0%
1.7 ppts
$1,084
$1,668
54%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017
	4,944	4,858	$105.5	$107.2	7.4%	7.1%	7.0%	5.4%	$7,380	$5,824
	↓	2%	↑	2%	↓	0.3 ppts	↓	1.6 ppts	↓	21%

Auto operating margin and PBT improved sharply; first YoY gains since 1Q 2016. Achieved despite relatively flat top line and lower global market share

Global SAAR up 5% due to AP, Europe and SA

Global market share down due to declines in all regions

Shown above are the third quarter 2017 key metrics for our Automotive segment. Automotive operating margin and pre-tax profit, at 5.0% and $1.7 billion, respectively, were both up sharply from a year ago, despite a relatively flat top line, including lower global market share.

Global industry SAAR is estimated at 96.7 million units, up 5%. This was driven by Asia Pacific, Europe, and South America.

Global market share, at 6.8%, was down five-tenths of a percentage point, reflecting lower share in all regions.

As shown below the chart, Automotive revenue in the first nine months was up slightly year over year, while all other key metrics were lower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment
3Q 2017 Pre-Tax Results (Mils)

$1,084
3Q 2016
$(97)
Volume / Mix
Industry $ 100
Share (158)
Stocks (59)
Mix 122
Other (102)
$187
Net Pricing
Pricing $ 588
Incentives / Other (401)
Market Factors
$90
$514
Contribution Cost
Mat'l, Excl. Commodities $ 204
Commodities (318)
Warranty 616
Freight / Other 12
$201
Structural Cost
Engineering $108
Advertising & Sales Promo. 111
Other (18)
Total Cost
$715
$(266)
Exchange
$45
Other
$1,668
3Q 2017

Auto PBT $584M higher due to favorable cost performance and market factors

Lower cost due to non-repeat of recall from a year ago, net material cost efficiencies excl. commodities and lower engineering and advertising and sales promotion expense

Adverse exchange driven by sterling, Canadian dollar, Indian rupee, Thai baht and Argentine peso

Commodities continue to be a headwind, mainly metals, primarily steel

As shown above, the $584 million improvement in third quarter 2017 Automotive segment pre-tax profit was driven by favorable cost performance and market factors. Lower cost was due to the non-repeat of a recall from a year ago, net material cost efficiencies excluding commodities, and lower engineering and advertising and sales promotion expense.

Adverse exchange was driven by the sterling, reflecting Brexit effects, Canadian dollar, Indian rupee, Thai baht, and Argentine peso.

Commodities, mainly metals, remain a headwind.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America
3Q 2017 Key Metrics

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
687
650
5%
$21.8
$20.9
4%
13.6%
13.5%
0.1 ppts
5.8%
8.1%
2.3 ppts
$1,262
$1,683
33%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	2,316	2,228	$69.5	$69.4	14.2%	14.0%	10.1%	8.5%	$7,045	$5,870
	↓	4%	↔	-- %	↓	0.2 ppts	↓	1.6 ppts	↓	17%

NA PBT up significantly with operating margin >8%, despite lower top line

Revenue down due to lower volume – unfavorable change in dealer stocks and lower market share

NA SAAR down 0.4M units, driven by U.S.

NA market share lower due to Canada and Mexico; U.S. up 0.1 ppts due to retail share for Ford trucks and SUVs plus Lincoln

Shown above are the third quarter 2017 key metrics for North America, where our operating margin and pre-tax profit improved significantly from a year ago, despite a lower top line.

Wholesale volume was down 5% and revenue was down 4%, due to lower volume from a year ago. The lower wholesales were driven by an unfavorable change in dealer stocks and lower market share in Canada and Mexico.

North America SAAR, at 21.3 million units, and U.S. SAAR, at 17.4 million units, were both down 400,000 units.

North America market share was down one-tenth of a percentage point, while U.S. share was up one-tenth of a percentage point to 14.1%, driven by higher retail share for Ford trucks and SUVs and Lincoln.

In the quarter, F-Series U.S. sales improved 14% compared to a year ago and gained share, reflecting our best third quarter sales performance since 2005. Ford brand SUVs also had outstanding results, achieving our highest third quarter SUV retail sales since 2003, driven by Explorer and Edge.

As shown below the chart, each of North America’s key metrics in the first nine months were lower than a year ago, except for revenue, which was flat.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America
3Q 2017 Pre-Tax Results (Mils)

Industry $ 9
Share (27)
Stocks (227)
Mix 37
Other (15)
$1,262
$(223)
$59
Pricing $ 319
Incentives / Other (260)
$533
Mat'l, Excl. Commodities $ 94
Commodities (201)
Warranty 653
Other (13)
$197
Engineering $113
Spending Related 94
Other (10)
$(67)
$(78)
$1,683
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
3Q 2017
Market Factors $(164)
Total Cost $730

NA PBT up $421 million driven by strong cost performance, despite continued increase in commodities

Both contribution and structural costs lower; lower warranty reflects non-repeat of last year's recall

Lower volume driven by unfavorable dealer stock change due to Fusion, Explorer and Expedition and Navigator launch

As shown above, North America’s third quarter 2017 pre-tax profit was $421 million higher than a year ago, driven by favorable cost performance, despite continued headwinds on commodities. Lower volume and adverse exchange were partial offsets.

Favorable cost performance was driven by both lower contribution cost, reflecting the non-repeat of last year’s recall, and lower structural cost.

Net pricing was favorable for the fourth consecutive quarter, reflecting the continued strength of F-Series.

Lower volume was driven by an unfavorable change in dealer stock, including matching car production to demand, mainly Fusion, Explorer, and the launch of the all-new Expedition and Navigator.

The unfavorable exchange reflects mainly the Canadian dollar.

For 2017, we continue to expect North America operating margin and profit to be lower than 2016, mainly due to higher commodity cost, higher product cost net of efficiencies, and increased engineering expense, primarily for utilities, commercial vehicles, and autonomous vehicles. Exchange is also expected to be unfavorable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America
A Disciplined Approach To The U.S. Business

YoY Average Transaction Price (USD)*

Industry Average
Ford
$1,219
$848
$763
$518
$345
$288
$215
$192
Jul
Aug
Sep
3Q

YoY Incentive Change as Pct. of Vehicle Price*

Industry Average
Ford
Better
1.5
0.9
0.9
0.2
0.7
0.3
(0.6)
(0.1)
Jul
Aug
Sep
3Q

U.S. Gross Days Supply

Industry Average
Ford
68
77
70
81
64
72
Jul
Aug
Sep

Ford ATPs rose more than 2X the industry due to F-Series

Ford incentives, as a percent of vehicle price, increased less than half the industry's average

Ford U.S. stocks at healthy levels and days supply

* Source: J.D. Power PIN ISR data – cash / APR / lease (blended) transaction; industry data includes Ford

As shown above, the metrics continue to demonstrate the disciplined approach we take to our business. This is true everywhere we operate, but highlighted here for North America.

Our year-over-year average transaction price in the United States in the third quarter of 2017 grew more than double the rate of the industry due to the strength of F-Series. In the quarter, F-Series transaction prices were up over $2,800 per unit compared to a year ago, outpacing the overall segment increase of $1,600 per unit, reflecting strong customer demand for high-level trim series on both Super Duty and F-150, including the Raptor.

We also continued our disciplined approach to incentives. Although our incentive levels increased compared to a year ago, the increase was lower than the industry average, which demonstrated our commitment to managing supply and demand and benefiting from the strength of our products.

Our U.S. stocks remain at healthy levels and days supply as we continue to take a disciplined approach to match supply to demand.

As a reminder, note that Ford’s days supply tend to be slightly higher than industry average because of our stronger position in trucks and the associated larger number of product configurations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
3Q 2017 Key Metrics

Wholesales
(000)
Revenue
(Bils)
Market Share
(Pct)
Operating Margin
(Pct)
Pre-Tax Results
(Mils)
89
103
16%
$1.3
$1.5
19%
9.4%
8.8%
0.6 ppts
(22.1)%
(9.9)%
12.2 ppts
$(295)
$(158)
46%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	235	266	$3.4	$4.1	8.8%	9.0%	(23.9)%	(14.2)%	$(816)	$(587)
	↑ 13%		↑ 21%		↑ 0.2 ppts		↑ 9.7 ppts		↑ 28%	

Pre-tax loss improved 46% as macroeconomic conditions improve; smallest quarterly loss since 4Q 2013

Top line up double digits due to volume and pricing

SA SAAR up 16%; Brazil SAAR up YoY for 2nd consecutive quarter

Market share lower primarily due to lower participation in fleet sales

4th consecutive quarter of improved operating margin and PBT

South America key metrics for third quarter 2017 are shown above, where our pre-tax loss improved 46% from a year ago and macroeconomic conditions are showing signs of improvement. This was our smallest quarterly loss in the region since fourth quarter 2013.

The top line improved double digits, with wholesale volume up 16% and revenue up 19%.

The higher volume was driven by higher industry, while the higher revenue was due to the volume increase and higher pricing.

Industry SAAR for the region, at 4.3 million units, was up 16%, or 600,000 units. Brazil SAAR, at 2.4 million units, was up 20%, or 400,000 units. This was the second consecutive quarter of year-over-year improvement in Brazil.

Our market share for the region, at 8.8%, was down six-tenths of a percentage point primarily due to lower participation in fleet sales, mainly EcoSport, and market performance in Argentina, mainly Focus.

Operating margin and pre-tax results for the region both improved sharply from a year ago – our fourth consecutive quarter of year-over-year improvement.

As shown below the chart, each of South America’s key metrics improved significantly in the first nine months from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
3Q 2017 Pre-Tax Results (Mils)

$(295)
$46
$127
$(55)
$10
$(33)
$42
$(158)
Industry $ 70
Share (25)
Stocks 11
Mix 7
Other (17)
Pricing $118
Incentives / Other 9
Commodities $(31)
Other (24)
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
3Q 2017
Market Factors $173
Total Cost $(45)

Pre-tax loss improved $137M due to favorable market factors

Increase in total cost mainly commodities

Unfavorable exchange due to Argentine peso

As shown above, South America’s third quarter 2017 pre-tax loss improved $137 million compared to a year ago due to favorable net pricing and higher industry volume.

Higher commodity costs and adverse exchange, mainly the Argentine peso, were partial offsets.

Structural cost was flat despite higher volume and continued high inflation in some markets.

For 2017, we continue to expect South America’s loss to improve from last year as a result of favorable market factors as the economy continues to recover.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
3Q 2017 Key Metrics

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
320
342
$6.3
$6.9
7.8%
7.3%
2.2%
(1.2)%
$138
$(86)
7%
9%
0.5 ppts
3.4 ppts
$224
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

	Wholesales* 2016	Wholesales* 2017	Revenue 2016	Revenue 2017	Market Share 2016	Market Share 2017	Operating Margin 2016	Operating Margin 2017	Pre-Tax Results 2016	Pre-Tax Results 2017
YTD:	1,149	1,166	$21.3	$21.6	7.7%	7.5%	4.9%	0.8%	$1,039	$178
	↑	1%	↑	1%	↓	0.2 ppts	↓	4.1 ppts	↓	83%

Top line up YoY; all of Europe's other key metrics lower

Volume up due to favorable dealer stock change, mainly Fiesta; revenue gain from volume, mix and pricing

Europe SAAR up 5%, including improvement in Russia

Market share down due to ramp up of Fiesta launch

Operating margin and pre-tax result negative for first time since 1Q 2015

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 15,000 units in 3Q 2016 and 17,000 units in 3Q 2017). Revenue does not include these sales.

Shown above are the third quarter 2017 key metrics for Europe, where the top line was up. All other key metrics were lower.

Wholesale volume was up 7% and revenue was up 9% from a year ago. The higher wholesales were driven by a favorable change in dealer stocks, reflecting the ramp up of all-new Fiesta production following launch. The higher revenue was driven by higher volume, strong mix, and favorable pricing.

Third quarter 2017 production was about 33,000 units below guidance, primarily reflecting constraints related to the launch of the all-new Fiesta, which have now been resolved. Demand for the Fiesta and our other vehicles in the region is very strong with the customer order bank at a record level.

Europe SAAR, at 21.1 million units, was 5% higher than a year ago, including the second consecutive quarterly year-over-year improvement in Russia.

Market share, at 7.3%, was down five-tenths of a percentage point, reflecting the launch effect of the all-new Fiesta.

Commercial vehicle share improved, and Ford remained Europe’s best-selling commercial vehicle brand for the fifth consecutive quarter.

Europe’s operating margin was negative 1.2% and pre-tax loss was $86 million, our first quarterly loss since first quarter 2015.

As shown below the chart, the top line was about flat year-to-date, while all other metrics were down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
3Q 2017 Pre-Tax Results (Mils)

Industry $ (13)
Share (73)
Stocks 152
Mix 56
Other (85)
Mat'l, Excl. Commodities $(53)
Commodities (69)
Warranty (47)
Freight / Other 19
Manufacturing, Incl. Volume Related $(62)
Engineering (40)
Other (29)
Pricing $144
Incentives / Other (4)
$138
$37
$140
$(150)
$(131)
$(169)
$49
$(86)
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
3Q 2017
Market Factors $177
Total Cost $(281)

Europe pre-tax result $224M lower due to Brexit effects, commodities and Fiesta launch

Brexit effects reflect adverse exchange, lower U.K. industry and higher pricing in the U.K.

Higher commodities mainly steel and other metals

Fiesta effects include lower volume (ramp-up), higher net pricing net of product cost increases and higher structural cost

Russia results improved, approaching breakeven

As shown above, Europe’s third quarter 2017 pre-tax result was $224 million lower than a year ago driven by the following:

•	Brexit effects, reflecting the weaker sterling and lower U.K. industry, offset partially by favorable net pricing in the United Kingdom;

•	Higher commodities, mainly steel and other metals; and

•	Fiesta launch effects, reflecting lower volume and higher costs, both product and structural costs, offset partially by favorable net pricing.

Although not shown, results in Russia continued to improve, approaching breakeven.

We expect Europe to return to profitability in the fourth quarter of 2017 driven by higher volume.

For full year 2017, we continue to expect Europe to remain profitable, although at a level below 2016. This is due to adverse Brexit effects and higher commodity costs. Favorable market factors and continued improvement in Russia will be a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Middle East & Africa
3Q 2017 Key Metrics

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
36
30
$0.8
$0.6
4.2%
4.0%
(19.0)%
(9.2)%
$(152)
$(60)
17%
19%
0.2 ppts
9.8 ppts
61%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	Wholesales 2016	Wholesales 2017	Revenue 2016	Revenue 2017	Market Share 2016	Market Share 2017	Operating Margin 2016	Operating Margin 2017	Pre-Tax Results 2016	Pre-Tax Results 2017
	120	84	$2.7	$1.8	4.5%	3.8%	(8.7)%	(10.5)%	$(231)	$(193)
	↓	30%	↓	31%	↓	0.7 ppts	↓	1.8 ppts	↑	16%

MEA's operating margin and pre-tax loss improved sharply YoY even though volume and revenue continued to decline

SAAR down 16% in markets where we participate

Market share lower due to unfavorable market mix; share improved in Northern and Southern Africa

Shown above are the third quarter 2017 key metrics for Middle East & Africa. Our operating margin and pre-tax loss improved sharply from a year ago even though all other key metrics were lower.

The top line was down due to lower wholesale volume, largely reflecting lower industry.

Industry SAAR for the region, at 3.4 million units, was down 200,000 units from 2016. Within this, the markets where we participate declined 400,000 units.

Our market share was 4.0%, down two-tenths of a percentage point due to unfavorable market mix. In the markets where we participate, our share was up three-tenths of a percentage point, driven by higher share in Northern and Southern Africa.

As shown below the chart, our pre-tax result in the first nine months improved from a year ago despite declines in all other key metrics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Middle East & Africa
3Q 2017 Pre-Tax Results (Mils)

Industry $(27)
Share (9)
Stocks 3
Mix (16)
Other (23)
$(152)
$(72)
$(2)
$54
$38
$54
$20
$(60)
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
3Q 2017
Market Factors $(74)
Total Cost $92

MEA's pre-tax loss improved $92 million, or 61%

4th consecutive quarter of YoY cost improvement

Exchange reflects South African rand and euro

As shown above, Middle East & Africa’s third quarter 2017 pre-tax loss improved $92 million from a year ago. All factors improved or were flat other than volume and mix.

Favorable cost performance, our fourth consecutive quarter of year-over-year improvement, was due to both lower contribution cost and structural cost.

Favorable exchange reflects the stronger South African rand and euro.

For 2017, we continue to expect results in Middle East & Africa to improve compared to 2016 due to lower cost and favorable exchange with lower volume a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific
3Q 2017 Key Metrics

Wholesales* (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
398
379
5%
$3.1
$3.7
19%
3.7%
3.4%
0.3 ppts
4.3%
7.9%
3.6 ppts
$131
$289
121%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:	1,124	1,114	$8.6	$10.3	3.7%	3.5%	4.0%	5.4%	$343	$556
	↓	1 %	↑	19%	↓	0.2 ppts	↑	1.4 ppts	↑	62%

Record 3Q operating margin and PBT

Wholesale volume down due to China; revenue up including Lincoln in China

AP SAAR up 3.3M units, driven by China and India

Market share lower due to market performance in China

China JVs at $241M net income; margin at 12.2%, down 1.2 ppts due to negative industry pricing and unfavorable volume and mix

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 296,000 units in 3Q 2016 and 267,000 units in 3Q 2017). Revenue does not include these sales

In Asia Pacific, we delivered a record third quarter pre-tax profit of $289 million, more than double from a year ago.

Wholesale volume decreased by 5%, driven by lower market share in China. Revenue from consolidated operations increased by 19%, reflecting the strength of our full line up of SUVs and continued growth of Lincoln in China.

Asia Pacific SAAR was 46.6 million units, up 3.3 million units, driven by a 2.2 million unit increase in China SAAR, estimated at 29.5 million units, and a 400,000 unit increase in India SAAR, estimated at 4.5 million units.

Asia Pacific market share was 3.4%, down three-tenths of a percentage point, with China share decreasing four-tenths of a percentage point to 4.2%, reflecting increased competitive entries in the SUV segment.

Asia Pacific’s operating margin and pre-tax profit both increased significantly from a year ago.

In the quarter, our China joint ventures contributed $241 million to pre-tax profit, reflecting our equity share of the JVs’ after-tax earnings. This was $79 million lower than last year. Net income margin was 12.2%, down 1.2 percentage points, reflecting negative industry pricing and unfavorable volume and mix.

As shown below the chart, the key financial metrics were up significantly in the first nine months compared to a year ago, while wholesales and market share were lower reflecting China market performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific
3Q 2017 Pre-Tax Results (Mils)

Industry $ 61
Share (24)
Stocks 2
Mix 38
Other 38
Pricing $ (4)
Incentives / Other (133)
$131
$115
$(137)
$132
$87
$(51)
$12
$289
Mat'l, Excl. Commodities $118
Other 14
3Q 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
3Q 2017
Market Factors $(22)
Total Cost $219

AP PBT up $158M YoY due to gains at most operations outside China JVs

Improved cost performance drove the profit improvement

Market factors about flat with favorable volume and mix about offset by lower net pricing, mainly China industry pricing

Unfavorable exchange mainly the Thai baht and Indian rupee

As shown above, Asia Pacific’s third quarter 2017 pre-tax profit was $158 million higher than a year ago due to improvements in most operations outside China, particularly in Australia and India.

Favorable cost performance, our third consecutive quarter of year-over-year improvement, drove the improvement, reflecting material cost reductions and lower structural costs.

Market factors were about flat with favorable volume and mix about offsetting lower net pricing. The favorable volume and mix was driven by our high-margin vehicles, mainly Explorer and Ranger, which achieved record quarterly sales. The lower net pricing reflects negative pricing trends in China.

Unfavorable exchange reflects mainly the impact of a stronger Thai baht and Indian rupee.

For 2017, we continue to expect Asia Pacific’s pre-tax profit to improve from 2016 due to lower cost and favorable volume and mix. Partial offsets will be lower industry pricing in China and unfavorable exchange because of a weaker RMB.

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

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

The charts on the following pages detail third quarter 2017 key metrics and the change in third quarter 2017 pre-tax results compared with third quarter 2016 by causal factor for Ford Credit.

Financial Services Segment – Ford Credit
3Q 2017 Key Metrics

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$128
$138
$134
$145
$567
$600
743
748
0.16%
0.15%
0.45%
0.53%
8%
8%
6%
5 pts
1 bp
8 bps
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

YTD:								
	$1,481	$1,700	739	744	0.14%	0.15%	0.42%	0.51%
	↑	15%	↑	5 pts	↑	1 bp	↑	9 bps

Strong and improved 3Q PBT

Receivables grew globally, led by retail financing and consolidation of $1.3B for Forso JV in Nordic region

Paid $378M distribution in 3Q

Business and portfolio continue to perform well

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

In the third quarter of 2017, Ford Credit’s pre-tax profit of $600 million improved from a year ago. Receivables were higher with growth globally led by retail receivables and the consolidation of $1.3 billion in receivables for the Forso Nordic AB (“Forso”) joint venture in the Nordic region.

FICO scores remain strong, and origination, servicing, and collection practices continue to be disciplined and consistent. Portfolio performance was robust. The loss-to-receivables ratio of 53 basis points was up 8 basis points and within expectations.

In the quarter, Ford Credit paid a $378 million distribution to its parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment – Ford Credit
3Q 2017 Pre-Tax Results (Mils)

$567
$71
$(2)
$(30)
$57
$(2)
$(61)
$600
Change in Reserves $(20)
Actual Losses (10)
Supplemental Depreciation $38
Residual Losses 19
Derivatives Market Valuation $(25)
Forso JV Consolidation (17)
Operating Costs & Other (19)
3Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
3Q 2017

Ford Credit PBT improved $33M YoY due to favorable volume and mix and lease residual performance

Volume and mix up due to global receivables growth

Lease residual performance driven by lower supplemental depreciation

Credit loss change in reserves reflects credit loss performance trends and receivables growth

As shown above, Ford Credit’s third quarter pre-tax profit was $33 million higher compared to a year ago, led primarily by strong receivables growth and lease residual performance.

Unfavorable credit loss performance reflects an increase in reserves and higher actual losses driven primarily by higher defaults.

Other includes unfavorable derivatives market valuation, higher operating costs, and a pre-tax loss of $17 million related to the consolidation of the Forso joint venture.

Ford Credit continues to plan for lower auction values, but its outlook has improved. Ford Credit now expects three-year full year 2017 auction values to be down about 3% compared with 2016 at constant mix.

We now expect Ford Credit’s full year 2017 pre-tax profit to exceed $2 billion driven by strong volume and mix and better-than-expected residual values.

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

Our third quarter 2017 All Other pre-tax results were a loss of $278 million, a $55 million greater loss compared with a year ago. This increase is primarily explained by Ford Smart Mobility LLC’s results and higher net interest expense.

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

Our pre-tax and tax special items were as follows:

Total Company Special Items

(Mils)	3Q		YTD		Memo:
	2016	2017	2016	2017	FY 2016
Pension and OPEB remeasurement gain / (loss)	$ -	$ -	$ (11)	$ -	$ (2,996)
Separation-related actions	$ (17)	$ (230)	$ (293)	$ (259)	$ (304)
Other Items					
San Luis Potosi plant cancellation	$ -	$ (12)	$ -	$ 41	$ (199)
Japan, Indonesia market closure	(9)	-	(26)	-	(80)
Next-generation Focus footprint change	-	25	-	(223)	-
Total other items	$ (9)	$ 13	$ (26)	$ (182)	$ (279)
Total pre-tax special items	$ (26)	$ (217)	$ (330)	$ (441)	$ (3,579)
Tax special items	$ (60)	$ 47	$ (127)	$ 78	$ 1,121
Memo:					
Special items impact on earnings per share*	$ (0.02)	$ (0.04)	$ (0.11)	$ (0.09)	$ (0.61)

* Includes related tax effect on special items and tax special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TAXES

Our tax provisions for the third quarter and first nine months of 2017 were $186 million and $1 billion, respectively, resulting in GAAP effective tax rates of 10.6% and 16.7%, respectively.

Our third quarter and first nine months 2017 non-GAAP adjusted effective tax rates, which exclude special items, were 11.8% and 16.7%, respectively, 14.1 and 12.4 percentage points lower than a year ago, reflecting the realization of foreign tax credit benefits in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Summary

(Bils)	2016 Dec 31	2017 Sep 30
Automotive Segment		
Cash, cash equivalents and marketable securities	$ 27.5	$ 26.1
Available credit lines*	10.8	10.9
Total liquidity	$ 38.3	$ 37.0
Debt	$ 15.9	$ 16.2
Cash net of debt	11.6	9.9
Ford Credit		
Managed receivables**	$ 137	$ 145
Debt	126	132
Liquidity	27	30
Managed leverage** (to 1)	9.2	8.7
Total Company Period End Balance Sheet Underfunded Status***		
U.S. pension	$ 3.8	$ 3.3
Non-U.S. pension	5.1	4.7
Total global pension	$ 8.9	$ 8.0
Total unfunded OPEB	$ 5.9	$ 5.9

Auto cash and liquidity balances strong

Ford Credit well-capitalized with strong liquidity

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

At September 30, 2017, we had $26.1 billion of Automotive cash, of which 82% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for pension contributions, debt maturities, capital investments, investments in future opportunities, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Automotive liquidity, which includes Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At September 30, 2017, we had $37 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive cash are summarized below (in billions):

Automotive Segment Cash Flow

(Bils)	3Q 2017	YTD 2017
Cash at end of period	$ 26.1	$ 26.1
Cash at beginning of period	28.4	27.5
Change in cash	$ (2.3)	$ (1.4)
Automotive segment pre-tax profits	$ 1.7	$ 5.8
Capital spending	(1.7)	(4.9)
Depreciation and tooling amortization	1.3	3.7
Changes in working capital	(0.6)	(0.8)
All other and timing differences	(2.4)	(2.2)
Automotive operating cash flow	$ (1.7)	$ 1.6
Separation payments	-	(0.1)
Transactions with other segments	0.3	0.3
Other, including acquisitions and divestitures	-	(0.2)
Cash flow before other actions	$ (1.4)	$ 1.6
Changes in debt	(0.1)	(0.2)
Funded pension contributions	(0.2)	(0.7)
Shareholder distributions	(0.6)	(2.1)
Change in cash	$ (2.3)	$ (1.4)

Negative 3Q operating cash flow due to unfavorable working capital and timing / other changes

Capital spending on track for FY outlook of about $7B

Now expect full year pension contributions of $1.5B including a pull ahead of about $500M to 4Q from 2018 to achieve cash tax benefit

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

Third quarter 2017 Automotive operating cash flow was $1.7 billion negative, reflecting primarily the seasonal impact of lower production and dealer stocks on working capital and timing differences and other payments net of accrual changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital spending was $1.7 billion in the third quarter of 2017, and our outlook for full year capital spending remains on track for about $7 billion. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be about $8 billion annually through 2020.

In the third quarter of 2017, we made over $200 million in pension contributions to our funded plans. We now expect full year contributions to our funded plans to total about $1.5 billion. This is higher than our prior guidance of about $1 billion, as we plan to pull ahead about $500 million of 2018 planned funding into the fourth quarter of 2017 to achieve a cash tax benefit.

Shareholder distributions were about $600 million in the third quarter of 2017. For the full year, we expect distributions to be about $2.7 billion.

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

Available Credit Lines. Total committed Automotive credit lines at September 30, 2017 were $12 billion, consisting of $10.4 billion of our corporate credit facility and $1.6 billion of local credit facilities for use by our non-U.S. Automotive affiliates. At September 30, 2017, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At September 30, 2017, the utilized portion of the local credit facilities was about $1.1 billion.

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

Debt. Total Automotive debt at September 30, 2017 was $16.2 billion, which is $280 million higher than at December 31, 2016. The increase is more than explained by an increase in local debt in international markets (including the impact of the adoption of ASC 606, Revenue from Contracts with Customers) and foreign currency exchange effects, offset partially by debt repayments.

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Funding Structure – Managed Receivables* (Bils)

$127
$137
$145
Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$2
$6
$50
$62
$6
$12
$11
$4
$6
$50
$66
$9
$13
$11
$6
$6
$48
$72
$10
$14
$11
YE 2015
YE 2016
3Q 2017

Securitized Funding as Pct of Managed Receivables	39%	37%	33%

Funding is diversified across platforms and markets

Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Managed receivables of $145 billion as of September 30, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 33%.

Ford Credit expects the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2015 and 2016, planned issuances for full-year 2017, and its global public term funding issuances through October 25, 2017, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through Oct 25
Unsecured				
Ford Credit U.S.	$ 11	$ 10	$ 9 - 11	$ 8
Ford Credit Canada	1	1	2	2
FCE Bank	4	3	2	2
Rest of World	-	-	1	1
Total Unsecured	$ 17	$ 14	$ 14 - 16	12
Securitizations	$ 13	$ 13	$ 14 - 16	$ 13
Total Public	$ 30	$ 28	$ 28 - 32	$ 25

Issuance consistent with prior years

* Numbers may not sum due to rounding; see "Financial Services Segment" section for definitions

For 2017, Ford Credit’s full-year forecast for public term funding is in the range of $28 billion to $32 billion. Through October 25, 2017, Ford Credit has completed about $25 billion of public term issuance.

The forecast reflects the potential for Ford Credit U.S. to issue euro-denominated debt and on-lend to FCE Bank plc to provide funding flexibility given the uncertainty around Brexit.

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

The following chart shows Ford Credit’s liquidity sources and utilization:

Liquidity Sources*

(Bils)	2016 Sep 30	2016 Dec 31	2017 Jun 30	2017 Sep 30
<u>Liquidity Sources</u>				
Cash	$ 9.2	$ 10.8	$ 10.1	$ 11.3
Committed ABS facilities	35.6	34.6	32.3	33.4
Other unsecured credit facilities	2.4	2.5	2.7	2.8
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total Liquidity Sources	$ 50.2	$ 50.9	$ 48.1	$ 50.5
<u>Utilization of Liquidity</u>				
Securitization cash	$ (2.6)	$ (3.4)	$ (2.9)	$ (2.8)
Committed ABS facilities	(14.3)	(19.9)	(16.4)	(17.0)
Other unsecured credit facilities	(0.1)	(0.7)	(0.5)	(1.0)
Ford corporate credit facility allocation	-	-	-	-
Total Utilization of Liquidity	$ (17.0)	$ (24.0)	$ (19.8)	$ (20.8)
Gross Liquidity	$ 33.2	$ 26.9	$ 28.3	$ 29.7
Adjustments	0.1	0.1	0.2	0.2
Net Liquidity Available For Use	$ 33.3	$ 27.0	$ 28.5	$ 29.9

* See "Financial Services Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. At September 30, 2017, Ford Credit’s liquidity available for use was $2.9 billion higher than at year-end 2016 and $1.4 billion higher than at June 30, 2017.

As of September 30, 2017, Ford Credit’s liquidity remained strong at $29.9 billion. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. As of September 30, 2017, Ford Credit’s liquidity sources totaled $50.5 billion, down $400 million from year-end 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Leverage

(Bils)	2016 Sept. 30	2016 Dec. 31	2017 Jun. 30	2017 Sep 30
<u>Leverage Calculation</u>				
Total debt*	$ 123.5	$ 126.5	$ 129.3	$ 132.4
Adjustments for cash**	(9.2)	(10.8)	(10.1)	(11.3)
Adjustments for derivative accounting***	(1.0)	(0.3)	(0.2)	(0.2)
Total adjusted debt	$ 113.3	$ 115.4	$ 119.0	$ 120.9
Equity****	$ 12.7	$ 12.8	$ 13.8	$ 14.1
Adjustments for derivative accounting***	(0.3)	(0.3)	(0.2)	(0.3)
Total adjusted equity	$ 12.4	$ 12.5	$ 13.6	$ 13.8
Financial statement leverage (to 1) (GAAP)	9.7	9.9	9.3	9.4
Managed leverage (to 1) (Non-GAAP)	9.2	9.2	8.8	8.7

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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2017, Ford Credit’s financial statement leverage was 9.4:1, and its managed leverage was 8.7:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of September 30, 2017, our total Company pension underfunded status reported on our balance sheet was $8 billion and reflects the net underfunded status at December 31, 2016, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2016, and the reported number does not reflect the impact from any change in interest rates or asset returns since year-end 2016.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GDP AND INDUSTRY PLANNING ASSUMPTIONS

Based on the current environment, our GDP and industry planning assumptions include the following:

GDP And Industry Planning Assumptions

	GDP Growth (Pct)		Industry (Mils)	
	2016	2017	2016	2017
Global*	3.0%	3.5%	92.5	94.8
U.S.	1.5%	2.2%	17.9	17.4
Brazil	(3.6)%	0.4%	2.1	2.2
Europe	1.6%	2.3%	20.1	20.9
China**	6.7%	6.7%	27.5	28.2

For 2017, seeing steady growth in global GDP and industry volume

U.S. industry lower on weakness in both fleet and retail segments

China industry higher in 2017 on stronger-than-expected year to date performance

* Global GDP growth measured at purchasing power parity (PPP) rates using latest World Bank weighting; global industry includes estimated data for some markets not shown

** Total industry sales based on data provided by the Chinese Insurance Information Technology Co. (CIITC)

Since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, we have updated our expectations for full year industry sales for the United States, Brazil, and China and raised Euro Area growth outlook on the back of a stronger year-to-date performance.

We are adjusting our 2017 guidance for the United States down to 17.4 million units, in line with weaker year-to-date performance in the fleet and retail sectors, while closely monitoring the effects of Hurricanes Harvey and Irma on sales.

Our outlook for Brazil is slightly lower at 2.2 million units, but the economic recovery appears to be gaining traction despite a challenging political backdrop.

In Europe, 2017 industry volume is unchanged as compared to our prior guidance, with sales supported by firmer economic expansion in the Euro Area and ongoing recovery in Russia, but with Brexit-related headwinds in the United Kingdom.

In China, we are raising the industry guidance to 28.2 million units in 2017 to reflect a better-than-expected response to the extension of the purchase tax incentive on small vehicles, supported by a stable economy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

The third quarter 2017 actual and fourth quarter 2017 forecasted production volumes for our Automotive business units are as follows:

Automotive Segment Production Volumes

(000)	3Q 2017 Actual		4Q 2017 Forecast	
	Units	O / (U) 2016	Units	O / (U) 2016
North America	661	(38)	715	5
South America	95	7	91	14
Europe	306	17	422	65
Middle East & Africa	28	3	24	1
Asia Pacific	375	(37)	442	(38)
Total	1,465	(48)	1,694	47

Key drivers of 4Q YoY:

- EU – matching production to normalized demand after Brexit vote last year
- AP – matching production to demand

Production volumes above include Ford brand and JMC brand vehicles produced by our unconsolidated affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company guidance for 2017 includes the following:

2017 Full Year Company Guidance

	Adjusted EPS*	Adjusted Effective Tax Rate*	Automotive Segment Revenue	Automotive Segment Operating Margin	Automotive Segment Operating Cash Flow
2017 FY	**$1.75 - $1.85**	**About 15%**	**About Equal To 2016**	**Lower Than 2016**	**Positive But Lower Than 2016**
2016 FY Result	$1.76	31.9%	$141.5B	6.7%	$6.4B

Tightening Adj. EPS Guidance To $1.75 - $1.85, Based On Improved Operating Performance

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

With the improvement in our operating performance, and traction against cost initiatives, we are tightening our adjusted EPS guidance range to $1.75 to $1.85, which is the upper half of our prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our business unit guidance for 2017 includes the following:

2017 Business Unit Full Year Guidance

	Automotive							
	North America	South America	Europe	Middle East & Africa	Asia Pacific	Total Automotive	Ford Credit	All Other
PBT B / (W) 2016	↓	↑	↓	↑	↑	↓	**Higher than $2B**	↓
	– Commodities – Other Cost – Net Pricing – Exchange – Volume + Mix	+ Net Pricing + Volume – Cost – Exchange	– Other Cost – Exchange (Brexit) – Commodities + Volume & Mix + Net Pricing	+ Cost + Exchange – Volume	+ Cost + Volume & Mix – Net Pricing – Exchange	– Commodities – Exchange – Other Cost – Net Pricing + Mix	+ Receivables Growth + Residual Values – Credit Losses	– Net Interest Expense (↑ Auto Debt) – FSM
2016 FY Results	$9,001M	$(1,109)M	$1,205M	$(302)M	$627M	$9,422M	$1,879M	$(867)M

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

Total Company
Net Income Reconciliation To Adjusted Pre-Tax Profit

(Mils)	3Q		YTD		Memo:
	2016	2017	2016	2017	FY 2016
Net income / (Loss) attributable to Ford (GAAP)	$ 957	$ 1,564	$ 5,379	$ 5,193	$ 4,596
Income / (Loss) attributable to non-controlling interests	4	7	9	22	11
Net income / (Loss)	$ 961	$ 1,571	$ 5,388	$ 5,215	$ 4,607
Less: (Provision for) / Benefit from income taxes	(426)	(186)	(2,525)	(1,044)	(2,189)
Income / (Loss) before income taxes	$ 1,387	$ 1,757	$ 7,913	$ 6,259	$ 6,796
Less: Special items pre-tax	(26)	(217)	(330)	(441)	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 1,413	$ 1,974	$ 8,243	$ 6,700	$ 10,375

Total Company
Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	2017	
	3Q	YTD
Diluted After-Tax Results (Mils)		
Diluted after-tax results (GAAP)	$ 1,564	$ 5,193
Less: Impact of pre-tax and tax special items	(170)	(363)
Adjusted net income – diluted (Non-GAAP)	$ 1,734	$ 5,556
Basic and Diluted Shares (Mils)		
Basic shares (average shares outstanding)	3,972	3,975
Net dilutive options and unvested restricted stock units	24	21
Diluted shares	3,996	3,996
Earnings per share – diluted (GAAP)	$ 0.39	$ 1.30
Less: Net impact of adjustments	(0.04)	(0.09)
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.43	$ 1.39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company
Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	2017		Memo:
	3Q	YTD	FY 2016
Pre-Tax Results (Mils)			
Income / (Loss) before income taxes (GAAP)	$ 1,757	$ 6,259	$ 6,796
Less: Impact of special items	(217)	(441)	(3,579)
Adjusted pre-tax profit (Non-GAAP)	$ 1,974	$ 6,700	$ 10,375
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (186)	$ (1,044)	$ (2,189)
Less: Impact of special items	47	78	1,121
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (233)	$ (1,122)	$ (3,310)
Tax Rate (Pct)			
Effective tax rate (GAAP)	10.6%	16.7%	32.2%
Adjusted effective tax rate (Non-GAAP)	11.8%	16.7%	31.9%

Financial Services Segment – Ford Credit
Total Net Receivables Reconciliation To Managed Receivables

(Bils)	2015 Dec 31	2016 Sept 30	2016 Dec 31	2017 Sep 30
Financial Services finance receivables, net (GAAP)*	$ 90.7	$ 95.2	$ 96.2	$ 103.9
Net investment in operating leases (GAAP)*	25.1	27.0	27.2	26.9
Consolidating adjustments**	6.1	5.7	6.8	6.7
Ford Credit total net receivables	$ 121.9	$ 127.9	$ 130.2	$ 137.5
Unearned interest supplements and residual support	4.5	5.3	5.3	5.9
Allowance for credit losses	0.4	0.5	0.5	0.6
Other, primarily accumulated supplemental depreciation	0.4	0.7	0.9	1.1
Total managed receivables (Non-GAAP)	$ 127.2	$ 134.4	$ 136.9	$ 145.1

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

Selected Income Statement Information. The following table provides supplemental income statement information, by segment (in millions):

	For the period ended September 30, 2017
	Third Quarter
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Total revenues	$33,646	$2,802	$3	$36,451
Total costs and expenses	32,987	2,273	220	35,480
Interest expense on Automotive debt	—	—	284	284
Other income/(loss), net	704	45	5	754
Equity in net income of affiliated companies	305	10	1	316
Income/(loss) before income taxes	1,668	584	(495)	1,757
Provision for/(Benefit from) income taxes	146	185	(145)	186
Net income/(Loss)	1,522	399	(350)	1,571
Less: Income/(Loss) attributable to noncontrolling interests	7	—	—	7
Net income/(Loss) attributable to Ford Motor Company	$1,515	$399	$(350)	$1,564

	For the period ended September 30, 2017
	First Nine Months
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Total revenues	$107,234	$8,209	$7	$115,450
Total costs and expenses	104,282	6,722	502	111,506
Interest expense on Automotive debt	—	—	840	840
Other income/(loss), net	1,962	141	117	2,220
Equity in net income of affiliated companies	910	25	—	935
Income/(loss) before income taxes	5,824	1,653	(1,218)	6,259
Provision for/(Benefit from) income taxes	887	507	(350)	1,044
Net income/(Loss)	4,937	1,146	(868)	5,215
Less: Income/(Loss) attributable to noncontrolling interests	22	—	—	22
Net income/(Loss) attributable to Ford Motor Company	$4,915	$1,146	$(868)	$5,193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information, by segment (in millions):

	September 30, 2017
Assets	Automotive	Financial Services	All Other & Adjustments	Consolidated
Cash and cash equivalents	$8,753	$8,835	$1	$17,589
Marketable securities	17,391	3,101	—	20,492
Financial Services finance receivables, net	—	49,541	—	49,541
Trade and other receivables, less allowances	4,443	5,834	—	10,277
Inventories	11,263	—	—	11,263
Other assets	2,400	1,169	1	3,570
Receivable from other segments	34	1,537	(1,571)	—
Total current assets	44,284	70,017	(1,569)	112,732

Financial Services finance receivables, net	—	54,323	—	54,323
Net investment in operating leases	1,783	26,931	—	28,714
Net property	34,571	176	13	34,760
Equity in net assets of affiliated companies	3,238	106	—	3,344
Deferred income taxes	14,347	244	(4,232)	10,359
Other assets	5,311	1,660	70	7,041
Receivable from other segments	—	1,156	(1,156)	—
Total assets	$103,534	$154,613	$(6,874)	$251,273

Liabilities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Payables	$22,341	$1,219	$6	$23,566
Other liabilities and deferred revenue	18,379	1,218	15	19,612
Automotive debt payable within one year	3,551	—	—	3,551
Financial Services debt payable within one year	—	47,623	—	47,623
Payable to other segments	1,534	—	(1,534)	—
Total current liabilities	45,805	50,060	(1,513)	94,352

Other liabilities and deferred revenue	23,663	1,155	1	24,819
Automotive long-term debt	12,633	—	—	12,633
Financial Services long-term debt	—	85,305	—	85,305
Deferred income taxes	169	4,867	(4,232)	804
Payable to other segments	1,146	—	(1,146)	—
Total liabilities	$83,416	$141,387	$(6,890)	$217,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information, by segment (in millions):

	For the period ended September 30, 2017
	First Nine Months
Cash flows from operating activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Net cash provided by/(used in) operating activities	$5,575	$9,418	$(44)	$14,949

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(4,901)
Settlements of derivatives	110
Funded pension contributions	720
Separation payments	100
Other	28
Automotive Segment Operating Cash Flows	$1,632
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended September 30, 2017.

	For the period ended September 30, 2017
	First Nine Months
Cash flows from investing activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Capital spending	$(4,901)	$(35)	$—	$(4,936)
Acquisitions of finance receivables and operating leases	—	(43,054)	—	(43,054)
Collections of finance receivables and operating leases	—	32,988	—	32,988
Purchases of equity and debt securities	(16,188)	(4,359)	(3)	(20,550)
Sales and maturities of equity and debt securities	18,389	4,564	—	22,953
Settlements of derivatives	110	(48)	—	62
Other	(17)	18	(6)	(5)
Investing activity (to)/from other segments	286	—	(286)	—
Net cash provided by/(used in) investing activities	$(2,321)	$(9,926)	$(295)	$(12,542)

Cash flows from financing activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Cash dividends	$(1,988)	$—	$—	$(1,988)
Purchases of common stock	(131)	—	—	(131)
Net changes in short-term debt	208	1,691	—	1,899
Proceeds from issuance of other debt	575	29,982	—	30,557
Principal payments on other debt	(1,087)	(30,291)	—	(31,378)
Other	(49)	(75)	—	(124)
Financing activity to/(from) other segments	—	(332)	332	—
Net cash provided by/(used in) financing activities	$(2,472)	$975	$332	$(1,165)

Effect of exchange rate changes on cash and cash equivalents	$151	$291	$—	$442

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2017-12	Derivatives and Hedging	January 1, 2019 (b)
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________
(a)Early adoption for each of the standards, except standard 2016-01, is permitted.
(b)For additional information, see Note 2 of the Notes to the Financial Statements.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2017, was an asset of $101 million, compared with an asset of $528 million as of December 31, 2016. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.8 billion at September 30, 2017, compared with $2.7 billion at December 31, 2016.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2017, was an asset of $23 million, compared with an asset of $5 million at December 31, 2016. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $63 million at September 30, 2017, compared with $54 million at December 31, 2016.

Financial Services Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2017, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP is requiring us to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied and we filed a challenge in the U.S. Court of International Trade (“CIT”). On August 9, 2017, the CIT ruled in our favor. On October 6, 2017, CBP filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. If we prevail on appeal, we will receive a refund of the contested amounts paid, plus interest.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 26, 2017, relating to financial information.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	October 26, 2017