Form 10-K
period 2017-12-31
FORD MOTOR CO
filed 2018-02-08
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware	38-0549190
(State of incorporation)	(I.R.S. Employer Identification No.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip Code)
313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑

As of June 30, 2017, Ford had outstanding 3,900,795,510 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($11.19 per share), the aggregate market value of such Common Stock was $43,649,901,757.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2017 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 10, 2018 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of January 31, 2018, Ford had outstanding 3,902,499,580 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($10.97 per share), the aggregate market value of such Common Stock was $42,810,420,393.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page

99

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919.  We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global company based in Dearborn, Michigan. With about 202,000 employees worldwide, the Company designs, manufactures, markets, and services a full line of Ford cars, trucks, sport utility vehicles (“SUVs”), electrified vehicles, and Lincoln luxury vehicles, provides financial services through Ford Motor Credit Company LLC (“Ford Credit”), and is pursuing leadership positions in electrification, autonomous vehicles, and mobility solutions.

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

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

Automotive Segment. Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. The segment includes five regional business units: North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Financial Services Segment. The Financial Services segment primarily includes our vehicle-related financing and leasing activities at Ford Credit.

All Other. Ford Smart Mobility LLC and Central Treasury Operations are combined in All Other. See Note 24 of the Notes to the Financial Statements for more information regarding All Other.

In the first quarter of 2018, we will change our reportable segments to better reflect the manner in which we now manage our business, including resource allocation and assessment. We will report our results in three operating segments that represent the primary businesses reported in our consolidated financial statements. These operating segments will be Automotive, Mobility, and Ford Credit. Net income will comprise the financial results of these operating segments, Corporate Other (which includes corporate governance costs, interest income on our cash, and portfolio gains and losses), Interest on Debt, Special Items, and Taxes.

AUTOMOTIVE SEGMENT

General

Our vehicle brands are Ford and Lincoln.  In 2017, we sold approximately 6,607,000 vehicles at wholesale throughout the world.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for a discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, 2017, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2017
Ford	10,345
Ford-Lincoln (combined)	820
Lincoln	263
Total	11,428

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

The worldwide automotive industry is affected significantly by general economic conditions over which we have little control.  Vehicles are durable goods, and consumers have latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geopolitical events, and other factors (including the cost of purchasing and operating cars, trucks, and SUVs and the availability and cost of financing and fuel).  As we have seen in the United States and Europe, in particular, the number of cars, trucks, and SUVs sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product offerings from a growing number of manufacturers.

Item 1. Business (Continued)

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

Our industry has a very competitive pricing environment, driven in part by industry excess capacity, which is concentrated in Europe and Asia but affects other markets because much of this capacity can be redirected to other markets. Prior to its recent strengthening, the decline in the value of the yen over the last several years also has contributed significantly to competitive pressures in many of our markets. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain market share and production levels.

Competitive Position.  The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin.  Key competitors with global presence include Fiat Chrysler Automobiles, General Motors Company, Groupe PSA, Honda Motor Company, Hyundai-Kia Automotive Group, Renault-Nissan B.V., Suzuki Motor Corporation, Toyota Motor Corporation, and Volkswagen AG Group.

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

Intellectual Property.  We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business.  We have generated a large number of patents, and expect this portfolio to continue to grow as we actively pursue additional technological innovation.  We have approximately 57,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just under five years.  In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position.  Although we believe these patents, patent applications, and know-how, in the aggregate, are important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business.  We also own numerous trademarks and service marks that contribute to the identity

Item 1. Business (Continued)

and recognition of our Company and its products and services globally.  Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

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

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 23 of the Notes to the Financial Statements.

Wholesales

Wholesales consist primarily of vehicles sold to dealerships. For the majority of such sales, we recognize revenue when we ship the vehicles to our customers (i.e., the dealerships) from our manufacturing facilities. See the “Overview” section in Item 7 for additional discussion of revenue recognition practices. Wholesales in each region and in certain key markets within each region during the past three years were as follows:

	Wholesales (a)
	(in thousands of units)
	2015	2016	2017
United States	2,677	2,588	2,566
Canada	285	313	308
Mexico	93	103	82
North America	3,073	3,019	2,967
Brazil	250	182	215
Argentina	94	101	115
South America	381	325	373
United Kingdom	447	428	418
Germany	261	283	277
Russia	38	45	54
Turkey	128	116	116
Europe	1,530	1,539	1,582
Middle East & Africa	187	161	119
China	1,160	1,267	1,215
Australia	71	82	78
India	78	86	88
ASEAN (b)	80	106	122
Asia Pacific (c)	1,464	1,607	1,566
Total Company	6,635	6,651	6,607
_______

(a)
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

(b)	ASEAN includes Philippines, Thailand, and Vietnam.

(c)	Asia Pacific market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.

Item 1. Business (Continued)

Retail Sales, Industry Volume, and Market Share

Retail sales, industry volume, and market share in each region and in certain key markets within each region during the past three years were as follows:

	Retail Sales (a)			Industry Volume (b)			Market Share (c)
	(in millions of units)			(in millions of units)			(as a percentage)
	2015	2016	2017	2015	2016	2017	2015	2016	2017
United States	2.6	2.6	2.6	17.8	17.9	17.5	14.7%	14.6%	14.8%
Canada	0.3	0.3	0.3	1.9	2.0	2.1	14.4	15.4	14.9
Mexico	0.1	0.1	0.1	1.4	1.6	1.6	6.4	6.2	5.3
North America	3.0	3.0	3.0	21.5	21.8	21.5	14.0	13.9	13.9
Brazil	0.3	0.2	0.2	2.6	2.1	2.2	10.4%	9.2%	9.6%
Argentina	0.1	0.1	0.1	0.6	0.7	0.9	14.9	13.6	12.8
South America	0.4	0.3	0.4	4.2	3.7	4.2	9.6	8.8	8.9
United Kingdom	0.4	0.4	0.4	3.1	3.1	3.0	14.3%	14.0%	13.8%
Germany	0.3	0.3	0.3	3.5	3.7	3.8	7.3	7.6	7.7
Russia	0.0	0.0	0.1	1.6	1.5	1.6	2.4	2.9	3.1
Turkey	0.1	0.1	0.1	1.0	1.0	1.0	12.6	11.4	11.9
Europe	1.5	1.5	1.6	19.2	20.1	20.9	7.7	7.7	7.5
Middle East & Africa	0.2	0.2	0.1	4.3	3.7	3.6	4.4%	4.5%	3.9%
China	1.1	1.3	1.2	23.8	27.5	28.2	4.7%	4.6%	4.2%
Australia	0.1	0.1	0.1	1.2	1.2	1.2	6.1	6.9	6.6
India	0.1	0.1	0.1	3.5	3.7	4.0	2.1	2.4	2.2
ASEAN (d)	0.1	0.1	0.1	1.4	1.5	1.6	6.0	7.0	7.6
Asia Pacific (e)	1.4	1.6	1.5	39.5	43.4	44.8	3.6	3.7	3.4
Global	N/A	N/A	N/A	88.7	92.7	94.9	7.3%	7.2%	7.0%
Total Company	6.5	6.7	6.6	N/A	N/A	N/A	N/A	N/A	N/A
______________

(a)	Retail sales represents primarily sales by dealers and is based, in part, on estimated vehicle registrations; includes medium and heavy trucks.

(b)	Industry volume is an internal estimate based on publicly-available data collected from various government, private, and public sources around the globe; includes medium and heavy trucks.

(c)	Market share represents reported retail sales of our brands as a percent of total industry volume in the relevant market or region.

(d)	ASEAN includes Philippines, Thailand, and Vietnam.

(e)	Asia Pacific market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.

U.S. Sales by Type

The following table shows 2017 U.S. retail sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. retail sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) government, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Retail Sales	U.S. Wholesales
Trucks	1,123,416	1,114,304
SUVs	867,909	869,725
Cars	595,390	581,754
Total Vehicles	2,586,715	2,565,783

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

As a result of these financing activities, Ford Credit has a large portfolio of finance receivables and operating leases which it classifies into two portfolios—“consumer” and “non-consumer.”  Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of our vehicles from dealers for personal and commercial use.  Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail and commercial customers, including leasing companies, government entities, daily rental companies, and fleet customers. Finance receivables in the non-consumer portfolio include products offered to automotive dealers. Ford Credit makes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs.  Ford Credit also purchases receivables generated by us and our subsidiaries, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies. Ford Credit also provides financing to us for vehicles that we lease to our employees.

Ford Credit does business in the United States and Canada through business centers. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operations are managed primarily through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”). Within Europe, FCE’s largest markets are the United Kingdom and Germany, representing 59% of FCE’s finance receivables and operating leases at year-end 2017.

The following table shows Ford Credit’s financing shares of new Ford and Lincoln vehicle retail sales in the United States and new Ford vehicles sold in Europe, as well as its wholesale financing shares of new Ford and Lincoln vehicles acquired by dealers in the United States and new Ford vehicles acquired by dealers in Europe:

	Years Ended December 31,
	2015	2016	2017
United States - Financing Share
Retail installment and lease share of Ford retail sales (excl. Fleet)	65%	56%	55%
Wholesale	76	76	76

Europe - Financing Share (incl. Fleet)
Retail installment and lease share of total Ford sales	37%	37%	37%
Wholesale	98	98	98

See Item 7 and Notes 10, 11, and 13 of the Notes to the Financial Statements for a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources, and funding strategies. See Item 7A for discussion of how Ford Credit manages its financial market risks.

We routinely sponsor special retail and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit.  In order to compensate Ford Credit for the lower interest or lease payments offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer’s customer. These programs increase Ford Credit’s financing volume and share.  See Note 2 of the Notes to the Financial Statements for information about our accounting for these programs.

We have an Amended and Restated Relationship Agreement with Ford Credit, pursuant to which, if Ford Credit’s managed leverage for a calendar quarter were to be higher than 11.5:1 (as reported in its most recent periodic report), Ford Credit could require us to make or cause to be made a capital contribution to it in an amount sufficient to have caused such managed leverage to have been 11.5:1.  No capital contributions have been made pursuant to this agreement.  The agreement also allocates to Ford Credit $3 billion of commitments under our corporate credit facility. In a separate agreement with FCE, Ford Credit has agreed to maintain FCE’s net worth in excess of $500 million. No payments have been made pursuant to that agreement.

Item 1. Business (Continued)

GOVERNMENTAL STANDARDS

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale.  In addition, manufacturing and other automotive assembly facilities are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. The most significant of the standards and regulations affecting us are discussed below:

Vehicle Emissions Control

U.S. Requirements – Federal and California Emission Standards.  The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new vehicles and engines produced for sale in the United States. Pursuant to the Clean Air Act, California may establish its own vehicle emission standards, which can then be adopted by other states. Both the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have established tailpipe and evaporative emissions standards for light and medium duty vehicles that become increasingly stringent through the 2025 model year. Thirteen states, primarily located in the Northeast and Northwest, have adopted the California standards. Compliance with both the federal and California standards could be challenging.

Both federal and California regulations require motor vehicles to be equipped with on-board diagnostic (“OBD”) systems that monitor emission-related systems and components. As OBD requirements become more complex and challenging over time, they could lead to increased vehicle recalls and warranty costs. Compliance with automobile emission standards depends in part on the widespread availability of high-quality and consistent automotive fuels that the vehicles were designed to use. Fuel variables that can affect vehicle emissions include ethanol content, octane ratings, and the use of metallic-based fuel additives, among other things. Legislative, regulatory, and judicial developments related to fuel quality at both the national and state levels could affect vehicle manufacturers’ warranty costs as well as their ability to comply with vehicle emission standards.

The California vehicle emissions program also includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”). The current ZEV regulations mandate substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles through the 2025 model year. By the 2025 model year, approximately 15% of a manufacturer’s total California sales volume will need to be made up of such vehicles. Compliance with ZEV rules could have a substantial adverse effect on our sales volumes and profits. We are concerned that the market and infrastructure in California may not support the large volume of advanced-technology vehicles that manufacturers will be required to produce, especially if gasoline prices remain relatively low. We also are concerned about enforcement of the ZEV mandate in other states that have adopted California’s ZEV program, where the existence of a market for such vehicles is even less certain.

European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU.  Stringent new Stage 6 emission standards took effect for vehicle registrations starting in September 2014, and a second phase introduced a new laboratory test cycle for CO2 and emissions in September 2017.  These standards drive the need for additional diesel exhaust after-treatment, which adds cost to, and potentially impacts, the diesel CO2 advantage.  The mandatory Real Driving Emission (“RDE”) rules require manufacturers to conduct on-road emission tests using portable emission analyzers. These on-road emission tests complement the laboratory-based tests. In September 2017, manufacturers began to reduce the divergence between the regulatory limit that is tested in laboratory conditions and the values of RDE tests (“conformity factors”). The costs associated with conducting the RDE tests and complying with the conformity factors are significant. A second step for RDEs to further reduce the conformity factors becomes mandatory for new vehicle type approvals by authorities starting in January 2020. Europe is in the process of finalizing the RDE in-use surveillance rules with proposals to allow third parties to conduct testing and to define a process to challenge the product compliance with authorities. The WVTA (Whole Vehicle Type Approval) Regulations are being adapted to cover increased market surveillance, and the EU Commission announced that in 2018 it will begin to discuss air quality modeling scenarios for the next steps of emission standards post Stage 6.

There is an increasing trend of city access restrictions for internal combustion engine powered vehicles, in particular in European cities that do not meet air quality limits. Depending on city and country, the conditions for access will vary (e.g., different emission limits or vehicle requirements), which indirectly impact residual values and sales of internal combustion powered vehicles prior to restrictions being agreed. There might also be a need to retrofit emission after-treatment of vehicles. There are also discussions in several European countries to ban the registration of internal combustion powered vehicles in the future.

Item 1. Business (Continued)

Other National Requirements.  Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, in December 2016, the China Ministry of Environmental Protection (“MEP”) finalized emission regulations based on European Stage VI emission standards for light duty vehicles and U.S. evaporative emissions and OBD requirements. The China Stage VI standards incorporate two levels of stringency. Stage one is slated for implementation by July 1, 2020, and the more stringent stage two level is slated for implementation by July 1, 2023. In 2018, the MEP will continue to focus on the development of detailed test procedures for RDE and OBD.

Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles and European-based standards for diesel vehicles.  Although these countries have adopted regulations based on UN-ECE or U.S. standards, there may be some unique testing provisions that require emission-control systems to be redesigned for these markets.  Canadian criteria emissions regulations are largely aligned with U.S. requirements.

In October 2016, the Canadian Province of Quebec passed legislation enabling regulation of a ZEV mandate. Final regulations were published in December 2017, and came into effect in January 2018. Quebec’s final regulations are more stringent than those in place in California and the other U.S. ZEV mandate states.

Not all countries have adopted appropriate fuel quality standards to accompany the stringent emission standards adopted.  This could lead to compliance problems, particularly if OBD or in-use surveillance requirements are implemented.

Brazil and Chile have introduced stringent emission and OBD standards based on the European Stage 5 standards for light duty vehicles and Stage V standards for heavy duty vehicles.  In Brazil, all light duty vehicles are required to meet U.S.-based PROCONVE L6 standards and more stringent OBD standards for diesel light duty vehicles were introduced in 2017. Argentina implemented European Stage 5 standards for all new light duty vehicles in 2017 and European Stage V standards for heavy duty vehicles in 2018.

Global Developments. Beginning in September 2015, EPA and CARB have pursued enforcement actions against a major competitor in connection with its use of “defeat devices” in hundreds of thousands of light-duty diesel vehicles. These actions have resulted in settlements involving billions of dollars for environmental remediation and civil penalties, as well as indictments of and guilty pleas from several employees on charges of committing federal crimes. The competitor continues to face various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. Defeat devices are elements of design (typically embedded in software) that improperly cause the emission control system to function less effectively during normal on-road driving than during an official laboratory emissions test, without justification. They are prohibited by law in many jurisdictions, and we do not use defeat devices in our vehicles.

The investigations by EPA and CARB of our competitor have led to increased scrutiny of automakers’ emission testing by regulators around the world. EPA began carrying out additional non-standard tests as part of its vehicle certification program, following an announcement in September 2015. The EU accelerated efforts to finalize its RDE testing program as described above. In 2016, several European countries, including France and Germany, conducted non-standard emission tests and published the results. In some cases, this supplemental testing has triggered investigations of other manufacturers for possible defeat devices. Testing is expected to continue on an ongoing basis. In the United States, plaintiffs’ attorneys are pursuing consumer class action lawsuits based on alleged excessive emissions from cars and trucks, which could, in turn, prompt further investigations by regulators.

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

Item 1. Business (Continued)

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

In 2010, EPA and NHTSA jointly promulgated regulations establishing the “One National Program” of CAFE and GHG regulations for light duty vehicles for the 2012-2016 model years. In 2012, EPA and NHTSA jointly promulgated regulations extending the One National Program framework through the 2025 model year. These rules require manufacturers to achieve increasingly stringent standards reaching approximately 50 mpg by the 2025 model year. Each manufacturer’s specific task depends on the mix of vehicles it sells. The rules include the opportunity for manufacturers to earn credits for technologies that achieve real-world CO2 reductions and fuel economy improvements that are not captured by the EPA fuel economy test procedures. Manufacturers also can earn credits for GHG reductions not specifically tied to fuel economy, such as improvements in air conditioning systems.

The existing One National Program standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. We are concerned about the commercial feasibility of meeting future model year GHG and CAFE standards, particularly the 2022-2025 standards, because of the many unknowns regarding technology development, market conditions, and other factors so far into the future.

The One National Program rules provided for a midterm evaluation process under which, by April 2018, EPA and NHTSA would re-evaluate their standards for model years 2022-2025 in order to ensure that those standards are feasible and optimal in light of intervening events. In January 2017, EPA announced an accelerated decision to maintain the GHG standards originally set for those model years–that decision is currently under reconsideration by EPA. NHTSA is continuing to conduct its evaluation with respect to the model year 2022-2025 standards. It is expected that by April 2018 EPA and NHTSA will either announce a decision to maintain the existing GHG and fuel economy standards, or commence a rulemaking to set revised standards.

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

U.S. Requirements – Heavy Duty Vehicles. EPA and NHTSA have jointly promulgated GHG and fuel economy standards for heavy duty vehicles (generally, vehicles over 8,500 pounds gross vehicle weight rating) through the 2027 model year. In our case, the standards primarily affect our heavy duty pickup trucks and vans, plus vocational vehicles such as shuttle buses and delivery trucks. As the heavy duty standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy duty trucks.

European Requirements. In December 2008, the EU approved regulation of passenger car CO2 emissions, with a 2012-2015 phase-in period, that limits the industry fleet average to a maximum of 130 grams per kilometer (“g/km”), using a sliding scale (the EU target slope) based on vehicle weight. This regulation provides different CO2 targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles initially registered in a calendar year. Limited credits are available for CO2 off-cycle technologies (“eco-innovations”), certain alternative fuels, and vehicles with CO2 emissions below 50 g/km for a period of time. A penalty system applies to manufacturers failing to meet the individual CO2 targets. Pooling agreements between manufacturers are possible under certain conditions. Starting in 2020, an EU industry target of 95 g/km has been set, for which 95% of a manufacturer’s fleet has to comply; by 2021, 100% of a manufacturer’s fleet has to comply. Outside of the EU, Switzerland, for example, has introduced similar rules, which began phasing-in in July 2012, although the stringency of the industry average emission target is significantly higher in a volatile market. We face the risk of advance premium payment requirements if, for example, unexpected market fluctuation within a quarter negatively impacts our average fleet performance.

Item 1. Business (Continued)

In separate legislation, “complementary measures” have been mandated, including requirements related to fuel economy indicators, gear shift indicators, tire pressure monitoring systems, low rolling resistance tires, and more-efficient low-CO2 mobile air conditioning systems.  The EU Commission introduced in 2011 a CO2 target for commercial light duty vehicles to be at an EU industry average of 175 g/km starting in 2014 and 147 g/km starting in 2020 (with a similar 2020 ruling in Switzerland). For “multi-stage vehicles” (e.g., our Transit chassis cabs), the base manufacturer (e.g., Ford) is fully responsible for the CO2 performance of the final up-fitted vehicles.  The EU legislation for light commercial vehicles also includes a penalty system, super-credits for vehicles below 50 g/km (granted between 2014 and 2017), and limited credits for CO2 off-cycle eco-innovations, pooling, etc., similar to the passenger car CO2 regulation.

The EU Commission has proposed revised rules for the years 2021 to 2024 and 2025/2030 that include a further tightening of CO2 limits for passenger cars and light commercial vans, including expected shares of zero and low emission vehicles. Heavy duty vehicles will be addressed in a separate regulation.

The United Nations developed a new technical regulation for passenger car emissions and CO2. This new world light duty test procedure (“WLTP”) is focused primarily on better aligning laboratory CO2 and fuel consumption figures with customer-reported figures. The introduction of WLTP in Europe started in September 2017 and is likely to require updates to CO2 labeling, thereby impacting taxes in countries with a CO2 tax scheme as well as the above-mentioned CO2 fleet regulations for passenger cars and light commercial vehicles. Costs associated with new or incremental testing for WLTP could be significant.

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

Other National Requirements.  The Canadian federal government has regulated vehicle GHG emissions under the Canadian Environmental Protection Act, beginning with the 2011 model year. In October 2014, the Canadian federal government published the final changes to the regulation for light duty vehicles, which maintain alignment with U.S. EPA vehicle GHG standards for the 2017–2025 model years. The final regulation for 2014–2018 heavy duty vehicles was published in February 2013. Part 1 draft regulations for the 2021 model year and beyond were published in March 2017 and are in line with U.S. requirements.

Mexico adopted fuel economy/CO2 standards, based on the U.S. One National Program framework, that took effect in 2014. Recently, the government agreed to carryover 2016 model year standards into the 2017 and 2018 model years. Standards for the 2019 model year and later are being developed.

Many Asia Pacific countries (such as Australia, China, India, South Korea, Taiwan, and Vietnam) are developing or enforcing fuel efficiency or labeling targets. For example, South Korea has set fuel efficiency targets for 2020, with incentives for early adoption. In September 2017, China published the Method for Parallel Administration on Corporate Average Fuel Consumption of Passenger Car and New Energy Vehicle (“NEV”) Credit, which aims to improve fuel efficiency and to set targets for new energy vehicles. The fuel efficiency targets and NEV mandate will impact the cost of vehicle technology in the future.

In South America, Brazil introduced a voluntary vehicle energy-efficiency labeling program, indicating fuel consumption rates for all light-duty vehicles. Brazil has required inclusion of emission classification on fuel economy labels since January 2016. Brazil also published a new automotive regime establishing a minimum absolute CAFE value as a function of Fleet Corporate Average Mass for 2017 light duty vehicles with a spark ignition engine in order to qualify for industrialized products tax reduction. Additional tax reductions are available if further fuel efficiency improvements are achieved and maintained through 2020. Penalties are applied if the energy efficiency levels are not maintained. Brazil reduced the import tax on electric and hybrid cars. The tax rate, which was 35%, will vary from zero to 7%, depending on a vehicle’s energy efficiency. Discussion on new fuel efficiency requirements has started. Chile introduced a tax based on urban fuel consumption and NOx emission for light and medium vehicles beginning in late 2014. In general, fuel efficiency targets may impact the cost of technology of our models in the future.

Item 1. Business (Continued)

In the Middle East, the Kingdom of Saudi Arabia introduced new light duty vehicle fuel economy standards, which are patterned after the U.S. CAFE standard structure, with fuel economy targets following the design of the U.S. 2012–2016 fuel economy standards. The standards became effective on January 1, 2016 and became fully phased in at the end of 2017.

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

Other National Requirements.  The EU and many countries have established vehicle safety standards and regulations, and are likely to adopt additional or more stringent requirements in the future.  The European General Safety Regulation introduced UN-ECE regulations, which will be required for the European Type Approval process.  EU regulators also are focusing on active safety features such as lane departure warning systems, electronic stability control, and automatic brake assist.  Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns.  Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; several recently launched bilateral negotiations on free trade can potentially contribute to this goal. New safety and recall requirements in China, India, and Gulf Cooperation Council countries also may add substantial costs and complexity to our global recall practice. In South America, additional safety requirements are being introduced or proposed in Argentina, Brazil, Chile, Colombia, Ecuador, and Uruguay, influenced by The New Car Assessment Program for Latin America and the Caribbean (“Latin NCAP”), which may be a driver for similar actions in other countries. In Canada, regulatory requirements are currently aligned with U.S. regulations. However, under the Canadian Motor Vehicle Safety Act the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it would be in the interest of safety. In China, a new mandatory Event Data Recorder regulation is under development that is more complex than U.S. requirements, and in China, Malaysia, and South Korea, mandatory e-Call requirements have been drafted.

New Car Assessment Programs. Organizations around the globe rate and compare motor vehicles in New Car Assessment Programs (“NCAPs”) to provide consumers with additional information about the safety of new vehicles. NCAPs use crash tests and other evaluations that are different than what is required by applicable regulations, and use stars to rate vehicle safety, with five stars awarded for the highest rating and one for the lowest. Achieving high NCAP ratings can add complexity and cost to vehicles. China finalized the 2018 NCAP protocol with more stringent Pedestrian Protection and Automatic Emergency Braking requirements compared to the United States and Europe. China will also launch a new safety assessment, China Insurance Vehicle Safety Index (“CIVSI”), that is similar to the U.S. IIHS in 2018. Taiwan may also draft NCAP requirements in 2018.

Item 1. Business (Continued)

EMPLOYMENT DATA

The approximate number of individuals employed by us and entities that we consolidated as of December 31, 2016 and 2017 was as follows (in thousands):

	2016	2017
Automotive
North America	101	100
South America	15	14
Europe	52	54
Middle East & Africa	3	3
Asia Pacific	23	23
Financial Services
Ford Credit	7	7
Other
Ford Smart Mobility LLC	-	1
Total	201	202

Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements.  In the United States, approximately 99% of these unionized hourly employees in our Automotive segment are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”).  At December 31, 2017, approximately 56,400 hourly employees in the United States were represented by the UAW. Approximately 1.5% of our U.S. salaried employees are represented by unions.  Many non-management salaried employees at our operations outside of the United States also are represented by unions.

In 2017, we entered into collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Australia, Brazil, Britain, France, Mexico, Taiwan, and Thailand.

In 2018, we will negotiate collective bargaining agreements (covering wages, benefits and/or other employment provisions) with unions in Argentina, Brazil, Germany, India, Mexico, Russia, Spain, and Thailand.

ENGINEERING, RESEARCH, AND DEVELOPMENT

We engage in engineering, research, and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products and services.  Engineering, research, and development expenses for 2015, 2016, and 2017 were $6.7 billion, $7.3 billion, and $8 billion, respectively.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Ford’s long-term competitiveness depends on the successful execution of fitness actions. We have announced fitness redesign plans to transform the operational fitness of our business by becoming more customer centric and adopting processes that emphasize simplicity, speed and agility, efficiency, and accountability. If these fitness actions are not successful, we may not be able to materially lower costs in the near term or improve our competitiveness in the long term, which could have an adverse effect on our profitability.

Industry sales volume, particularly in the United States, Europe, or China, could decline if there is a financial crisis, recession, or significant geopolitical event.  Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and profitability. If industry vehicle sales were to decline to levels significantly below our planning assumption, particularly in the United States, Europe, or China, due to a financial crisis, recession, or significant geopolitical event, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. For a discussion of economic trends, see the “Overview” section of Item 7.

Item 1A. Risk Factors (Continued)

Ford’s new and existing products and mobility services are subject to market acceptance.  Although we conduct extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded. Further, our ability to successfully grow through investments in the area of mobility and electrification depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict, that may significantly affect the future of autonomous vehicles and mobility services. Rapid changes to our industry, including the introduction of new types of competitors who may possess technological innovations, increase the significance that we are able to anticipate, develop, and deliver products and services that customers desire.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles (including trucks and SUVs) at levels beyond our current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—could result in an immediate and substantial adverse effect on our financial condition and results of operations.

Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2017 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 35 million units in 2017, an increase of about 4 million units from the prior year. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results. As a resource-intensive manufacturing operation, we are exposed to a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices, currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on our financial condition and results of operations. See “Overview” to Item 7 and Item 7A for additional discussion of currency, commodity price, and interest rate risks.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries.  These concerns have been exacerbated by Brexit.  We have a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on our profitability.  Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on our profitability.

Item 1A. Risk Factors (Continued)

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

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors.  A work stoppage or other limitation on production could occur at Ford’s or its suppliers’ facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Many components used in our vehicles are available only from a single supplier and therefore cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such single-source suppliers also could threaten to disrupt our production as leverage in negotiations. A significant disruption to our production schedule could have a substantial adverse effect on our financial condition and results of operations.

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. As a practical matter, these agreements may restrict our ability to close plants and divest businesses. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. We have defined benefit retirement plans in the United States that cover many of our hourly and salaried employees. We also provide pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, we and certain of our subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). See Note 17 of the Notes to the Financial Statements for more information about these plans. These benefit plans impose significant liabilities on us and could require us to make additional cash contributions, which could impair our liquidity. If our cash flows and capital resources were insufficient to meet any pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance our indebtedness.

Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our pension and other postretirement benefit plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). We generally remeasure these estimates at each year end and recognize any gains or losses associated with changes to our plan assets and liabilities in the year incurred. To the extent actual results are less favorable than our assumptions, we may recognize a substantial remeasurement loss in our results. For discussion of our assumptions, see “Critical Accounting Estimates” in Item 7 and Note 17 of the Notes to the Financial Statements.

Item 1A. Risk Factors (Continued)

Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. NHTSA’s enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Such recall and customer satisfaction actions may relate to defective components we receive from suppliers. The cost to complete a recall or customer satisfaction action could be exacerbated to the extent such action relates to a global platform. Furthermore, launch delays or recall actions could adversely affect our reputation or market acceptance of our products as discussed above under “Ford’s new and existing products and mobility services are subject to market acceptance.”

Safety, emissions, fuel economy, and other regulations affecting Ford may become more stringent. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence. For example, as discussed above under “Item 1. Business - Governmental Standards,” in the United States the CAFE standards for light duty vehicles increase sharply to approximately 50 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles through the 2025 model year; even more burdensome regulations are likely to follow. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

We are continuing to make changes to our product cycle plan to improve the fuel economy of our petroleum-powered vehicles and to offer more electrified vehicles with lower GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The current fuel economy, CO2, and ZEV standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers.

The U.S. government has pursued an enforcement action against a major competitor in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles, collecting billions of dollars for environmental remediation projects and civil penalties.  Several of the competitor’s employees have been indicted on charges of committing federal crimes.  The competitor also faces various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world, which in turn has triggered investigations of other manufacturers. These events have led to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on our financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales. For more discussion of the impact of standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” above.

Item 1A. Risk Factors (Continued)

Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. We spend substantial resources ensuring that we comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where our vehicles comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on our sales.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of our manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against us concerning our calculation of federal incentives we received, and certain states have challenged the grant to us of tax incentives by the State of Bahia. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition and results of operations. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and “Item 3. Legal Proceedings” for a discussion of tax proceedings in Brazil and the potential requirement for us to post collateral.

Operational systems, security systems, and vehicles could be affected by cyber incidents. We rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of our business and our vehicles. Despite security measures, we are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of customers, employees, or others; jeopardize the security of our facilities; affect the performance of in-vehicle systems; and/or impact the safety of our vehicles. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. We have been the target of these types of attacks in the past and such attacks are likely to occur in the future. The techniques used for attacks by third parties change frequently and may become more sophisticated, which may cause cyber incidents to be difficult to detect for long periods of time. Our networks and in-vehicle systems may also be affected by computer viruses or breaches due to the negligence or misconduct of employees, contractors, and/or others who have access to our networks and systems. A significant cyber incident could impact production capability, harm our reputation, and/or subject us to regulatory actions or litigation.

Item 1A. Risk Factors (Continued)

Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on its credit ratings or its perceived creditworthiness. Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s profitability if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Ford Credit could face increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

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

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. Most of our distribution centers are leased (we own approximately 40% of the total square footage, and lease the balance). The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 98% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

We and the entities that we consolidated as of December 31, 2017 use nine regional engineering, research, and development centers, and 61 manufacturing plants as shown in the table below:

Automotive Business Units	Plants
North America	31
South America	8
Europe	16
Middle East & Africa	2
Asia Pacific	4
Total	61

Included in the number of plants shown above are plants that are operated by us or our consolidated joint ventures that support our Automotive segment. The significant consolidated joint ventures and the number of plants each owns are as follows:

•
Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner), and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford vehicles sourced from Ford.  In addition to domestic assembly, FLH imports Ford brand built-up vehicles from the Asia Pacific region, Europe, and the United States. The joint venture operates one plant in Taiwan.

•
Ford Sollers Netherlands B.V. (“Ford Sollers”) — a 50/50 joint venture between Ford and Sollers OJSC (“Sollers”), in which Ford has control. The joint venture primarily is engaged in manufacturing a range of Ford passenger cars and light commercial vehicles for sale in Russia, and has an exclusive right to manufacture, assemble, and distribute certain Ford vehicles in Russia through the licensing of certain trademarks and intellectual property rights. The joint venture has been approved to participate in Russia’s industrial assembly regime, which qualifies it for reduced import duties for parts imported into Russia. The joint venture operates three manufacturing facilities and one engine plant in Russia.

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

•
Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF operates five assembly plants, an engine plant, and a transmission plant in China where it produces and distributes an expanding variety of Ford passenger vehicle models.

•
Changan Ford Mazda Engine Company, Ltd. (“CFME”) — a joint venture among Ford (25% partner), Mazda (25% partner), and Changan (50% partner).  CFME is located in Nanjing, and produces engines for Ford and Mazda vehicles manufactured in China.

•
Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”) — a joint venture in Turkey among Ford (41% partner), the Koc Group of Turkey (41% partner), and public investors (18%) that is the sole supplier to us of the Transit, Transit Custom, and Transit Courier commercial vehicles for Europe and is our sole distributor of Ford vehicles in Turkey. Ford Otosan also manufactures the Cargo truck for the Turkish and certain export markets and certain engines and transmissions, as well as certain components mainly for the Transit for supply to other regions. The joint venture owns three plants, a parts distribution depot, and a new research and development center in Turkey.

•
Getrag Ford Transmissions GmbH (“GFT”) — a 50/50 joint venture with Getrag International GmbH, a German company belonging to Magna Powertrain GmbH. GFT operates plants in Halewood, England; Cologne, Germany; Bordeaux, France; and Kechnec, Slovakia to produce, among other things, manual transmissions for our Europe business unit.

•
JMC — a publicly-traded company in China with Ford (32% shareholder) and Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders.  Jiangling Holdings, Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 27% of its total outstanding shares.  JMC assembles Ford Transit, Ford Everest, Ford engines, and non-Ford vehicles and engines for distribution in China and in other export markets. JMC operates two assembly plants and one engine plant in Nanchang, and is constructing a new passenger vehicle assembly plant in Nanchang. JMC also operates a plant in Taiyuan that assembles heavy duty trucks and engines.

The facilities described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our and our joint ventures’ products.

The furniture, equipment, and other physical property owned by our Financial Services operations are not material in relation to the operations’ total assets.

ITEM 3. Legal Proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 23 of the Notes to the Financial Statements for a discussion of loss contingencies. Following is a discussion of our significant pending legal proceedings:

PRODUCT LIABILITY MATTERS

We are a defendant in numerous actions in state and federal courts within and outside of the United States alleging damages from injuries resulting from (or aggravated by) alleged defects in our vehicles. In many, no monetary amount of damages is specified or the specific amount alleged is the jurisdictional minimum. Our experience with litigation alleging a specific amount of damages suggests that such amounts, on average, bear little relation to the actual amount of damages, if any, that we will pay in resolving such matters.

In addition to pending actions, we assess the likelihood of incidents that likely have occurred but not yet been reported to us. We also take into consideration specific matters that have been raised as claims but have not yet proceeded to litigation. Individual product liability matters which, if resolved unfavorably to the Company, likely would involve a significant cost would be described herein. Currently there are no such matters to report.

ASBESTOS MATTERS

Asbestos was used in some brakes, clutches, and other automotive components from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, are a defendant in various actions for injuries claimed to have resulted from alleged exposure to Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet. We believe that we are targeted more aggressively in asbestos suits because many previously-targeted companies have filed for bankruptcy, or emerged from bankruptcy relieved of liability for such claims.

Most of the asbestos litigation we face involves individuals who claim to have worked on the brakes of our vehicles. We are prepared to defend these cases and believe that the scientific evidence confirms our long-standing position that there is no increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles. The extent of our financial exposure to asbestos litigation remains very difficult to estimate and could include both compensatory and punitive damage awards. The majority of our asbestos cases do not specify a dollar amount for damages; in many of the other cases the dollar amount specified is the jurisdictional minimum, and the vast majority of these cases involve multiple defendants, sometimes more than one hundred. Many of these cases also involve multiple plaintiffs, and often we are unable to tell from the pleadings which plaintiffs are making claims against us (as opposed to other defendants). Annual payout and defense costs may become significant in the future.

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

We have one environmental legal proceeding to which a governmental authority is a party and in which we believe there is the possibility of monetary sanctions in excess of $100,000:

Notice of Violation to Ford Chicago Assembly Plant.  On August 17, 2015, U.S. EPA issued a notice of violation to our Chicago Assembly Plant. EPA alleges that the plant violated several requirements related to its air permit.  Monetary sanctions, if any, have not yet been determined.

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

OTHER MATTERS
Brazilian Tax Matters.  Two Brazilian states and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  Our appeals with the State of São Paulo and the federal tax authority remain at the administrative level. In the State of Minas Gerais, where three cases are pending, one remains at the administrative level and two have been appealed to the judicial court.  To proceed with an appeal within the judicial court system, an appellant may be required to post collateral. To date we have not been required to post any collateral.
The state assessments are part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. We expect the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied, and we filed a challenge in the U.S. Court of International Trade (“CIT”). On August 9, 2017, the CIT ruled in our favor. On October 6, 2017, CBP filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. If we prevail on appeal, we will receive a refund of the contested amounts paid, plus interest.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2018:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	60
James P. Hackett (b)	President and Chief Executive Officer	May 2017	62
James D. Farley, Jr.	Executive Vice President and President, Global Markets	June 2017	55
Joseph R. Hinrichs	Executive Vice President and President, Global Operations	June 2017	51
Marcy Klevorn	Executive Vice President and President, Mobility	June 2017	58
Raj Nair	Executive Vice President and President, North America	June 2017	53
Bob Shanks	Executive Vice President and Chief Financial Officer	April 2012	65
Hau Thai-Tang	Executive Vice President, Product Development and Purchasing	June 2017	51
Steven Armstrong	Group Vice President and President, Europe, Middle East & Africa	June 2017	53
Joy Falotico	Group Vice President – Chairman and Chief Executive Officer, Ford Motor Credit Co.	October 2016	50
Peter Fleet	Group Vice President and President, Asia Pacific	July 2017	50
Kumar Galhotra	Group Vice President, Lincoln and Chief Marketing Officer	November 2017	52
Bradley M. Gayton	Group Vice President, Chief Administrative Officer and General Counsel	June 2017	54
Bruce Hettle	Group Vice President – Manufacturing and Labor Affairs	January 2016	56
Ziad S. Ojakli	Group Vice President – Government and Community Relations	January 2004	50
Kimberly Pittel	Group Vice President – Sustainability, Environment & Safety Engineering	January 2017	58
John Lawler	Vice President and Controller & Chief Financial Officer, Global Markets	June 2017	51
____________

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

Except as noted below, each of the officers listed above has been employed by Ford or its subsidiaries in one or more capacities during the past five years.  Prior to becoming President and Chief Executive Officer of Ford, James P. Hackett was the Chief Executive Officer of Steelcase Inc. until March 2014; a member of Ford’s Board of Directors from 2013 to 2016; and the chairman of Ford Smart Mobility LLC from March 2016 to May 2017.

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

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the New York Stock Exchange in the United States.

The table below shows the high and low sales prices for our Common Stock, and the dividends we paid per share of Common and Class B Stock, for each quarterly period in 2016 and 2017:

	2016				2017
Ford Common Stock price per share (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.00	$14.22	$14.04	$13.20	$13.27	$11.70	$12.06	$12.81
Low	11.02	12.00	11.90	11.07	11.41	10.67	10.47	11.87
Dividends per share of Ford Common and Class B Stock	0.40	0.15	0.15	0.15	0.20	0.15	0.15	0.15
__________

(a)	New York Stock Exchange composite intraday prices as listed in the price history database available at www.nyse.com.

As of January 31, 2018, stockholders of record of Ford included approximately 120,626 holders of Common Stock and 3 holders of Class B Stock.

In the second quarter of 2017, we completed a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2017. The plan authorized repurchases of up to 11.8 million shares of Ford Common Stock.

ITEM 6. Selected Financial Data.

The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except for per share amounts):

SUMMARY OF INCOME	2013	2014	2015	2016	2017
Total revenues	$146,917	$144,077	$149,558	$151,800	$156,776

Income before income taxes	$14,371	$1,234	$10,252	$6,796	$8,148
Provision for/(Benefit from) income taxes	2,425	4	2,881	2,189	520
Net income	11,946	1,230	7,371	4,607	7,628
Less: Income/(Loss) attributable to noncontrolling interests	(7)	(1)	(2)	11	26
Net income attributable to Ford Motor Company	$11,953	$1,231	$7,373	$4,596	$7,602

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock
Average number of shares of Ford Common and Class B Stock outstanding (in millions)	3,935	3,912	3,969	3,973	3,975

Basic income	$3.04	$0.31	$1.86	$1.16	$1.91
Diluted income	2.94	0.31	1.84	1.15	1.90

Cash dividends declared	0.40	0.50	0.60	0.85	0.65

Common Stock price range (NYSE Composite Intraday)
High	18.02	18.12	16.74	14.22	13.27
Low	12.10	13.26	10.44	11.02	10.47

BALANCE SHEET DATA AT YEAR-END
Total assets	$202,204	$208,615	$224,925	$237,951	$257,808

Automotive debt	$15,683	$13,824	$12,839	$15,907	$15,931
Financial Services debt	99,005	105,347	120,015	127,063	138,356

Total equity	$26,173	$24,465	$28,657	$29,187	$34,918

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

•
Company Operating Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) - Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending and settlement of derivatives. The measure excludes cash outflows for Automotive and Mobility funded pension contributions, separation payments, and other items that are considered operating cash outflows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance.

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

Revenue

Our Automotive segment revenue is generated primarily by sales of vehicles, parts, and accessories. Revenue is recorded when control is transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies with an obligation to repurchase the vehicle for a guaranteed amount, exercisable at the option of the customer. These vehicles are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. Proceeds from the sale of vehicles at auction are recognized in revenue upon transfer of control of the vehicle to the customer.

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

Transactions between our Automotive and Financial Services segments occur in the ordinary course of business. For example, we offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The cost for these incentives is included in our estimate of variable consideration at the later of the date the related vehicle sales to our dealers are recorded or the date the incentive program is both approved and communicated. In order to compensate Ford Credit for the lower interest or lease payments offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer’s customer. Ford Credit recognizes the amount over the life of retail finance contracts as an element of financing revenue and over the life of lease contracts as a reduction to depreciation. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions between our Automotive and Financial Services segments.

Costs and Expenses

Our income statement classifies our Automotive segment total costs and expenses into two categories: (i) cost of sales, and (ii) selling, administrative, and other expenses. We include within cost of sales those costs related to the development, manufacture, and distribution of our vehicles, parts, and accessories. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall costs; labor and other costs related to the development and manufacture of our products; depreciation and amortization; and other associated costs. We include within selling, administrative, and other expenses labor and other costs not directly related to the development and manufacture of our products, including such expenses as advertising and sales promotion costs.

Certain of our costs, such as material costs, generally vary directly with changes in volume and mix of production. In our industry, production volume often varies significantly from quarter to quarter and year to year. Quarterly production volumes experience seasonal shifts throughout the year (including peak retail sales seasons and the impact on production of model changeover and new product launches). As we have seen in recent years, annual production volumes are heavily impacted by external economic factors, including the pace of economic growth and factors such as the availability of consumer credit and cost of fuel.

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

While contribution costs generally vary directly in proportion to production volume, elements within our structural costs category are impacted to differing degrees by changes in production volume. We also have varying degrees of discretion when it comes to controlling the different elements within our structural costs. For example, depreciation and amortization expense largely is associated with prior capital spending decisions. On the other hand, while labor costs do not vary directly with production volume, manufacturing labor costs may be impacted by changes in volume, for example when we increase overtime, add a production shift, or add personnel to support volume increases. Other structural costs, such as advertising or engineering costs, do not necessarily have a directly proportionate relationship to production volume. Our structural costs generally are within our discretion, although to varying degrees, and can be adjusted over time in response to external factors.

We consider certain structural costs to be a direct investment in future growth and revenue. For example, increases in structural costs are necessary to grow our business and improve profitability as we expand around the world, invest in new products and technologies, respond to increasing industry sales volume, and grow our market share.

Cost of sales and Selling, administrative, and other expenses for full-year 2017 were $142.9 billion. Our Automotive segment’s material and commodity costs make up the largest portion of these costs and expenses, representing in 2017 about two-thirds of the total amount. Structural costs are the largest piece of the remaining balance. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Key Economic Factors and Trends Affecting the Automotive Industry

Currency Exchange Rate Volatility. The U.S. Federal Reserve raised its policy interest rate three times in 2017, after single rate increases in 2015 and 2016. Central banks in other developed markets have also initiated or signaled the end of an extended period of monetary policy easing.  The related shifts in capital flows have contributed to increased volatility for both developed and emerging market currencies globally. Emerging markets also face differing inflation backdrops and, in some cases, political instability, contributing to unpredictable movements in the value of their exchange rates.  In addition to direct impacts on the financial flows of global automotive companies, currency movements can also impact pricing of vehicles exported to overseas markets, most notably in the case of the yen. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile.  However, in some markets, exchange rates are heavily influenced or controlled by governments.

Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated automotive industry global production capacity for light vehicles of about 130 million units exceeded global production by about 35 million units in 2017.  In North America and Europe, two regions where a significant share of industry revenue is earned, excess capacity as a percent of production was an estimated 17% and 20%, respectively, in 2017.  In China, the auto industry also witnessed excess capacity at 57% of production in 2017, as manufacturers compete to capitalize on China’s future market potential.  According to production capacity data projected by IHS Automotive, global excess capacity conditions could continue for several years at an average of about 40 million units per year during the period from 2018 to 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Commodity and Energy Price Changes. The price of oil has increased since late 2017, supported by global demand growth and an extended agreement among oil-producing nations to maintain modest output reductions. Still, oil prices remain well below prior peaks. In addition, after several years of low prices, stronger global demand has put upward pressure on other commodity prices, including steel, aluminum, and other metals used in the manufacturing of our vehicles.

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

Trade Policy. To the extent governments in various regions erect or intensify barriers to imports, or implement currency policy that advantages local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in markets that promote free trade.  While we believe the long-term trend is toward the growth of free trade, we have noted with concern recent developments in a number of regions.  In Asia Pacific, for example, a weak yen significantly reduces the cost of exports into the United States, Europe, and other global markets by Japanese manufacturers.  Over a period of time, a weak yen can contribute to other countries pursuing weak currency policies by intervening in the exchange rate markets.  This is particularly likely in other Asian countries, such as South Korea.  We will continue to monitor and address developing issues around trade policy.

Other Economic Factors. Although in recent months interest rates have risen, mature market government bond yields and inflation have remained lower than expected.  At the same time, government deficits and debt remain at high levels in many major markets.  The eventual implications of higher government deficits and debt, with potentially higher long-term interest rates, may drive a higher cost of capital over our planning period.  Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trends and Strategies

Cities are becoming more congested. Fortunately, vehicles that move people in city infrastructures are becoming smarter. Our opportunity is to leverage the capability of smart vehicles in smart environments to attack the congestion problem through a new transportation operating system.
We also have an opportunity to improve logistics. Currently, there is an inefficient operating system for the delivery of goods. The growth of internet sales has resulted in more deliveries, which is compounding the problem of city congestion. We can imagine a world where smart vehicles in a smart world improve traffic flow, reduce congestion, and improve logistics.
In response to these trends, we refined our strategy in 2017 to focus on resetting revenue and attacking costs in the short-term, and redesigning our business to compete and win in the future. To that end, we have identified five priorities:

1.	Rapidly improving our fitness to lower costs, release capital, and finance growth

2.	Accelerating the introduction of connected, smart vehicles and services

3.	Re-allocating capital to where we can win in the future

4.	Continuously innovating to create the most human-centered mobility solutions

5.	Empowering our team to work together effectively to compete and win

In 2017, we took several actions to help achieve these priorities, including:

•	We launched fitness redesign efforts that are focused on customer centricity, simplicity, speed and agility, efficiency, and accountability

•
We announced collaborations with Dominos, Lyft, and Postmates in the United States to support autonomous vehicle development and testing. We also announced collaborations with Mahindra in India and Zotye in China to provide access to technology, capabilities, and scale that will enhance our competitive position

•	We invested in Autonomic to accelerate growth in digital services

•	We announced a plan to achieve 100% connectivity for new vehicles in the United States by 2019 and 90% globally by 2020

•
We announced that we are shifting toward a lower volume passenger car lineup in North America and Europe, and we are playing to our strengths by investing in authentic off-roaders and high performance city crossovers

•	We announced a plan to launch a performance SUV battery electric vehicle that offers at least a 300-mile range

At the start of 2018, we announced a plan to increase our investment in electrification—expected to be over $11 billion by 2022—to substantially increase the number of battery electric vehicles we offer around the world. And we will have more to announce in 2018 as we remain focused on designing smart vehicles for a smart world that help people move more safely, confidently, and freely.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS - 2017

TOTAL COMPANY

Net income attributable to Ford. The chart below shows our net income attributable to Ford for full year 2017:

Company
FY 2017 Net Income Attributable To Ford (Mils)

$7,602
$7,259
$2,248
$(1,070)
$(289)
$(520)
$26
Pre-Tax Results
Company Net Income
Automotive Segment
Financial Services Segment
All Other
Special Items
Taxes
Less: Non-controlling Interests

B / (W) FY 2016	Company Net Income	Automotive Segment	Financial Services Segment	All Other	Special Items	Taxes	Less: Non-controlling Interests
	$3,006	$(2,163)	$428	$(203)	$3,290	$1,669	$15

Net income attributable to Ford for full year 2017 was $7.6 billion or $1.90 diluted earnings per share of Common and Class B Stock, an increase of $3 billion or $0.75 per share compared with 2016, due to the significantly lower remeasurement loss on pension and OPEB plans and favorable tax planning actions. Full year 2017 pre-tax results of our Automotive segment, Financial Services segment, All Other, Special Items, and Taxes are discussed in the following sections in “Results of Operations - 2017.”

Revenue. Company revenue for full year 2017 was $156.8 billion, $5 billion higher than 2016.

Cost of sales and Selling, administrative, and other expenses for full year 2017 were $142.9 billion, an increase of $5.7 billion compared with 2016. The detail for the change is shown below (in billions):

Lower/(Higher)
Volume and mix, exchange, and other	$(3.9)
Contribution costs
Material excluding commodities	(0.1)
Commodities	(1.2)
Freight and other	0.1
Warranty	—
Structural costs	(0.7)
Special items	0.1
Total	$(5.7)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity. At December 31, 2017, total equity attributable to Ford was $34.9 billion, an increase of $5.7 billion compared with December 31, 2016. The detail for this change is shown below (in billions):

Increase/(Decrease)
Net income	$7.6
Shareholder distributions	(2.7)
Other comprehensive income	—
Adoption of accounting standards	0.6
Common Stock issued (including share-based compensation impacts)	0.2
Total	$5.7

The chart below shows our full year 2017 total Company adjusted pre-tax results and pre-tax results of our Automotive segment by regional business unit, our Financial Services segment, and All Other.

Company
FY 2017 Adjusted Pre-Tax Results* (Mils)

$7,259
$8,437
$7,511
$(784)
$234
$(263)
$561
$2,248
$(1,070)
Automotive Segment
Total
North America
South America
Europe
Middle East & Africa
Asia Pacific
Financial Services Segment
All Other

	Total	North America	South America	Europe	Middle East & Africa	Asia Pacific	Financial Services Segment	All Other
B / (W) FY 2016	$(1,938)	$(1,490)	$325	$(971)	$39	$(66)	$428	$(203)

FY Automotive segment PBT driven by NA

Auto operations outside NA a loss in total and down YoY, driven largely by expected Brexit effects in Europe

Strong Financial Services profit

All Other primarily net interest expense plus FSM LLC

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Our Company adjusted pre-tax profit for full year 2017 was $8.4 billion, a decrease of $1.9 billion from 2016. Our Company adjusted pre-tax profit consisted of Automotive segment profit of $7.3 billion, a strong profit of $2.2 billion in the Financial Services segment, and a loss of $1.1 billion in All Other.

Automotive results were driven by North America. In total, our Automotive operations outside North America generated a loss of $252 million, $673 million lower than in 2016 driven largely by expected Brexit effects in Europe.

Our adjusted earnings per share of Common and Class B Stock was $1.78, an increase of $0.02 per share, due to favorable tax planning actions.

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

The charts on the following pages detail full year 2017 key metrics and the change in full year 2017 pre-tax results compared with full year 2016 by causal factor for our Automotive segment and its business units — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Automotive Segment
FY 2017 Key Metrics

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
6,651
6,607
1%
$141.5
$145.7
3%
7.2%
7.0%
0.2 ppts
6.7%
5.0%
1.7 ppts
$9,422
$7,259
23%
2016
2017

FY wholesales about flat; revenue up 3% due to favorable mix and higher volume from consolidated operations and net pricing

Global industry up 2% due to AP, Europe and SA

Global market share down due to AP, Europe and MEA; NA flat; SA improved

Auto PBT and operating margin lower than last year

Shown above are the key financial metrics for our Automotive segment for full year 2017.

Wholesale volumes were about flat while Automotive revenue was up 3% due to favorable mix, higher volume from consolidated operations, and favorable net pricing.

Global industry volume, estimated at 94.9 million units, was up 2.2 million units or 2% compared to a year ago. The increase was driven by Asia Pacific, Europe, and South America.

Global market share, at 7%, was down two-tenths of a percentage point, reflecting lower share in Asia Pacific, Europe, and Middle East & Africa. Market share was up in South America and flat in North America.

Our Automotive operating margin was 5% and pre-tax profit was $7.3 billion. Both metrics were lower than a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment
FY 2017 Pre-Tax Results (Mils)

Pricing $ 2,885
Incentives / Other (2,668)
Manufacturing, Incl. Vol. Related $(231)
Engineering (451)
Other (28)
$9,422
$417
$217
$(1,218)
$(710)
$(856)
$(13)
$7,259
Industry $(146)
Share 45
Stocks 95
Mix 952
Other (529)
Commodities $(1,213)
Other (5)
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors
$634
Total Cost
$(1,928)

FY Auto PBT $2.2B lower than 2016 due to higher commodities and adverse exchange; all other factors about offset

Higher commodities driven by metals, mainly steel

Most of adverse exchange caused by Brexit effects of about $600M, along with Canadian dollar, Chinese RMB and Argentine peso

Favorable market factors driven by improved mix in all regions except SA and higher net pricing except in AP (China)

Shown above are the factors that contributed to the $2.2 billion decline in full year Automotive segment pre-tax profit. The lower profit was primarily explained by higher commodities and adverse exchange. All other factors about offset.

Higher commodities were driven by metals, primarily steel, and adverse exchange was driven by the sterling, reflecting Brexit effects of about $600 million, along with the Canadian dollar, Chinese renminbi, and Argentine peso.

Favorable market factors were driven by improved mix in all regions, excluding South America, and higher net pricing in all regions, except Asia Pacific, reflecting negative industry pricing in China.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America
FY 2017 Key Metrics

Wholesales (000)
Revenue (Bils)
Market Share (Pct)
Operating Margin (Pct)
Pre-Tax Results (Mils)
3,019
2,967
2%
$92.6
$93.5
1 %
13.9%
13.9%
-- ppts
9.7%
8.0%
1.7 ppts
$9,001
$7,511
17%
2016
2017
2016
2017
2016
2017
2016
2017
2016
2017

In 2017, North America generated a full year pre-tax profit of $7.5 billion with an operating margin of 8%.

Wholesale volume was down 2% while revenue was up 1% from a year ago.

North America and U.S. industry volume, at 21.5 million units and 17.5 million units, respectively, were each down 300,000 units.

Our North America market share was flat, with U.S. share up two-tenths of a point to 14.8%. The increase was driven by F-Series (with share up four-tenths), utilities, and Lincoln.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America FY 2017 Pre-Tax Results (Mils)

$9,001
$264
$175
$(1,143)
$(510)
$(233)
$(43)
$7,511
Industry $(433)
Share 181
Stocks (52)
Mix 681
Other (113)
Pricing $ 1,826
Incentives / Other (1,651)
Mat'l, Excl. Commodities $(473)
Commodities (820)
Warranty 155
Other (5)
Engineering $(389)
Administrative (207)
Other 86
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors $439
Total Cost $(1,653)

NA PBT down $1.5B driven by higher commodities, Expedition / Navigator launch and adverse exchange

Expedition / Navigator launch effects reflect lower volume and higher cost offset partially by favorable net pricing

Favorable mix driven by strength of F-Series and utilities

Ford ATPs rose more than 2X the industry due to F-Series

North America’s full year 2017 pre-tax profit was $1.5 billion lower than a year ago. The decrease was driven by higher commodities, mainly steel and other metals; Expedition/Navigator launch effects, reflecting lower volume and higher costs, both product and structural costs, offset partially by favorable net pricing; and adverse exchange driven primarily by the Canadian dollar.

The higher engineering expense primarily reflects utilities, autonomous vehicles, and commercial vehicles.

The favorable mix was driven by the strength of F-Series and utilities.

Within the United States, average retail transaction prices were $1,300 per vehicle higher compared to a year ago, more than double the industry average increase. (Average retail transaction prices are based on J.D. Power and Associates PIN data). Our incentives were up slightly as a percent of revenue, but less than the industry average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
FY 2017 Key Metrics

Wholesales
(000)
325
373
15%
Revenue
(Bils)
$4.8
$5.8
21%
Market Share
(Pct)
8.8%
8.9%
0.1 ppts
Operating Margin
(Pct)
(23.0)%
(13.4)%
9.6 ppts
Pre-Tax Results
(Mils)
$(1,109)
$(784)
29%
2016
2017

In 2017, South America generated a pre-tax loss of $784 million, an improvement of $325 million, or 29%, from a year ago.

All full year key metrics were improved from a year ago, as macroeconomic conditions continue to show signs of improvement.

Wholesale volume increased by 15% and revenue was up 21% from a year ago.

Industry volume for the region, at 4.2 million units, was 13% higher than 2016 due to growth in Brazil and Argentina.

Our market share for the region, at 8.9%, was up one-tenth of a percentage point due to the strong performance of Ka in Brazil.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
FY 2017 Pre-Tax Results (Mils)

Industry $260
Share (22)
Stocks (12)
Mix (20)
Other (31)
Pricing $411
Incentives / Other 3
$414
$39
$(149)
$175
$(136)
$(18)
$(784)
$(1,109)
Mat'l, Excl. Commodities $(79)
Commodities (88)
Other 18
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors $589
Total Cost $(110)

Pre-tax loss improved $325M due to higher industry and favorable net pricing

Unfavorable cost performance due to high inflation and higher product cost net of efficiencies driven by all-new EcoSport

Unfavorable exchange due to Argentine peso

South America’s full year 2017 pre-tax loss improved $325 million compared to a year ago due to higher industry volume and favorable net pricing. This was partially offset by unfavorable cost performance due to the effects of high inflation and higher product costs net of efficiencies, driven by the all-new EcoSport.

Unfavorable exchange was primarily due to the weaker Argentine peso.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
FY 2017 Key Metrics

Wholesales*
(000)
1,539
1,582
3%
Revenue
(Bils)
$28.5
$29.7
4%
Market Share
(Pct)
7.7%
7.5%
0.2 ppts
Operating Margin
(Pct)
4.2%
0.8%
3.4 ppts
Pre-Tax Results
(Mils)
$1,205
$234
81%
2016
2017

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 78,000 units in 2016 and 78,000 units in 2017). Revenue does not include these sales.

In 2017, Europe delivered a full year pre-tax profit of $234 million and an operating margin of 0.8%, both down sharply from a year ago.

Wholesale volume increased by 3% and revenue was up 4% from a year ago.

Europe industry volume, at 20.9 million units, was 4% higher than a year ago.

Europe’s market share, at 7.5%, was down two-tenths of a percentage point reflecting limited product availability, primarily due to the all-new Fiesta launch ramp-up.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
FY 2017 Pre-Tax Results (Mils)

Pricing $ 625
Incentives / Other (492)
$133
$1,205
$60
Industry $ 79
Share (34)
Stocks 100
Mix 190
Other (275)
$(399)
Manufacturing, Incl. Volume Related $(267)
Engineering (81)
Spending Related (98)
Other 96
$(350)
Commodities $(267)
Warranty (245)
Freight / Other 113
$(454)
$39
$234
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors $193
Total Cost $(749)

Europe pre-tax result $971M lower due to Brexit effects, commodities, Fiesta launch and warranty

Brexit effects reflect adverse exchange, lower U.K. industry and higher pricing in the U.K.

Higher commodities mainly steel and other metals

Fiesta launch effects include lower volume, higher net pricing net of product cost increases and higher structural cost

Europe’s full year 2017 pre-tax profit was $971 million lower than a year ago driven by Brexit effects, reflecting the weaker sterling and lower U.K. industry, offset partially by favorable net pricing in the United Kingdom; higher commodities, mainly steel and other metals; Fiesta launch effects, reflecting lower volume and higher costs, both product and structural costs, offset partially by favorable net pricing; and higher warranty costs.

Although not shown, results in Russia continued to improve.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Middle East & Africa
FY 2017 Key Metrics

Wholesales
(000)
161
119
26%
2016
2017
Revenue
(Bils)
$3.6
$2.6
27%
2016
2017
Market Share
(Pct)
4.5%
3.9%
0.6 ppts
2016
2017
Operating Margin
(Pct)
(8.3)%
(10.0)%
1.7 ppts
2016
2017
Pre-Tax Results
(Mils)
$(302)
$(263)
13%
2016
2017

In 2017, Middle East & Africa generated a pre-tax loss of $263 million, an improvement of $39 million, or 13%, from a year ago.

Wholesale volume was lower than a year ago, as the sharp and sustained decline of the Middle East industries required the distributors to adjust their stock level in line with the lower industry level.

Industry volume for the region, at 3.6 million units, was down 100,000 units from 2016. Within this, the markets where we participate declined 300,000 units.

Our market share was 3.9%, down six-tenths of a percentage point due to unfavorable market mix and market performance in the Middle East.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Middle East & Africa
FY 2017 Pre-Tax Results (Mils)

Industry $ (92)
Share (80)
Stocks (139)
Mix 27
Other (83)
Mat'l, Excl. Commodities $164
Other (20)
$(302)
$(367)
$13
$144
$98
$119
$32
$(263)
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors
$(354)
Total Cost
$242

All factors improved other than volume

Exchange reflects South African rand and euro

Middle East & Africa’s full year 2017 pre-tax result improved $39 million from a year ago. All factors improved other than volume.

Favorable cost performance and exchange, reflecting the stronger South African rand and euro, offset lower volume.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific
FY 2017 Key Metrics

Wholesales* (000)
1,607
1,566
3%
Revenue (Bils)
$12.0
$14.1
17%
Market Share (Pct)
3.7%
3.4%
0.3 ppts
Operating Margin (Pct)
5.2%
4.0%
1.2 ppts
Pre-Tax Results (Mils)
$627
$561
11%
2016
2017

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 1,217,000 units in 2016 and 1,132,000 units in 2017). Revenue does not include these sales

In 2017, Asia Pacific generated a pre-tax profit of $561 million and an operating margin of 4%, both down from a year ago.

Wholesale volume was down 3% while revenue from consolidated operations was up 17%.

Asia Pacific industry volume was 44.8 million units, up 1.4 million units from 2016, including a 700,000 unit increase in China industry volume, estimated at 28.2 million units, and a 300,000 unit increase in India industry volume, estimated at 4 million units.

Our Asia Pacific market share was 3.4%, down three-tenths of a percentage point. China share decreased four-tenths of a percentage point to 4.2%, reflecting increased competitive entries, primarily in the SUV segment.

Asia Pacific achieved record full-year Lincoln sales in China, up 55% from a year ago.

Our China joint ventures contributed $916 million to pre-tax profit, reflecting our equity share of the unconsolidated JVs’ after-tax earnings. This was $523 million lower than last year. Net income margin was 10.9%, down 3.7 percentage points. The decline in margin reflects negative industry pricing in China and a higher mix of vehicles with engine displacement of 1.6 liters or lower.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific FY 2017 Pre-Tax Results (Mils)

Mat'l, Excl. Commodities $277
Other 52
$286
$627
$329
$13
$(517)
$(152)
$(25)
$561
Industry $ 40
Share -
Stocks 198
Mix 74
Other (26)
Pricing $ (32)
Incentives / Other (485)
FY 2016
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2017
Market Factors $(231)
Total Cost $342

AP PBT down $66M YoY due to China

Market factors lower reflecting lower net pricing, mainly China industry pricing, partially offset by favorable volume and mix

Improved cost performance driven by material cost reductions

Unfavorable exchange driven by Chinese RMB and Thai baht

Asia Pacific’s full year 2017 pre-tax profit was $66 million lower than a year ago due to market performance in China and unfavorable exchange.

Lower net pricing compared to a year ago reflects negative pricing trends in China.

Favorable cost performance reflects our continued focus on material cost reductions.

Unfavorable exchange was driven by the Chinese renminbi and Thai baht.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•	Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•	Securitizations (as shown on the Public Term Funding Plan chart) – Public securitizations, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Key Metrics and Receivables Reconciliation charts) – Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Financial Services Segment – Ford Credit
FY 2017 Key Metrics

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$130
$143
10%
$137
$151
10%
$1,879
$2,310
23%
739
746
7 pts
0.15%
0.14%
1 bp
0.47%
0.53%
6 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017

Strong and improved YoY PBT

Business and portfolio continue to perform well

U.S. consumer credit metrics remain healthy

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

In 2017, Ford Credit’s full year pre-tax profit was $2.3 billion. Receivables were higher with growth globally led by retail receivables.

Average placement FICO scores remained strong, and Ford Credit’s origination, servicing, and collection practices continued to be disciplined and consistent. The loss-to-receivables ratio of 53 basis points was up 6 basis points and within expectations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment – Ford Credit FY 2017 Pre-Tax Results (Mils)

$1,879
$334
$53
$(41)
$56
$(11)
$40
$2,310
Residual Losses $118
Supplemental Depreciation (62)
Non-Repeat of 2016 Pension Settlement $ 77
Operating Costs & Other (37)
2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2017

PBT improved $431M YoY reflecting favorable volume and mix, lease residual improvement and financing margin

Volume and mix up due to global receivables growth

Lease residual improvement driven by higher than expected auction values

Ford Credit’s full year 2017 pre-tax profit was $431 million higher than 2016, led primarily by receivables growth, lease residual performance, and financing margin.

The improvement in lease residual performance was driven by higher than expected auction values.

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

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

In 2017, pre-tax results for All Other were a loss of $1.1 billion, a $203 million greater loss compared with a year ago. This increase is primarily explained by higher net interest expense and Ford Smart Mobility LLC’s results.

SPECIAL ITEMS

Our pre-tax and tax special items were as follows:

Company Special Items

(Mils)	FY	
	2016	2017
<u>Pension and OPEB gain / (loss)</u>		
Year end net pension and OPEB remeasurement loss	$ (2,985)	$ (162)
Other pension remeasurement loss	(11)	-
Pension curtailment gain	-	354
<u>Separation-related actions</u>	(304)	(297)
<u>Other Items</u>		
San Luis Potosi plant cancellation	(199)	41
Japan, Indonesia market closure	(80)	-
Next-generation Focus footprint change	-	(225)
Total pre-tax special items	$ (3,579)	$ (289)
Tax special items	$ 1,121	$ 775
Memo:		
Special items impact on earnings per share*	$ (0.61)	$ 0.12

* Includes related tax effect on special items and tax special items

TAXES

Our provision for income taxes for full year 2017 was $520 million, resulting in an effective tax rate of 6.4%, both lower than 2016, reflecting benefits for foreign tax credits expected to be realized in the foreseeable future, non-U.S. restructuring, and the impact of the Tax Cuts and Jobs Act of 2017.

Our full year 2017 adjusted effective tax rate, which excludes special items, was 15.3%, reflecting the same benefits from foreign tax credits mentioned above.

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

Net income attributable to Ford for full year 2016 was $4.6 billion or $1.15 diluted earnings per share of Common and Class B Stock, a decrease of $2.8 billion or $0.69 per share compared with 2015. Full year 2016 pre-tax results of our Automotive segment, Financial Services segment, All Other, and Special Items, as well as Taxes are discussed in the following sections in “Results of Operations - 2016.”

Revenue. Company revenue for full year 2016 was $151.8 billion, $2.2 billion higher than a year ago.

Cost of sales and Selling, administrative, and other expenses for the full year 2016 were $137.2 billion, an increase of about $1.9 billion compared with 2015. The detail for the change is shown below (in billions):

Lower/(Higher)
Volume and mix, exchange, and other	$(0.1)
Contribution costs
Material excluding commodities	(0.3)
Commodities	0.9
Warranty and other	(0.4)
Structural costs	(1.5)
Special items	(0.5)
Total	$(1.9)

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

Company
FY 2016 Adjusted Pre-Tax Results* (Mils)

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

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

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
-- %
$140.6
$141.5
1%
7.3%
7.2%
0.1 ppts
6.8%
6.7%
0.1 ppts
$9,568
$9,422
2%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

FY Auto PBT and operating margin close to last year's record results

Wholesales and revenue about unchanged

Global industry up 5% due to AP, Europe and NA

Global market share lower due to NA and SA; MEA and AP improved

Shown above are the key financial metrics for our Automotive segment for full year 2016. Wholesales and revenue were about the same as 2015 with all other metrics down, consistent with our expectations for the year.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment
FY 2016 Pre-Tax Results (Mils)

$9,568
$652
$(57)
$197
$(1,455)
$(560)
$1,077
$9,422
Industry $ 517
Share (32)
Stocks (1,244)
Mix / Other 1,411
Material, Excl. Commodities $(305)
Commodities 919
Warranty (880)
Other 463
Manuf. Incl. Vol-Rel $ (97)
Engineering (631)
Spending Related (602)
Other (125)
Ratification Bonus $452
Parts & Service 236
Other 389
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2016
Market Factors $595
Total Cost $(1,258)

Lower Auto PBT driven by warranty costs, mainly recalls

Market factors favorable due to strong mix in all regions except SA

Unfavorable dealer stocks due to stock reductions in 2016 versus increases in 2015 in NA, Europe and AP

Shown above are the factors that contributed to the $146 million decline in full year 2016 Automotive segment pre-tax profit. The lower profit was more than explained by higher warranty costs, including about $600 million for the door latch recall we announced in the third quarter of 2016.

Market factors were favorable, driven by strong mix in all regions except South America. This more than offset unfavorable dealer stock changes which reflected stock reductions this year compared to increases in 2015 in North America, Europe, and Asia Pacific.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America
FY 2016 Key Metrics

Wholesales (000)
3,073
3,019
2%
Revenue (Bils)
$91.9
$92.6
1%
Market Share (Pct)
14.0%
13.9%
0.1 ppts
Operating Margin (Pct)
10.2%
9.7%
0.5 ppts
Pre-Tax Results (Mils)
$9,345
$9,001
4%
2015
2016

North America generated a full year 2016 pre-tax profit of $9 billion with an operating margin of 9.7%.

North America industry, at 21.8 million units, was up 300,000 units, reflecting increases in Mexico, the United States, and Canada. U.S. industry, at 17.9 million units, was up 100,000 units.

Our North America market share was down one-tenth of a percentage point, with U.S. share down by one-tenth of a point to 14.6%. The decrease was driven by lower retail sales, mainly cars. F-Series retail share was a partial offset, improving two-tenths from 2015.

Included in North America’s profit is about $600 million for the door latch recall we announced in the third quarter of 2016, which negatively impacted North America’s operating margin by six-tenths of a percentage point.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – North America FY 2016 Pre-Tax Results (Mils)

$9,345
$28
$(334)
$(242)
$(746)
$81
$869
$9,001
Industry $ 95
Share 51
Stocks (1,053)
Mix / Other 935
Pricing $ 2,046
Incentives / Other (2,380)
Material, Excl. Commodities $(645)
Commodities 835
Warranty (718)
Other 286
Engineering $(130)
Spending Related (455)
Other (161)
Ratification Bonus $452
Parts & Services 203
Other 214
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2016
Market Factors
$(306)
Total Cost
$(988)

Lower PBT driven by dealer stock reduction in 2016 vs stock increase in 2015, along with higher warranty costs, mainly recalls

North America’s full year pre-tax 2016 profit was $344 million lower than 2015 driven by unfavorable stock changes and higher recall costs.

The unfavorable stock changes reflect decreases in dealer stock this year compared to increases in 2015 when we were building F-150 stock after the Kansas City plant launch. It also reflects actions to align production to demand for several vehicles.

The higher product costs reflect primarily the impact of our first major refresh of the Super Duty.

The non-repeat of 2015’s one-time ratification bonus related to the UAW agreement was a partial offset.

Within the United States, average retail transaction prices were $1,300 per vehicle higher compared to 2015, more than double the industry average increase. (Average retail transaction prices are based on J.D. Power and Associates PIN data). Our incentives were up as a percent of revenue, but less than the industry average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
FY 2016 Key Metrics

Wholesales (000)
381
325
15%
Revenue (Bils)
$5.8
$4.8
17%
Market Share (Pct)
9.6%
8.8%
0.8 ppts
Operating Margin (Pct)
(14.4)%
(23.0)%
8.6 ppts
Pre-Tax Results (Mils)
$(832)
$(1,109)
33%
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

All full year 2016 key metrics were lower than 2015, reflecting the difficult external environment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – South America
FY 2016 Pre-Tax Results (Mils)

Industry $(108)
Share (122)
Stocks 102
Mix / Other (88)
Pricing $ 360
Economics (555)
Exchange (312)
Material $100
Freight 32
Structural Cost 158
$(832)
$(216)
$(507)
$290
$93
$63
$(1,109)
FY 2015
Volume / Mix
Economics / Exchange Net of Pricing
Cost Performance
Balance Sheet
Other
FY 2016

Higher loss driven by higher inflation and weaker local currencies in excess of net pricing, along with lower industry volume

Cost performance strongly favorable

South America’s full year 2016 loss was $277 million greater than in 2015. This was more than explained by the unfavorable effects of high local inflation and weaker local currencies exceeding higher net pricing and favorable cost performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
FY 2016 Key Metrics

Wholesales* (000)
1,530
1,539
1%
Revenue (Bils)
$28.2
$28.5
1%
Market Share (Pct)
7.7%
7.7%
-- ppts
Operating Margin (Pct)
0.9%
4.2%
3.3 ppts
Pre-Tax Results (Mils)
$259
$1,205
365%
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 79,000 units in 2015 and 78,000 units in 2016). 2015 includes about 5,000 Ford brand vehicles produced and sold by our previously unconsolidated affiliate in Russia. Revenue does not include these sales

Europe delivered a record full year profit of $1.2 billion and a record operating margin of 4.2% in 2016, both up sharply from 2015.

Europe industry volume, at 20.1 million units, was 5% higher than 2015.

Europe’s market share, at 7.7%, was unchanged from 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Europe
FY 2016 Pre-Tax Results (Mils)

Industry $ 257
Share (52)
Stocks (232)
Mix / Other 491
$495
$(97)
$(3)
$61
$1,205
$464
$26
Material, Excl. Commodities $342
Commodities 203
Warranty / Other (50)
$259
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2016
Market Factors
$490
Total Cost
$398

Strong improvement in PBT driven by favorable mix and cost performance

Russia also contributed to higher PBT

Europe’s full year 2016 pre-tax profit improved $946 million from 2015. This was driven by favorable mix, reflecting increasing demand for our higher trim series across all major vehicle lines, and improved cost performance, reflecting our continued focus on material cost reductions. Improved results in Russia also contributed to Europe’s favorable year-over-year profit improvement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Middle East & Africa
FY 2016 Key Metrics

Wholesales (000)
187
161
14%
Revenue (Bils)
$4.0
$3.6
9%
Market Share (Pct)
4.4%
4.5%
0.1 ppts
Operating Margin (Pct)
0.8%
(8.3)%
9.1 ppts
Pre-Tax Results (Mils)
$31
$(302)
$333
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

Middle East & Africa’s operating margin and pre-tax results in 2016 were down sharply from 2015, reflecting difficult external conditions resulting in lower volume and unfavorable exchange, primarily the South African rand.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific FY 2016 Key Metrics

Wholesales* (000)
1,464
1,607
10%
Revenue (Bils)
$10.7
$12.0
12%
Market Share (Pct)
3.6%
3.7%
0.1 ppt
Operating Margin (Pct)
7.1%
5.2%
1.9 ppts
Pre-Tax Results (Mils)
$765
$627
18%
2015
2016

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates (about 1,123,000 units in 2015 and 1,217,000 units in 2016). Revenue does not include these sales

In 2016, Asia Pacific generated its second-best full year pre-tax profit.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment – Asia Pacific
FY 2016 Pre-Tax Results (Mils)

Material, Excl. Commodities $ 231
Commodities 14
Warranty / Other (107)
$601
$(286)
$138
$765
$(468)
$106
$627
$(229)
Industry $423
Share 117
Stocks (87)
Mix / Other 148
Pricing $ 145
Incentives / Other (431)
Manufacturing, Incl. Vol-Rel. $(128)
Engineering (262)
Spending Related (78)
FY 2015
Volume / Mix
Net Pricing
Contribution Cost
Structural Cost
Exchange
Other
FY 2016
Market Factors $315
Total Cost $(330)

Lower PBT due to negative net pricing in China and adverse exchange, mainly RMB

Asia Pacific’s full year 2016 profit was $627 million, down $138 million from 2015, reflecting lower net pricing, adverse exchange effects (mainly a weaker Chinese renminbi), and unfavorable cost performance.

Lower net pricing in 2016 compared to 2015 reflected continued negative pricing trends in China.

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
$122
$130
7%
$127
$137
8%
$2,086
$1,879
10%
740
739
1 pt
0.12%
0.15%
3 bps
0.33%
0.47%
14 bps
2015
2016

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Ford Credit’s receivables in 2016 were higher than 2015, in line with expectations, and while full year pre-tax profit was lower, it remained solid at $1.9 billion. Portfolio performance remained robust, despite higher LTRs. Origination, servicing, and collection practices remained disciplined and consistent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment – Ford Credit FY 2016 Pre-Tax Results (Mils)

$2,086
$505
$(86)
$(208)
$(258)
$(84)
$(76)
$1,879
Charge-offs $(150)
Reserve (58)
Operating Cost $(100)
Pension Settlement (77)
Derivatives Market Valuation 70
Other 31
FY 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
FY 2016

Lower PBT driven by unfavorable lease residual performance and higher credit losses

Credit losses normalizing with higher charge-offs

Volume and mix driven by receivables growth

Ford Credit’s lower full year 2016 pre-tax profit is primarily explained by unfavorable lease residual performance and credit losses. Favorable volume and mix, driven by growth in consumer and non-consumer finance receivables globally and operating leases in North America, was a partial offset. Lease residual performance primarily reflects higher depreciation in North America as we expect lower auction values in the future. Credit loss performance primarily reflects higher charge-offs in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALL OTHER

Our full year 2016 All Other pre-tax results were a loss of $867 million, a $71 million higher loss compared with 2015. This increase is more than explained by higher net interest expense, offset partially by lower net losses on cash equivalents and marketable securities.

SPECIAL ITEMS

Our pre-tax and tax special items were as follows:

Company Special Items

(Mils)	FY	
	2015	2016
Pension and OPEB remeasurement gain / (loss)		
Year end net pension and OPEB remeasurement loss	$ (698)	$ (2,985)
Other pension remeasurement loss	-	(11)
Separation-related actions	-	(304)
Other Items		
Nemak IPO	150	-
San Luis Potosi plant cancellation	-	(199)
Japan, Indonesia market closure	-	(80)
Total pre-tax special items	$ (548)	$ (3,579)
Tax special items*	$ 205	$ 1,121
Memo:		
Special items impact on earnings per share	$ (0.09)	$ (0.61)

* Includes related tax effect on special items and tax special items

TAXES

Our provision for income taxes for full year 2016 was $2.2 billion, resulting in an effective tax rate of 32.2%.

Our full year 2016 adjusted effective tax rate, which excludes special items, was 31.9%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Summary

(Bils)	2016 Dec 31	2017 Dec 31
Automotive Segment		
Cash, cash equivalents and marketable securities	$ 27.5	$ 26.5
Available credit lines*	10.8	10.9
Total liquidity	$ 38.3	$ 37.4
Debt	$ 15.9	$ 15.9
Cash net of debt	11.6	10.6
Ford Credit		
Managed receivables**	$ 137	$ 151
Debt	126	138
Liquidity	27	30
Managed leverage** (to 1)	9.2	8.0
Total Company Period End Balance Sheet Underfunded Status		
U.S. pension	$ 3.8	$ 2.2
Non-U.S. pension	5.1	4.4
Total global pension	$ 8.9	$ 6.6
Total unfunded OPEB	$ 5.9	$ 6.2

Auto cash and liquidity balances strong

Ford Credit well capitalized with strong liquidity. Managed leverage at low end of target range due to U.S. tax reform effects

* Total available committed Automotive credit lines (including local lines available to foreign affiliates)

** See "Non-GAAP Financial Measure Reconciliations" for Managed Receivables GAAP reconciliation and "Liquidity Capital Resources" for Managed Leverage GAAP reconciliation

Automotive Segment

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. Based on our planning assumptions, we believe we have sufficient liquidity and capital resources to continue to invest in new products and services that customers want and value, transform and grow our business, pay our debts and obligations as and when they come due, pay a sustainable regular dividend at the current level, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include total cash, cash equivalents, and marketable securities (collectively “Automotive cash”), Automotive liquidity, which includes Automotive cash and total available committed credit lines, and cash net of debt.

At December 31, 2017, we had $26.5 billion of Automotive cash, of which about 90% was held by consolidated entities domiciled in the United States. We target to have an average ongoing Automotive cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to our target Automotive cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Automotive liquidity, which includes Automotive cash and the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At December 31, 2017, we had $37.4 billion of Automotive liquidity. Our Automotive cash and Automotive liquidity targets could be reduced over time based on improved operating performance and changes in our risk profile.

Changes in Automotive Cash. Changes in Automotive cash are summarized below:

Automotive Segment Cash Flow

(Bils)	FY 2015	FY 2016	FY 2017
Cash at end of period	$ 23.6	$ 27.5	$ 26.5
Cash at beginning of period	21.7	23.6	27.5
Change in cash	$ 1.9	$ 3.9	$ (1.0)
Automotive segment pre-tax profits	$ 9.6	$ 9.4	$ 7.3
Capital spending	(7.1)	(6.9)	(7.0)
Depreciation and tooling amortization	4.3	4.7	5.0
Changes in working capital	0.6	0.5	-
All other and timing differences	(0.1)	(1.3)	(1.4)
Automotive operating cash flow	$ 7.3	$ 6.4	$ 3.9
Separation payments	(0.6)	(0.3)	(0.3)
Transactions with other segments	0.2	(0.1)	0.2
Other, including acquisitions and divestitures	(0.6)	0.1	(0.3)
Cash flow before other actions	$ 6.3	$ 6.1	$ 3.5
Changes in debt	(0.8)	2.5	(0.4)
Funded pension contributions	(1.1)	(1.2)	(1.4)
Shareholder distributions	(2.5)	(3.5)	(2.7)
Change in cash	$ 1.9	$ 3.9	$ (1.0)

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

Automotive operating cash flow was $3.9 billion in 2017, more than explained by Automotive segment pre-tax profits. Automotive total cash outflow of $1 billion in 2017 includes $1.4 billion of funded pension contributions and $2.7 billion of shareholder distributions.

Capital spending was $7 billion in 2017 and is projected to be about $7.5 billion in 2018. Based on expected cash flows and the identification of additional opportunities for profitable growth, the ongoing amount of capital spending to support product development, growth, restructuring, and infrastructure is expected to be about $8 billion annually through 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs shortly after being produced. In addition, our inventories are lean because we build to order, not for inventory. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate significantly when wholesale volumes drop sharply. These working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods, when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Available Credit Lines. Total committed Automotive credit lines at December 31, 2017 were $12.1 billion, consisting of $10.4 billion of our corporate credit facility and $1.7 billion of local credit facilities available to non-U.S. Automotive affiliates.  At December 31, 2017, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit.  At December 31, 2017, the utilized portion of the local credit facilities was about $1.1 billion.

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

Debt. Total Automotive debt at December 31, 2017 was $15.9 billion, unchanged from December 31, 2016.

U.S. Department of Energy (“DOE”) Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. See Note 18 of the Notes to the Financial Statements for information regarding the ATVM loan.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Automotive income before income tax, adjusted for depreciation, amortization, interest expense on Automotive debt, and other adjustments. Ford Credit’s leverage is described in the Liquidity - Financial Services section of Item 7. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment

Ford Credit

Funding Overview. Ford Credit’s primary funding and liquidity objective is to be well capitalized with a strong, investment grade balance sheet and ample liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

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

Ford Credit obtains short-term unsecured funding from the sale of floating rate demand notes under its Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2017, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.5 billion. At December 31, 2017, the principal amount outstanding of Ford Credit’s unsecured commercial paper was $4.9 billion, which primarily represents issuance under its commercial paper program in the United States. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Funding Structure – Managed Receivables* (Bils)

$127
$137
$151
Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$2
$6
$50
$62
$6
$12
$11
$4
$6
$50
$66
$9
$13
$11
$5
$5
$53
$75
$9
$16
$12
YE 2015
YE 2016
YE 2017
Securitized Funding as Pct
of Managed Receivables
39%
37%
35%

Funding is diversified across platforms and markets

Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation of GAAP

Managed receivables of $151 billion as of December 31, 2017 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit expects the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The chart below shows Ford Credit’s issuances for full-year 2015, 2016, and 2017, and its planned issuances for full-year 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2015 Actual	2016 Actual	2017 Actual	2018 Forecast
Unsecured – Currency of issuance (USD Equivalent)				
USD	$ 11	$ 9	$ 10	$ 10 - 12
CAD	1	1	2	1 - 2
EUR / GBP	4	3	3	2 - 3
Other	1	1	1	1
Total unsecured	$ 17	$ 14	$ 16	$ 14 - 18
Securitizations	$ 13	$ 13	$ 15	$ 13 - 15
Total public	$ 30	$ 28	$ 32	$ 27 - 33

* See "Financial Services Segment" section for definitions
Note: Results may not sum due to rounding

In 2017, Ford Credit completed $32 billion of public term funding. For 2018, Ford Credit projects full-year public term funding in the range of $27 billion to $33 billion. Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to issue its euro-denominated debt from the United States. Through February 7, 2018, Ford Credit has completed $4.3 billion of public term issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The chart below shows Ford Credit’s liquidity sources and utilization:

Liquidity Sources* (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
Liquidity Sources			
Cash	$ 11.2	$ 10.8	$ 11.8
Committed ABS facilities	33.2	34.6	33.4
Other unsecured credit facilities	2.3	2.5	3.3
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 49.7	$ 50.9	$ 51.5
Utilization of Liquidity			
Securitization cash	$ (4.3)	$ (3.4)	$ (3.8)
Committed ABS facilities	(20.6)	(19.9)	(17.2)
Other unsecured credit facilities	(0.8)	(0.7)	(1.1)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (25.7)	$ (24.0)	$ (22.1)
Gross liquidity	$ 24.0	$ 26.9	$ 29.4
Adjustments	(0.5)	0.1	0.1
Net liquidity available for use	$ 23.5	$ 27.0	$ 29.5

* See "Financial Services Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. At December 31, 2017, Ford Credit’s liquidity available for use was $29.5 billion, $2.5 billion higher than year-end 2016.

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

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Leverage (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
Leverage Calculation			
Total debt*	$ 119.6	$ 126.5	$ 137.8
Adjustments for cash**	(11.2)	(10.8)	(11.8)
Adjustments for derivative accounting***	(0.5)	(0.3)	-
Total adjusted debt	$ 107.9	$ 115.4	$ 126.0
Equity****	$ 11.7	$ 12.8	$ 15.9
Adjustments for derivative accounting***	(0.3)	(0.3)	(0.1)
Total adjusted equity	$ 11.4	$ 12.5	$ 15.8
Financial statement leverage (to 1) (GAAP)	10.2	9.9	8.7
Managed leverage (to 1) (Non-GAAP)	9.5	9.2	8.0

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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2017, Ford Credit’s financial statement leverage was 8.7:1, and managed leverage was 8.0:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plan Contributions and Strategy. Our strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy reduces balance sheet, cash flow, and income exposures and, in turn, reduces our risk profile. We have made significant progress in implementing this strategy over the last several years. For example, we have limited liability growth by closing our funded plans to new participants and have reduced plan deficits through discretionary contributions. Going forward, we expect to:

•	Limit our pension contributions to offset ongoing service cost or meet regulatory requirements, if any;

•
Continue progressively re-balancing assets to more fixed income investments, with a target asset allocation of about 80% fixed income investments and 20% growth assets, which will provide a better matching of plan assets to the characteristics of the liabilities, thereby reducing our net exposure; and

•	Evaluate strategic actions to reduce pension liabilities, such as plan design changes, curtailments, or settlements

Pension Update

	2016	2017	2017 B / (W) 2016	
Year End Underfunded Status (Bils)				
U.S. plans	$ 3.8	$ 2.2	$ 1.6	
Non-U.S. plans	5.1	4.4	0.7	
Total underfunded status	$ 8.9	$ 6.6	$ 2.3	
Year-End Discount Rate (Weighted Average)				
U.S. plans	4.03 %	3.60 %	(0.43)	ppts
Non-U.S. plans	2.44	2.33	(0.11)	
Actual Asset Returns				
U.S. plans	8.6 %	13.4 %	4.8	ppts
Non-U.S. plans	14.0	4.5	(9.5)	
Pension Plan Contributions (Bils)				
Funded plans	$ 1.2	$ 1.4	$ (0.2)	
All plans	1.5	1.8	(0.3)	
Pension plan (expense) / income* (Bils)	$ 0.5	$ 0.6	$ 0.1	
Pension & OPEB Special items (Bils)	$ (3.0)	$ 0.2**	$ 3.2	

Underfunded status of pension plans at $6.6B

Funded status improved by $2.3B versus a year ago

Funded plans are now effectively fully funded

Expect 2018 funded pension contributions to be about $500M

* Excludes all pension-related special items, primarily remeasurement

** Reflects pension and OPEB remeasurement loss of about $0.2 billion and curtailment gain of about $0.4 billion

Worldwide, our defined benefit pension plans were underfunded by $6.6 billion at December 31, 2017, an improvement of $2.3 billion from December 31, 2016, primarily as a result of asset returns, demographics, and contributions offsetting lower discount rates. Of the $6.6 billion underfunded status at year-end 2017, $6.5 billion, or about 98%, is associated with our unfunded plans. These are “pay as you go,” with benefits paid from general Company cash. These unfunded plans primarily include certain plans in Germany, and U.S. defined benefit plans for senior management.

The U.S. weighted-average discount rate decreased 43 basis points to 3.60% at year-end 2017 from 4.03% at year-end 2016. The non-U.S. weighted average discount rate decreased 11 basis points to 2.33% at year-end 2017 from 2.44% at year-end 2016.
Asset returns in 2017 for our U.S. plans were 13.4%, reflecting fixed income gains as long-term interest rates fell. The fixed income mix in our U.S. plans at year-end 2017 was 76%, one percentage point higher than year-end 2016. Asset returns for our non-U.S. plans were 4.5%, reflecting fixed income gains offset by unfavorable exchange. The fixed income mix in our non-U.S. plans at year-end 2017 was 80%, four percentage points higher than year-end 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2017, we contributed $1.4 billion (most of which were mandatory contributions) to our global funded pension plans, an increase of $200 million compared with 2016. The contributions in 2017 included a pull-ahead of about $500 million of 2018 planned funding into the fourth quarter of 2017 to achieve a cash tax benefit. As a result of this pull-ahead, during 2018, we expect to contribute about $500 million (most of which are mandatory contributions) from Automotive cash to our global funded pension plans. We also expect to make about $350 million of benefit payments to participants in unfunded plans, for a combined total of $850 million. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. plans in 2018. After 2018, we expect contributions to our global funded plans of about $1 billion per year, limited to ongoing service cost. Our global funded plans are now fully funded in aggregate, which is an important milestone demonstrating the effectiveness of our de-risking strategy and our commitment to a strong balance sheet.

For a detailed discussion of our pension plans, see Note 17 of the Notes to the Financial Statements.

Return on Invested Capital. We analyze total company performance using a Return on Invested Capital (“ROIC”) financial metric based on an after-tax rolling five-year average, which we believe is appropriate given our industry’s product and investment cycles. The following table contains the calculation of our ROIC for the years shown:

Return On Invested Capital Calculation (Bils)

	2013	2014	2015	2016	2017
Net Operating Profit After Tax (NOPAT)					
Pre-tax profit (incl. special items)	$ 14.4	$ 1.2	$ 10.3	$ 6.8	$ 8.1
Add back: Costs related to invested capital					
Automotive interest expense	0.8	0.8	0.8	0.9	1.1
Funding-related pension and OPEB costs*	(6.1)	3.4	(0.7)	1.6	(1.8)
Less: Cash taxes	(0.5)	(0.5)	(0.6)	(0.7)	(0.6)
Net operating profit after tax	$ 8.6	$ 5.0	$ 9.8	$ 8.6	$ 6.9
Invested capital					
Equity	$ 26.2	$ 24.5	$ 28.7	$ 29.2	$ 34.9
Redeemable non-controlling interest	0.3	0.3	0.1	0.1	0.1
Automotive debt	15.7	13.8	12.8	15.9	15.9
Net pension and OPEB liability	14.9	16.2	13.9	14.7	12.8
Invested capital (end of year)	$ 57.0	$ 54.8	$ 55.5	$ 59.9	$ 63.7
Average year invested capital	$ 56.5	$ 55.7	$ 55.1	$ 57.7	$ 61.8
Annual ROIC	15.2%	8.9%	17.7%	14.9%	11.2%
Five-year average ROIC**	17.4%	16.2%	15.7%	14.6%	13.5%

* Reflects total pension & OPEB (income) / expense except service cost
** Calculated as five-year average NOPAT divided by five-year average invested capital
Note: Results may not sum due to rounding

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CREDIT RATINGS

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•DBRS Limited (“DBRS”);
•Fitch, Inc. (“Fitch”);
•Moody’s Investors Service, Inc. (“Moody’s”); and
•Standard & Poor’s Ratings Services, a division of McGraw Hill Financial (“S&P”)

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017:

•	On January 30, 2018, Moody’s revised the outlook to negative from stable for Ford and Ford Credit and affirmed their ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Stable	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	BBB	Stable	BBB	F2	Stable	BBB-
Moody’s	N/A	Baa2	Negative	Baa2	P-2	Negative	Baa3
S&P	BBB	BBB	Stable	BBB	A-2	Stable	BBB-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2018 MAJOR EXTERNAL FACTORS ASSUMPTIONS

Based on the current environment, we have assumed the following for 2018:

Major External Factors Assumptions

	2017 Est.	2018	Change
Industry Volume (Mils.)			
Global	94.9	~97	Higher
U.S.	17.5	Low 17s	Slightly Lower
Brazil	2.2	Mid 2s	Higher
Europe	20.9	Low 21s	Slightly Higher
China*	28.2	Mid 28s	Slightly Higher
Key Commodities			⬇ Unfavorable
Key Currencies			⬇ Unfavorable

For 2018, We Expect External Factors To Be Mixed

* Total industry based on data provided by the Chinese Insurance Information Technology Co. (CIITC)

We have assumed the following industry volumes:

•U.S. volume in the low-17 million unit range, including medium-heavy trucks, slightly lower than 2017;
•Brazil volume in the mid-2 million unit range, up roughly 20 percent from 2017;
•Total Europe volume in the low-21 million unit range, up slightly from 2017; and
•China volume in the mid-28 million units range, up slightly from 2017

We expect prices of most key metals to rise in 2018 and remain above the 10-year historical mean. We also expect continued headwinds from currency exchange rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION VOLUMES

Our full year 2017 production volumes and first quarter 2018 forecast production volumes for our Automotive business units are as follows:

Automotive Segment Production Volumes

(000)	FY 2017 Actual		1Q 2018 Forecast	
	Units	O / (U) 2016	Units	O / (U) 2017
North America	3,041	(65)	805	(14)
South America	344	35	86	13
Europe	1,527	24	454	6
Middle East & Africa	98	11	24	3
Asia Pacific	1,611	(47)	357	(41)
Total	6,621	(42)	1,726	(33)

Key drivers of 1Q YoY:

- AP – matching production to demand

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

2018 Company Guidance

Based on the current economic environment, our Company guidance for 2018 includes the following:

2018 Full Year Guidance

Metric	Guidance
Company Revenue	Flat To Modestly Higher Than 2017
Adjusted EPS*	$1.45 - $1.70
Company Operating Cash Flow*	Positive But Lower Than 2017

Automotive
Flat To Lower Profit

Pension Contributions
About $500M

Mobility
Higher Loss

Capital Spending
About $7.5B

Ford Credit
Strong Profit, But Lower

Adj. Effective Tax Rate*
About 15%

* See "Non-GAAP Financial Measures That Supplement GAAP Measures" section for definitions

We expect Company revenue to be about flat to up modestly as favorable Company-specific drivers more than offset slightly lower volumes in the United States.

We expect adjusted EPS in the range of $1.45 to $1.70. The low end of the range reflects the normal volatility we could see from recalls and further pressure from exchange and commodity prices. It also recognizes potential challenges in fully delivering the recovery actions we have developed and deployed to offset the adverse year-over-year impact of commodities and exchange. We also expect:

•	Automotive profit to be flat to lower than in 2017 with continued headwinds from commodities and exchange, and higher market factors driven by mix and net pricing;

•	Mobility to have a higher loss due to increased investments in autonomous vehicles and mobility-related capabilities and services; and

•	Ford Credit profit to remain strong but lower than 2017 due to adverse financing margin from interest rates and derivative revaluation.

We expect an adjusted effective tax rate in 2018 of about 15%, which is similar to 2017.

We expect to generate positive Company operating cash flow, though lower than 2017, driven by adverse working capital and unfavorable timing and other differences.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including the following factors:

•	Ford’s long-term competitiveness depends on the successful execution of fitness actions;

•	Industry sales volume, particularly in the United States, Europe, or China, could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;

•	Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Safety, emissions, fuel economy, and other regulations affecting Ford may become more stringent;

•	Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

•
Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Ford Credit could face increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations.

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

Company
Net Income Reconciliation To Adjusted Pre-Tax Profit

(Mils)	FY		
	2015	2016	2017
Net income attributable to Ford (GAAP)	$ 7,373	$ 4,596	$ 7,602
Income / (Loss) attributable to non-controlling interests	(2)	11	26
Net income	$ 7,371	$ 4,607	$ 7,628
Less: Provision for income taxes	(2,881)	(2,189)	(520)
Income before income taxes	$ 10,252	$ 6,796	$ 8,148
Less: Special items pre-tax	(548)	(3,579)	(289)
Adjusted pre-tax profit (Non-GAAP)	$ 10,800	$ 10,375	$ 8,437

Company
Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	FY		
	2015	2016	2017
Diluted After-Tax Results (Mils)			
Diluted after-tax results (GAAP)	$ 7,373	$ 4,596	$ 7,602
Less: Impact of pre-tax and tax special items	(343)	(2,458)	486
Adjusted net income – diluted (Non-GAAP)	$ 7,716	$ 7,054	$ 7,116
Basic and Diluted Shares (Mils)			
Basic shares (average shares outstanding)	3,969	3,973	3,975
Net dilutive options and unvested restricted stock units	33	26	23
Diluted shares	4,002	3,999	3,998
Earnings per share – diluted (GAAP)	$ 1.84	$ 1.15	$ 1.90
Less: Net impact of adjustments	(0.09)	(0.61)	0.12
Adjusted earnings per share – diluted (Non-GAAP)	$ 1.93	$ 1.76	$ 1.78

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company
Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	FY		
	2015	2016	2017
Pre-Tax Results (Mils)			
Income before income taxes (GAAP)	$ 10,252	$ 6,796	$ 8,148
Less: Impact of special items	(548)	(3,579)	(289)
Adjusted pre-tax profit (Non-GAAP)	$ 10,800	$ 10,375	$ 8,437
Taxes (Mils)			
Provision for income taxes (GAAP)	$ (2,881)	$ (2,189)	$ (520)
Less: Impact of special items	205	1,121	775
Adjusted provision for income taxes (Non-GAAP)	$ (3,086)	$ (3,310)	$ (1,295)
Tax Rate (Pct)			
Effective tax rate (GAAP)	28.1%	32.2%	6.4%
Adjusted effective tax rate (Non-GAAP)	28.6%	31.9%	15.3%

Financial Services Segment – Ford Credit Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
Financial Services finance receivables, net (GAAP)*	$ 90.7	$ 96.2	$ 108.4
Net investment in operating leases (GAAP)*	25.1	27.2	26.7
Consolidating adjustments**	6.1	6.8	7.6
Ford Credit total net receivables	$ 121.9	$ 130.2	$ 142.7
Unearned interest supplements and residual support	4.5	5.3	6.1
Allowance for credit losses	0.4	0.5	0.7
Other, primarily accumulated supplemental depreciation	0.4	0.9	1.0
Total managed receivables (Non-GAAP)	$ 127.2	$ 136.9	$ 150.5

** Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated Balance Sheet. Also includes eliminations of intersegment transactions

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2017 SUPPLEMENTAL FINANCIAL INFORMATION

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

Selected Income Statement Information. The following table provides supplemental income statement information by segment (in millions):

	For the year ended December 31, 2017
	Automotive	Financial Services	All Other, Special Items, & Adjustments	Consolidated
Total revenues	$145,653	$11,113	$10	$156,776
Total costs and expenses	142,268	9,104	591	151,963
Interest expense on Automotive debt	—	—	1,133	1,133
Other income/(loss), net	2,705	207	355	3,267
Equity in net income of affiliated companies	1,169	32	—	1,201
Income/(loss) before income taxes	7,259	2,248	(1,359)	8,148
Provision for/(Benefit from) income taxes	2,365	(696)	(1,149)	520
Net income/(Loss)	4,894	2,944	(210)	7,628
Less: Income/(Loss) attributable to noncontrolling interests	26	—	—	26
Net income/(Loss) attributable to Ford Motor Company	$4,868	$2,944	$(210)	$7,602

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information by segment (in millions):

	December 31, 2017
Assets	Automotive	Financial Services	All Other & Adjustments	Consolidated
Cash and cash equivalents	$8,930	$9,558	$4	$18,492
Marketable securities	17,554	2,881	—	20,435
Financial Services finance receivables, net	—	52,210	—	52,210
Trade and other receivables, less allowances	4,049	6,548	2	10,599
Inventories	10,277	—	—	10,277
Other assets	2,631	1,258	—	3,889
Receivable from other segments	57	1,948	(2,005)	—
Total current assets	43,498	74,403	(1,999)	115,902

Financial Services finance receivables, net	—	56,182	—	56,182
Net investment in operating leases	1,574	26,661	—	28,235
Net property	35,133	177	17	35,327
Equity in net assets of affiliated companies	2,984	101	—	3,085
Deferred income taxes	13,367	247	(2,641)	10,973
Other assets	6,329	1,702	73	8,104
Receivable from other segments	—	865	(865)	—
Total assets	$102,885	$160,338	$(5,415)	$257,808

Liabilities
Payables	$22,115	$1,162	$5	$23,282
Other liabilities and deferred revenue	18,278	1,403	16	19,697
Automotive debt payable within one year	3,356	—	—	3,356
Financial Services debt payable within one year	—	48,265	—	48,265
Payable to other segments	1,945	—	(1,945)	—
Total current liabilities	45,694	50,830	(1,924)	94,600

Other liabilities and deferred revenue	23,602	1,107	2	24,711
Automotive long-term debt	12,575	—	—	12,575
Financial Services long-term debt	—	90,091	—	90,091
Deferred income taxes	155	3,301	(2,641)	815
Payable to other segments	853	—	(853)	—
Total liabilities	$82,879	$145,329	$(5,416)	$222,792

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information by segment (in millions):

	For the year ended December 31, 2017
Cash flows from operating activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Net income	$4,894	$2,944	$(210)	$7,628
Depreciation and tooling amortization	4,963	4,159	—	9,122
Other amortization	134	(803)	—	(669)
Provision for credit and insurance losses	6	711	—	717
Pension and OPEB expense/(income)	(608)	—	—	(608)
Equity investment (earnings)/losses in excess of dividends received	271	(31)	—	240
Foreign currency adjustments	(395)	(8)	—	(403)
Net (gain)/loss on changes in investments in affiliates	(7)	—	—	(7)
Stock compensation	233	10	3	246
Net change in wholesale and other receivables	—	(836)	—	(836)
Provision for deferred income taxes	651	(883)	—	(232)
Decrease/(Increase) in intersegment receivables/payables	7	(28)	21	—
Decrease/(Increase) in accounts receivable and other assets	(1,824)	(470)	(3)	(2,297)
Decrease/(Increase) in inventory	(959)	—	—	(959)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,777	301	11	6,089
Other	307	(346)	104	65
Interest supplements and residual value support to Financial Services	(4,524)	4,524	—	—
Net cash provided by/(used in) operating activities	8,926	$9,244	$(74)	$18,096

Reconciling Adjustments to Automotive Segment Operating Cash Flows*
Automotive capital spending	(7,001)
Settlements of derivatives	217
Funded pension contributions	1,434
Separation payments	281
Other	51
Automotive Segment Operating Cash Flows	$3,908
_________

*
We measure and evaluate our Automotive segment operating cash flow on a different basis than Net cash provided by/(used in) operating activities in our consolidated statement of cash flows. Automotive segment operating cash flow includes additional elements management considers to be related to our Automotive operating activities, primarily capital spending and non-designated derivatives, and excludes outflows for funded pension contributions, separation payments, and other items that are considered operating cash flows under U.S. GAAP. The table above quantifies the reconciling adjustments to Net cash provided by/(used in) operating activities for the period ended December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	For the year ended December 31, 2017
Cash flows from investing activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Capital spending	$(7,001)	$(45)	$(3)	$(7,049)
Acquisitions of finance receivables and operating leases	—	(59,354)	—	(59,354)
Collections of finance receivables and operating leases	—	44,641	—	44,641
Purchases of equity and debt securities	(21,665)	(5,898)	(4)	(27,567)
Sales and maturities of equity and debt securities	23,582	6,316	—	29,898
Settlements of derivatives	217	(117)	—	100
Other	(71)	17	(7)	(61)
Investing activity (to)/from other segments	231	—	(231)	—
Net cash provided by/(used in) investing activities	$(4,707)	$(14,440)	$(245)	$(19,392)

Cash flows from financing activities	Automotive	Financial Services	All Other & Adjustments	Consolidated
Cash dividends	$(2,584)	$—	$—	$(2,584)
Purchases of common stock	(131)	—	—	(131)
Net changes in short-term debt	69	1,160	—	1,229
Proceeds from issuance of other debt	807	44,994	—	45,801
Principal payments on other debt	(1,398)	(39,372)	—	(40,770)
Other	(46)	(105)	—	(151)
Financing activity to/(from) other segments	—	(315)	315	—
Net cash provided by/(used in) financing activities	$(3,283)	$6,362	$315	$3,394

Effect of exchange rate changes on cash and cash equivalents	$174	$315	$—	$489

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

Warranty and Field Service Actions

Nature of Estimates Required. We provide warranties on the products we sell. Separately, we also periodically perform field service actions related to safety recalls, emission recalls, and other product campaigns. Pursuant to these warranties and field service actions, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship.  We accrue the estimated cost of both basic warranty coverages and field service actions at the time of sale.

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

Due to the uncertainty and potential volatility of these factors, changes in our assumptions could materially affect our financial condition and results of operations. See Note 23 of the Notes to the Financial Statements for information regarding warranty and product recall related costs.

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

See Note 17 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2017 weighted average discount rate was 3.60% for U.S. plans and 2.33% for non-U.S. plans, reflecting decreases of 43 and 11 basis points, respectively, compared with year-end 2016. In 2017, the U.S. actual return on assets was 13.4%, which was higher than the expected long-term rate of return of 6.75%. Non-U.S. actual return on assets was 4.5%, which was lower than the expected long-term rate of return of 5.19%. In total, these differences, in addition to demographic and other updates, resulted in a net gain of $131 million which has been recognized within net periodic benefit cost and reported as a special item.

For 2018, the expected long-term rate of return on assets is 6.75% for U.S. plans, unchanged from 2017, and 4.51% for non-U.S. plans, down about 70 basis points compared with a year ago, primarily reflecting an increased allocation to fixed income assets and a lower consensus on capital market return expectations from advisors.

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

Sensitivity Analysis. The December 31, 2017 pension funded status and 2018 expense are affected by year-end 2017 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors which generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our obligations and fixed income assets. The table below estimates the impact on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis	Increase/(Decrease) in
	Point	December 31, 2017 Funded Status
Factor	Change	U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps.	$5,000/$(6,200)	$5,000/$(6,500)
Interest rate - fixed income assets	+/- 100	(4,800)/5,900	(3,400)/4,400
Net impact on funded status		$200/$(300)	$1,600/$(2,100)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest rates and the expected long-term rate of return on assets have the largest impact on pension expense. These assumptions are generally set at each year-end for expense recorded throughout the following year. The table below estimates the impact on pension expense of a higher/lower assumption for these factors (in millions):

	Basis	Increase/(Decrease) in
	Point	2018 Expense
Factor	Change	U.S. Plans	Non-U.S. Plans
Interest rate - service cost and interest cost	+/- 25 bps.	$40/$(40)	$10/$(10)
Expected long-term rate of return on assets	+/- 25	(110)/110	(70)/70

The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to an increase in discount rates assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for worldwide OPEB plans at December 31, 2016 was 4%, compared with 3.61% at December 31, 2017, resulting in a worldwide loss of about $293 million which has been recognized within net periodic benefit cost and reported as a special item.

Sensitivity Analysis. Discount rates and interest rates have the largest impact on our OPEB obligation and expense. The table below estimates the impact on 2018 OPEB expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis	(Increase)/Decrease 2017 YE Obligation	Increase/(Decrease) 2018 Expense
Point
Factor	Change
Discount rate - obligation	+/- 100 bps.	$700/$(900)	N/A
Interest rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

We presently believe that a valuation allowance of $1.5 billion is required, primarily related to deferred tax assets in various non-U.S. operations. We believe that we ultimately will recover the remaining $10.2 billion of deferred tax assets. We have assessed recoverability of these assets and concluded that no valuation allowance is required.

For additional information regarding income taxes, see Note 7 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Credit Losses

The allowance for credit losses represents Ford Credit’s estimate of the probable credit loss inherent in finance receivables and operating leases as of the balance sheet date. The adequacy of Ford Credit’s allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. See Note 11 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to- receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables or average net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln retail financing and operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Frequency - repossession ratio	+/- 10 bps	$41/$(41)
Loss severity per unit	+/- 100	5/(5)

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

See Note 13 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+/- 100 bps	$(123)/$123
Return volumes	+/- 100	23/(23)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018 (b)
2017-12	Derivatives and Hedging	January 1, 2019 (b)
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b) (c)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 3 of the Notes to the Financial Statements.

(c)
The FASB has issued the following update to the Leases standard: Accounting Standard Update (“ASU”) 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt the new leases guidance effective January 1, 2019.

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

The table below summarizes our contractual obligations as of December 31, 2017 (in millions):

	Payments Due by Period
	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Non-Financial Services
On-balance sheet
Long-term debt (a)	$1,946	$2,216	$1,383	$9,208	$14,753
Interest payments relating to long-term debt	748	1,209	1,108	7,779	10,844
Capital leases (b)	48	109	19	12	188
Pension funding (c)	243	352	349	—	944
Off-balance sheet
Purchase obligations	1,538	1,595	801	459	4,393
Operating leases	330	485	229	331	1,375
Total Non-Financial Services	4,853	5,966	3,889	17,789	32,497

Financial Services
On-balance sheet
Long-term debt (a)	31,115	53,679	26,259	10,405	121,458
Interest payments relating to long-term debt	2,859	3,783	1,647	1,057	9,346
Off-balance sheet
Purchase obligations	4	18	—	—	22
Operating leases	7	11	7	6	31
Total Financial Services	33,985	57,491	27,913	11,468	130,857
Total Company	$38,838	$63,457	$31,802	$29,257	$163,354
__________

(a)	Excludes unamortized debt discounts/premiums, debt issuance costs, and fair value adjustments.

(b)	Includes interest payments of $17 million.

(c)
Amounts represent our estimate of contractually obligated deficit contributions to U.K. and Ford-Werke plans. See Note 17 for further information regarding our expected 2018 pension contributions and funded status.

The amount of unrecognized tax benefits for 2017 of $2.1 billion (see Note 7 of the Notes to the Financial Statements for additional discussion) is excluded from the table above. Final settlement of a significant portion of these obligations will require bilateral tax agreements among us and various countries, the timing of which cannot reasonably be estimated.

For additional information regarding operating lease obligations, pension and OPEB obligations, and long-term debt, see Notes 13, 17, and 18, respectively, of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

These risks affect our Automotive and Financial Services segments differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and the committee includes our Treasurer, our Corporate Controller, and other members of senior management.

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

In accordance with our corporate risk management policies, we use derivative instruments, when available, such as forward contracts, swaps, and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). We do not use derivative contracts for trading, market-making, or speculative purposes. In certain instances, we forgo hedge accounting, and in certain other instances, our derivatives do not qualify for hedge accounting. Either situation results in unrealized gains and losses that are recognized in income. For additional information on our derivatives, see Note 19 of the Notes to the Financial Statements.

The market and counterparty risks of our Automotive segment and Ford Credit are discussed and quantified below.

AUTOMOTIVE MARKET RISK

Our Automotive segment frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in foreign operations. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in the production of our vehicles and changes in interest rates.

Foreign currency risk, commodity risk, and interest rate risk are measured and quantified using a model to evaluate the sensitivity of market value to instantaneous, parallel shifts in rates and/or prices.

Foreign Currency Risk. Foreign currency risk is the possibility that our financial results could be worse than planned because of changes in currency exchange rates. Accordingly, our normal practice is to use derivative instruments, when available, to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, and firm commitments denominated in foreign currencies. In our hedging actions, we use derivative instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts).

The net fair value of foreign exchange forward contracts (including adjustments for credit risk), as of December 31, 2016, was an asset of $528 million compared with a liability of $22 million as of December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

have been $2.7 billion at December 31, 2016, compared with $2.8 billion at December 31, 2017. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 19 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

Commodity Price Risk. Commodity price risk is the possibility that our financial results could be worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). Accordingly, our normal practice is to use derivative instruments, when available, to hedge the price risk with respect to forecasted purchases of those commodities that we can economically hedge (primarily base metals and precious metals). In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts). The extent to which we hedge is also impacted by our ability to achieve designated hedge accounting.

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2016 was an asset of $5 million compared with an asset of $33 million as of December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $54 million at December 31, 2016, compared with $69 million at December 31, 2017.

In addition, our purchasing organization (with guidance from the GRMC, as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the loss we could incur in our Automotive segment investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2016, we had $27.5 billion in our Automotive segment investment portfolios, compared to $26.5 billion at December 31, 2017. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing our Automotive cash, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by about $243 million, as calculated as of December 31, 2016. This compares to $270 million, as calculated as of December 31, 2017. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance, which is calculated from counterparty credit ratings and market-based credit default (“CDS”) spreads. The exposure limits are lower for smaller and lower-rated counterparties, counterparties that have relatively higher CDS spreads, and for longer dated exposures. Our exposures are monitored on a regular basis and included in periodic reports to our Treasurer.

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for minimum counterparty long-term ratings.

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

Pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2016	2017
One percentage point instantaneous increase in interest rates	$21	$14
One percentage point instantaneous decrease in interest rates (a)	(21)	(14)
_____

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2017, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2016 was an asset of $743 million, compared to an asset of $625 million at December 31, 2017.

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

Selected quarterly financial data for 2016 and 2017 are provided in Note 25 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Beneficial Stock Ownership” in our Proxy Statement.  The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.  The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement.  The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance – Board Committee Functions,” “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation,” and “Proposal 1 – Election of Directors” in our Proxy Statement.  The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement.  The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics” in our Proxy Statement.  In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address.  Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation in 2017,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2017,” “Outstanding Equity Awards at 2017 Fiscal Year-End,” “Option Exercises and Stock Vested in 2017,” “Pension Benefits in 2017,” “Nonqualified Deferred Compensation in 2017,” and “Potential Payments Upon Termination or Change in Control.”

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

ITEM 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements – Ford Motor Company and Subsidiaries

The following are contained in this 2017 Form 10-K Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Income Statement for the years ended December 31, 2015, 2016, and 2017.

•	Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2016, and 2017.

•	Consolidated Balance Sheet at December 31, 2016 and 2017.

•	Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2016, and 2017.

•	Consolidated Statement of Equity for the years ended December 31, 2015, 2016, and 2017.

•	Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page FS-1 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description
Schedule II	Valuation and Qualifying Accounts

Schedule II is filed as part of this Report and is set forth on page FSS-1 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*
Exhibit 3-A-1	Certificate of Designation of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 3-B	By-laws.	Filed as Exhibit 3.2 to our Form 8-A/A filed on September 11, 2015.*
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009.*
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012.*
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 11, 2015.*
Exhibit 10-A	Executive Separation Allowance Plan, as amended and restated effective as of January 1, 2018**	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed February 7, 2018.*
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors**	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-D	Benefit Equalization Plan, as amended and restated effective as of January 1, 2018.**	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed February 7, 2018.*
Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Designation	Description	Method of Filing
Exhibit 10-F	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2018.**	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed February 7, 2018.*
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2017.**	Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
Exhibit 10-G	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012.**	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013.**	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-G-3	Amendment to Description of Director Compensation as of January 1, 2017.**	Filed as Exhibit 10-G-3 to our Annual Report on Form 10-K for the year ended December 31, 2016.*
Exhibit 10-H	2008 Long-Term Incentive Plan.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance.**	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-L	Description of Compensation Arrangements for Mark Fields.**	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-L-1	Executive Separation Waiver and Release Agreement between Ford Motor Company and Mark Fields dated May 21, 2017.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*
Exhibit 10-M	Select Retirement Plan, as amended and restated effective as of January 1, 2018.**	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2018.*
Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 31, 2010.**	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-N-1	Suspension of Open Enrollment in Deferred Compensation Plan.**	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009.*
Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of March 1, 2008.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*
Exhibit 10-O-1	Amendment to the Ford Motor Company Annual Incentive Compensation Plan (effective as of December 31, 2008).**	Filed as Exhibit 10-N-1 to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-O-2	Annual Incentive Compensation Plan, as amended and restated effective as of March 1, 2018.**	Filed with this Report.
Exhibit 10-O-3	Annual Incentive Compensation Plan Metrics for 2016.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-O-4	Annual Incentive Compensation Plan Metrics for 2017.**	Filed as Exhibit 10-O-4 to our Annual Report on Form 10-K for the year ended December 31, 2016.*
Exhibit 10-O-5	Performance-Based Restricted Stock Unit Metrics for 2013.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-O-6	Performance-Based Restricted Stock Unit Metrics for 2014.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2013.*
Exhibit 10-O-7	Performance-Based Restricted Stock Unit Metrics for 2015.**	Filed as Exhibit 10-O-11 to our Annual Report on Form 10-K for the year ended December 31, 2014.*
Exhibit 10-O-8	Performance-Based Restricted Stock Unit Metrics for 2016.**	Filed as Exhibit 10-O-9 to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-O-9	Performance-Based Restricted Stock Unit Metrics for 2017.**	Filed as Exhibit 10-O-10 to our Annual Report on Form 10-K for the year ended December 31, 2016.*
Exhibit 10-O-10	Executive Compensation Recoupment Policy.**	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-O-11	Incremental Bonus Description.**	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010.*
Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*
Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*
Exhibit 10-P-2	Form of Stock Option Terms and Conditions for Long-Term Incentive Plan.**	Filed with this Report.

Designation	Description	Method of Filing
Exhibit 10-P-3	Form of Stock Option Agreement for Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-4	Form of Stock Option Agreement (ISO) for Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-5	Form of Stock Option Agreement (U.K. NQO) for Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-6	Form of Stock Option (U.K.) Terms and Conditions for Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-7	Form of Restricted Stock Grant Letter.**	Filed with this Report.
Exhibit 10-P-8	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units.**	Filed with this Report.
Exhibit 10-P-9	Form of Annual Equity Grant Letter V.1.**	Filed with this Report.
Exhibit 10-P-10	Form of Annual Equity Grant Letter V.2.**	Filed with this Report.
Exhibit 10-P-11	Long-Term Incentive Plan Restricted Stock Unit Agreement.**	Filed with this Report.
Exhibit 10-P-12	Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions.**	Filed with this Report.
Exhibit 10-P-13	Form of Final Award Agreement for Performance-Based Restricted Stock Units under Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-14	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under Long-Term Incentive Plan.**	Filed with this Report.
Exhibit 10-P-15	Form of Notification Letter for Time-Based Restricted Stock Units.**	Filed with this Report.
Exhibit 10-Q	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*
Exhibit 10-Q-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*
Exhibit 10-Q-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011.*
Exhibit 10-R	Amended and Restated Relationship Agreement dated April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed May 1, 2015.*
Exhibit 10-S	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*
Exhibit 10-T	Arrangement between Ford Motor Company and William C. Ford, Jr., dated February 24, 2009.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2008.*
Exhibit 10-U	2015 Incentive Compensation Grants - Exclusion of Pension & OPEB Accounting Change.**	Filed as Exhibit 10-U to our Annual Report on Form 10-K for the year ended December 31, 2015.*
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K for the year ended December 31, 2006.*
Exhibit 10-W	Accession Agreement between Ford Motor Company and James D. Farley, Jr. as of October 9, 2007.**	Filed as Exhibit 10-W to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-W-1	Form of James D. Farley, Jr. Agreement Amendment, effective as of October 12, 2008.**	Filed as Exhibit 10-W-1 to our Annual Report on Form 10-K for the year ended December 31, 2012.*
Exhibit 10-X	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009.*
Exhibit 10-X-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012.*
Exhibit 10-X-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*
Exhibit 10-X-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*
Exhibit 10-X-4
Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.
Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015.*

Designation	Description	Method of Filing
Exhibit 10-X-5
Twelfth Amendment dated as of April 29, 2016 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.
Filed as Exhibit 10 to our Current Report on Form 8-K filed April 29, 2016.*
Exhibit 10-X-6
Thirteenth Amendment dated as of April 28, 2017 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.
Filed as Exhibit 10 to our Current Report on Form 8-K filed April 28, 2017.*
Exhibit 10-Y	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 10-Z	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009.*
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2018.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	***
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

FORD MOTOR COMPANY

By:	/s/ John T. Lawler
John T. Lawler, Vice President and Controller
(principal accounting officer)

Date:	February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Chair of the Finance Committee	February 8, 2018
William Clay Ford, Jr.

JAMES P. HACKETT*	Director, President and Chief Executive Officer	February 8, 2018
James P. Hackett	(principal executive officer)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	February 8, 2018
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	February 8, 2018
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director and Chair of the Compensation Committee	February 8, 2018
Anthony F. Earley, Jr.

EDSEL B. FORD II*	Director	February 8, 2018
Edsel B. Ford II

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability and Innovation Committee	February 8, 2018
William W. Helman IV

WILLIAM E. KENNARD*	Director and Chair of the Nominating and Governance Committee	February 8, 2018
William E. Kennard

JOHN C. LECHLEITER*	Director	February 8, 2018
John C. Lechleiter

ELLEN R. MARRAM*	Director	February 8, 2018
Ellen R. Marram

JOHN L. THORNTON*	Director	February 8, 2018
John L. Thornton

Signature	Title	Date

JOHN B. VEIHMEYER*	Director	February 8, 2018
John B. Veihmeyer

LYNN M. VOJVODICH*	Director	February 8, 2018
Lynn M. Vojvodich

JOHN S. WEINBERG*	Director	February 8, 2018
John S. Weinberg

BOB SHANKS*	Executive Vice President and Chief Financial Officer	February 8, 2018
Bob Shanks	(principal financial officer)

JOHN T. LAWLER*	Vice President and Controller	February 8, 2018
John T. Lawler	(principal accounting officer)

*By: /s/ JONATHAN E. OSGOOD		February 8, 2018
Jonathan E. Osgood
Attorney-in-Fact

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Company and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 8, 2018

We have served as the Company’s auditor since 1946.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the years ended December 31,
	2015	2016	2017
Revenues
Automotive	$140,566	$141,546	$145,653
Financial Services	8,992	10,253	11,113
Other	—	1	10
Total revenues (Note 4)	149,558	151,800	156,776

Costs and expenses
Cost of sales	124,446	126,183	131,332
Selling, administrative, and other expenses	10,763	10,972	11,527
Financial Services interest, operating, and other expenses	7,368	8,904	9,104
Total costs and expenses	142,577	146,059	151,963

Interest expense on Automotive debt	773	894	1,133

Non-Financial Services other income/(loss), net (Note 5)	1,854	(269)	3,060
Financial Services other income/(loss), net (Note 5)	372	438	207
Equity in net income of affiliated companies	1,818	1,780	1,201
Income before income taxes	10,252	6,796	8,148
Provision for/(Benefit from) income taxes (Note 7)	2,881	2,189	520
Net income	7,371	4,607	7,628
Less: Income/(Loss) attributable to noncontrolling interests	(2)	11	26
Net income attributable to Ford Motor Company	$7,373	$4,596	$7,602

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 8)
Basic income	$1.86	$1.16	$1.91
Diluted income	1.84	1.15	1.90

Cash dividends declared	0.60	0.85	0.65

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2015	2016	2017
Net income	$7,371	$4,607	$7,628
Other comprehensive income/(loss), net of tax (Note 21)
Foreign currency translation	(1,132)	(1,024)	314
Marketable securities	(6)	(8)	(34)
Derivative instruments	227	219	(265)
Pension and other postretirement benefits	(81)	56	37
Total other comprehensive income/(loss), net of tax	(992)	(757)	52
Comprehensive income	6,379	3,850	7,680
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	10	24
Comprehensive income attributable to Ford Motor Company	$6,381	$3,840	$7,656

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	December 31, 2017
ASSETS
Cash and cash equivalents (Note 9)	$15,905	$18,492
Marketable securities (Note 9)	22,922	20,435
Financial Services finance receivables, net (Note 10)	46,266	52,210
Trade and other receivables, less allowances of $392 and $412	11,102	10,599
Inventories (Note 12)	8,898	10,277
Other assets	3,368	3,889
Total current assets	108,461	115,902

Financial Services finance receivables, net (Note 10)	49,924	56,182
Net investment in operating leases (Note 13)	28,829	28,235
Net property (Note 14)	32,072	35,327
Equity in net assets of affiliated companies (Note 15)	3,304	3,085
Deferred income taxes (Note 7)	9,705	10,973
Other assets	5,656	8,104
Total assets	$237,951	$257,808

LIABILITIES
Payables	$21,296	$23,282
Other liabilities and deferred revenue (Note 16)	19,316	19,697
Automotive debt payable within one year (Note 18)	2,685	3,356
Financial Services debt payable within one year (Note 18)	46,984	48,265
Total current liabilities	90,281	94,600

Other liabilities and deferred revenue (Note 16)	24,395	24,711
Automotive long-term debt (Note 18)	13,222	12,575
Financial Services long-term debt (Note 18)	80,079	90,091
Deferred income taxes (Note 7)	691	815
Total liabilities	208,668	222,792

Redeemable noncontrolling interest (Note 20)	96	98

EQUITY
Common Stock, par value $.01 per share (3,987 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,630	21,843
Retained earnings	15,634	21,218
Accumulated other comprehensive income/(loss) (Note 21)	(7,013)	(6,959)
Treasury stock	(1,122)	(1,253)
Total equity attributable to Ford Motor Company	29,170	34,890
Equity attributable to noncontrolling interests	17	28
Total equity	29,187	34,918
Total liabilities and equity	$237,951	$257,808

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Note 22 for additional information on our VIEs.

	December 31, 2016	December 31, 2017
ASSETS
Cash and cash equivalents	$3,047	$3,479
Financial Services finance receivables, net	50,857	56,250
Net investment in operating leases	11,761	11,503
Other assets	25	64
LIABILITIES
Other liabilities and deferred revenue	$5	$2
Debt	43,730	46,437
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2015	2016	2017
Cash flows from operating activities
Net income	$7,371	$4,607	$7,628
Depreciation and tooling amortization	7,993	9,023	9,122
Other amortization	(27)	(306)	(669)
Provision for credit and insurance losses	418	672	717
Pension and other postretirement employee benefits (“OPEB”) expense/(income)	512	2,667	(608)
Equity investment (earnings)/losses in excess of dividends received	(333)	(178)	240
Foreign currency adjustments	710	283	(403)
Net (gain)/loss on changes in investments in affiliates	(42)	(139)	(7)
Stock compensation	199	210	246
Net change in wholesale and other receivables	(5,090)	(1,449)	(836)
Provision for deferred income taxes	2,120	1,478	(232)
Decrease/(Increase) in accounts receivable and other assets	(3,563)	(2,855)	(2,297)
Decrease/(Increase) in inventory	(1,155)	(815)	(959)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,758	6,595	6,089
Other	(645)	57	65
Net cash provided by/(used in) operating activities	16,226	19,850	18,096

Cash flows from investing activities
Capital spending	(7,196)	(6,992)	(7,049)
Acquisitions of finance receivables and operating leases	(57,217)	(56,007)	(59,354)
Collections of finance receivables and operating leases	38,130	38,834	44,641
Purchases of equity and debt securities	(41,279)	(31,428)	(27,567)
Sales and maturities of equity and debt securities	40,766	29,354	29,898
Settlements of derivatives	134	825	100
Other	500	62	(61)
Net cash provided by/(used in) investing activities	(26,162)	(25,352)	(19,392)

Cash flows from financing activities
Cash dividends	(2,380)	(3,376)	(2,584)
Purchases of common stock	(129)	(145)	(131)
Net changes in short-term debt	1,646	3,864	1,229
Proceeds from issuance of other debt	48,860	45,961	45,801
Principal payments on other debt	(33,358)	(38,797)	(40,770)
Other	(373)	(107)	(151)
Net cash provided by/(used in) financing activities	14,266	7,400	3,394
Effect of exchange rate changes on cash and cash equivalents	(815)	(265)	489
Net increase/(decrease) in cash and cash equivalents	$3,515	$1,633	$2,587

Cash and cash equivalents at January 1	$10,757	$14,272	$15,905
Net increase/(decrease) in cash and cash equivalents	3,515	1,633	2,587
Cash and cash equivalents at December 31	$14,272	$15,905	$18,492

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 21)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2014	$40	$21,089	$9,422	$(5,265)	$(848)	$24,438	$27	$24,465
Net income	—	—	7,373	—	—	7,373	(2)	7,371
Other comprehensive income/(loss), net of tax	—	—	—	(992)	—	(992)	—	(992)
Common stock issued (including share-based compensation impacts)	1	332	—	—	—	333	—	333
Treasury stock/other	—	—	(1)	—	(129)	(130)	(4)	(134)
Cash dividends declared	—	—	(2,380)	—	—	(2,380)	(6)	(2,386)
Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657

Balance at December 31, 2015	$41	$21,421	$14,414	$(6,257)	$(977)	$28,642	$15	$28,657
Net income	—	—	4,596	—	—	4,596	11	4,607
Other comprehensive income/(loss), net of tax	—	—	—	(756)	—	(756)	(1)	(757)
Common stock issued (including share-based compensation impacts)	—	209	—	—	—	209	—	209
Treasury stock/other	—	—	—	—	(145)	(145)	(3)	(148)
Cash dividends declared	—	—	(3,376)	—	—	(3,376)	(5)	(3,381)
Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187

Balance at December 31, 2016	$41	$21,630	$15,634	$(7,013)	$(1,122)	$29,170	$17	$29,187
Adoption of accounting standards (Note 3)	—	6	566	—	—	572	—	572
Net income	—	—	7,602	—	—	7,602	26	7,628
Other comprehensive income/(loss), net of tax	—	—	—	54	—	54	(2)	52
Common stock issued (including share-based compensation impacts)	—	207	—	—	—	207	—	207
Treasury stock/other	—	—	—	—	(131)	(131)	(2)	(133)
Cash dividends declared	—	—	(2,584)	—	—	(2,584)	(11)	(2,595)
Balance at December 31, 2017	$41	$21,843	$21,218	$(6,959)	$(1,253)	$34,890	$28	$34,918

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us,” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. We also make reference to Ford Motor Credit Company LLC, herein referenced to as Ford Credit. Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Certain Transactions Between Automotive Segment, Financial Services Segment, and All Other

Intersegment transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each segment at December 31 was as follows (in billions):

	2016			2017
	Automotive	Financial Services	All Other	Automotive	Financial Services	All Other
Trade and other receivables (a)		$6.1			$5.8
Unearned interest supplements and residual support (b)		(5.3)			(6.1)
Finance receivables and other (c) (d)		0.7			1.9
Net investment in operating leases (d)		0.9			—
Intersegment receivables/(payables)	$(1.7)	1.7	$—	$(2.7)	2.8	$(0.1)
__________

(a)	Automotive receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.

(b)	Automotive segment pays amounts to Ford Credit at the point of retail financing or lease origination which represent interest supplements and residual support.

(c)	Primarily receivables with entities that are consolidated subsidiaries of Ford.

(d)
Sale-leaseback agreement between Automotive and Financial Services relating primarily to vehicles that we lease to our employees. Effective January 1, 2017, the financing Ford Credit provides under this agreement is reflected on our balance sheet in Finance receivables, net. Previously, these amounts were reflected in Net investment in operating leases. At December 31, 2017, these amounts are reflected in Finance Receivables and other described above.

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

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different than a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process and the results of our foreign currency hedging activities are reported in Cost of sales and Financial Services other income/(loss), net and were $(524) million, $307 million, and $307 million, for the years ended 2015, 2016, and 2017, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets in the non-current assets section of our consolidated balance sheet. Our Automotive segment restricted cash balances primarily include various escrow agreements related to legal, insurance, customs, and environmental matters. Our Financial Services segment restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. All Other restricted cash balances primarily include cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions. The balance at December 31, 2016 and 2017 was immaterial.

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

Net Intangible Assets and Goodwill

Indefinite-lived intangible assets and goodwill are not amortized, but are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed. We test for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit allocated the goodwill is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the asset or reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow method. For the periods presented, we have not recorded any impairments. We capitalize and amortize our finite-lived intangible assets over their estimated useful lives.
Intangible assets are comprised primarily of licensing and advertising agreements, land rights, patents, customer contracts, and technology. The net carrying amount of our intangible assets was $198 million and $213 million at December 31, 2016 and 2017, respectively.

The net carrying amount of goodwill was $50 million and $75 million at December 31, 2016 and 2017, respectively.

The carrying amount of intangible assets and goodwill is reported in Other assets in the non-current asset section of our consolidated balance sheet.
Long-Lived Asset Impairment

We test long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical and projected future operating results, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used or in its physical condition. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life. For the periods presented, we have not recorded any impairments.

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

Realized gains and losses and interest income on all of our marketable securities and unrealized gains and losses on securities not classified as available for sale are recorded in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net. Unrealized gains and losses on available for sale securities are recognized in Unrealized gains and losses on securities, a component of Other comprehensive income/(loss), net of tax. Realized gains and losses and reclassifications of accumulated other comprehensive income into net income are measured using the specific identification method.

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

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 10) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

Debt. We measure debt at fair value for purposes of disclosure (see Note 18) using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

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

Additionally, under certain labor agreements, we are required to pay transitional benefits to our employees who are idled. For employees who are temporarily idled, we expense the benefits on an as-incurred basis. For employees who are permanently idled, we expense all of the expected future benefit payments in the period when it is probable that the employees will be permanently idled.  Our accrual for these future benefit payments to permanently idled employees takes into account several factors:  the demographics of the population at each affected facility, redeployment alternatives, estimate of benefits to be paid, and recent experience relative to voluntary redeployments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Finance and Lease Incentives

We offer special financing and lease incentives to customers who choose to finance or lease Ford or Lincoln vehicles with Ford Credit. The cost for these incentives is included in our estimate of variable consideration when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract and we transfer to it the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Automotive and Financial Services. The Financial Services segment recognized interest revenue of $1.3 billion, $1.6 billion, and $2 billion in 2015, 2016, and 2017, respectively, and lower depreciation of $1.5 billion, $1.9 billion, and $2.1 billion in 2015, 2016, and 2017, respectively, associated with these incentives.

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

	2015	2016	2017
Engineering, research, and development	$6.7	$7.3	$8.0
Advertising	4.3	4.3	4.1

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  NEW ACCOUNTING STANDARDS (Continued)

As part of ASU 2016-09, we retrospectively reclassified cash paid to taxing authorities related to shares withheld for tax purposes from operating activities to financing activities on our consolidated statement of cash flows. Cash paid to taxing authorities related to shares withheld for tax purposes was $56 million, $58 million, and $57 million, for the years ended 2015, 2016, and 2017, respectively. This standard did not have a material impact on our 2017 consolidated income statement or December 31, 2017 consolidated balance sheet.
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in millions):

	For the Year Ended December 31, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement
Revenues
Automotive	$145,653	$145,163	$490
Financial Services	11,113	10,736	377

Costs and expenses
Cost of sales	131,332	130,994	338
Interest expense on Automotive debt	1,133	1,061	72
Non-Financial Services other income/(loss), net	3,060	3,148	(88)
Financial Services other income/(loss), net	207	584	(377)
Provision for/(Benefit from) income taxes	520	527	(7)
Net income	7,628	7,629	(1)

	December 31, 2017
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance sheet
Assets
Trade and other receivables	$10,599	$10,642	$(43)
Other assets, current	3,889	3,538	351
Net investment in operating leases	28,235	29,021	(786)
Deferred income taxes	10,973	10,979	(6)

Liabilities
Payables	23,282	22,999	283
Other liabilities and deferred revenue, current	19,697	20,879	(1,182)
Automotive debt payable within one year	3,356	2,971	385
Other liabilities and deferred revenue, non-current	24,711	24,716	(5)
Deferred income taxes	815	815	—

Equity
Retained earnings	21,218	21,183	35

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

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans on our consolidated income statement was as follows (in millions):

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2016
	As Revised	Previously Reported	Effect of Change Higher/(Lower)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Income statement
Cost of sales	$124,446	$124,041	$405	$126,183	$126,584	$(401)
Selling, administrative, and other expenses	10,763	10,502	261	10,972	12,196	(1,224)
Non-Financial Services other income/(loss), net	1,854	1,188	666	(269)	1,356	(1,625)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will add between $1.5 billion and $2 billion in right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

ASU 2017-12, Derivatives and Hedging. In August 2017, the FASB issued a new accounting standard which aligns hedge accounting with risk management activities and simplifies the requirement to qualify for hedge accounting. We will adopt the new standard effective January 1, 2018. Adoption will require additional financial statement disclosures and may enable us to expand our risk management strategies.

ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued a new accounting standard that amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective January 1, 2018.  The most significant impact to our consolidated financial statements will relate to the recognition of the change in fair value of our equity investments without readily determinable values (often referred to as cost method investments).  The fair value of these investments will change when there is a change in the observable price for similar investments.

NOTE 4. REVENUE

The following table disaggregates our revenue by major source for the period ended December 31, 2017 (in millions):

	Automotive	Financial Services	All Other	Consolidated
Vehicles, parts, and accessories	$140,171	$—	$—	$140,171
Used vehicles	2,956	—	—	2,956
Extended service contracts	1,236	—	—	1,236
Other revenue (a)	815	219	10	1,044
Revenues from sales and services	145,178	219	10	145,407

Leasing income	475	5,552	—	6,027
Financing income	—	5,184	—	5,184
Insurance income	—	158	—	158
Total revenues	$145,653	$11,113	$10	$156,776
__________

(a)	Primarily includes commissions and vehicle-related design and testing services.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our vehicles, parts, accessories, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 23). We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverages beyond our base warranties over the life of the contract. We do not have any material significant payment terms as payment is received at or shortly after the point of sale.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. REVENUE (Continued)

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer pays Ford Credit when it sells the vehicle to the retail customer (see Note 10). Payment terms on part sales to dealers, distributors, and retailers range from 30 to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. During 2017, we recognized a decrease to revenue of $372 million related to sales recognized in 2016.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 to 120 months. We receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. At January 1, 2017, $3.5 billion of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue, $1 billion of this was recognized as revenue during the year ended December 31, 2017. At December 31, 2017, the unearned amount was $3.8 billion. We expect to recognize approximately $1.1 billion of the unearned amount in 2018, $1 billion in 2019, and $1.7 billion thereafter. We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $232 million in deferred costs as of December 31, 2017, and recognized $63 million of amortization during the year ended December 31, 2017.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. REVENUE (Continued)

Financial Services Segment

Leasing Income. Ford Credit offers leasing plans to retail consumers through Ford and Lincoln dealers who originate the leases. Upon the purchase of a lease from the dealer, Ford Credit takes ownership of the vehicle and records an operating lease. The retail consumer makes lease payments representing the difference between Ford Credit’s purchase price of the vehicle and the contractual residual value of the vehicle, plus lease fees that we recognize on a straight-line basis over the term of the lease agreement. Depreciation and the gain or loss upon disposition of the vehicle is recorded in Financial Services interest, operating, and other expenses.

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

NOTE 5.  OTHER INCOME/(LOSS)

Non-Financial Services

The amounts included in Non-Financial Services other income/(loss), net for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Net periodic pension and OPEB income/(cost), excluding service cost	$666	$(1,625)	$1,757
Investment-related interest income	233	217	346
Interest income/(expense) on income taxes	—	(5)	(3)
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	46	(9)	(22)
Gains/(Losses) on changes in investments in affiliates	42	139	7
Gains/(Losses) on extinguishment of debt	1	—	—
Royalty income	666	714	678
Other	200	300	297
Total	$1,854	$(269)	$3,060
Financial Services

The amounts included in Financial Services other income/(loss), net for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Investment-related interest income	$76	$74	$113
Interest income/(expense) on income taxes	3	8	5
Insurance premiums earned	133	156	—
Other	160	200	89
Total	$372	$438	$207

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  SHARE-BASED EMPLOYEE COMPENSATION

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

The fair value of both the time-based and the portion of the performance-based RSUs pertaining to internal performance metrics is determined using the closing price of our Common Stock. The fair value of time-based RSUs is expensed over the shorter of the vesting period, using the graded vesting method, or the time period an employee becomes eligible to retain the award at retirement. The fair value of performance-based RSUs is expensed when it is probable and estimable as measured against the performance metrics over the shorter of the performance or required service periods. We have elected to recognize forfeitures as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur. Expense is recorded in Selling, administrative, and other expenses.

Share-based compensation awards outstanding at December 31, 2017 consist of awards granted to employees under two Long-Term Incentive Plans (“LTIP”): the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP. Under the 2008 LTIP, the number of shares that may be granted in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year. Any unused portion is available for awards in later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2017, the number of unused shares carried forward was 480 million shares.

The performance-based RSUs granted in March 2016 and 2017 include a relative Total Shareholder Return (“TSR”) metric. We estimate the fair value of the TSR component of the performance-based RSUs using a Monte Carlo simulation. Inputs and assumptions used to calculate the fair value at grant date were as follows:

	2016	2017
Fair value per stock award	$15.56	$12.44
Grant date stock price	13.54	12.66
Assumptions:
Ford’s stock price expected volatility (a)	23.1%	23.4%
Expected average volatility of peer companies (a)	26.4%	26.0%
Risk-free interest rate	0.98%	1.57%
Dividend yield	4.43%	4.74%
__________

(a)	Expected volatility based on three years of daily closing share price changes ending on the grant date.

During 2017, activity for RSUs was as follows (in millions, except for weighted average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	33.4	$14.49
Granted	23.8	12.37
Vested	(11.8)	14.87
Forfeited	(1.0)	13.11
Outstanding, end of year	44.4	13.32
RSUs expected to vest	44.4	N/A

The table above also includes shares awarded to non-employee directors. At December 31, 2017, there were 455,996 shares vested, but unissued.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.  SHARE-BASED EMPLOYEE COMPENSATION (Continued)

Additional information about RSUs for the years ended December 31 was as follows (in millions, except for weighted average fair value):

	2015	2016	2017
Fair value of vested shares	$126	$157	$175
Weighted average grant fair value (per unit)	15.86	13.54	12.37
Compensation cost (a)	125	135	193
__________

(a)	Net of tax benefit of $65 million, $72 million, and $52 million in 2015, 2016, and 2017, respectively.

As of December 31, 2017, there was approximately $113 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.9 years.

Stock Options

As of December 31, 2017, all of our outstanding stock options are fully vested. The last of our outstanding stock options will expire in July 2024, if not exercised sooner. We measure the fair value of our stock options using the Black-Scholes option-pricing model and record expense in Selling, administrative, and other expenses.

For the years ended December 31, 2016 and 2017, stock options outstanding were 35.5 million and 31.7 million, respectively, and stock options exercisable were 33.4 million and 31.7 million, respectively. For the year ended December 31, 2017, the intrinsic value for vested stock options was $50.1 million. The average remaining term for fully vested stock options was 3.8 years. We received approximately $16.9 million in proceeds from the exercise of stock options in 2017.  An equivalent of approximately $42.3 million in new issues was used to settle exercised stock options.

NOTE 7. INCOME TAXES

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

NOTE 7. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax, for the years ended December 31 were as follows:

	2015	2016	2017
Income before income taxes (in millions)
U.S.	$5,374	$5,266	$4,850
Non-U.S.	4,878	1,530	3,298
Total	$10,252	$6,796	$8,148
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$75	$(122)	$(125)
Non-U.S.	572	630	868
State and local	17	12	85
Total current	664	520	828
Deferred
Federal	1,494	1,323	(1,096)
Non-U.S.	472	121	593
State and local	251	225	195
Total deferred	2,217	1,669	(308)
Total	$2,881	$2,189	$520
Reconciliation of effective tax rate
U.S. statutory rate	35.0%	35.0%	35.0%
Non-U.S. tax rates under U.S. rates	(2.7)	(1.0)	(4.9)
State and local income taxes	1.7	2.3	2.2
General business credits	(3.0)	(3.1)	(3.6)
Dispositions and restructurings	0.4	7.4	(11.7)
U.S. tax on non-U.S. earnings	(3.0)	(5.6)	(7.0)
Prior year settlements and claims	(0.4)	—	(0.2)
Tax-exempt income	(2.0)	(0.9)	—
Enacted change in tax laws	0.1	(4.2)	(6.7)
Valuation allowances	3.6	2.7	5.6
Other	(1.6)	(0.4)	(2.3)
Effective rate	28.1%	32.2%	6.4%

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was signed into law. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and requires immediate taxation of accumulated, unremitted non-U.S. earnings. As a result, at December 31, 2017, we recognized a tax benefit of $617 million from revaluing U.S. net deferred tax liabilities and tax expense of $219 million to record U.S. tax on unremitted non-U.S. earnings.

Our 2016 tax provision includes a $300 million benefit for the recognition of deferred taxes resulting from a 2016 change in U.S. tax law related to the taxation of foreign currency gains and losses for our non-U.S. branch operations.

At December 31, 2017, $5.9 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in incremental tax liability of about $100 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2016	2017
Deferred tax assets
Employee benefit plans	$6,870	$5,293
Net operating loss carryforwards	1,764	2,235
Tax credit carryforwards	5,860	9,122
Research expenditures	1,469	577
Dealer and dealers’ customer allowances and claims	2,500	1,442
Other foreign deferred tax assets	28	430
All other	2,289	1,591
Total gross deferred tax assets	20,780	20,690
Less: valuation allowances	(909)	(1,492)
Total net deferred tax assets	19,871	19,198
Deferred tax liabilities
Leasing transactions	4,523	4,049
Deferred income	807	253
Depreciation and amortization (excluding leasing transactions)	3,175	2,646
Finance receivables	593	523
Other foreign deferred tax liabilities	371	842
All other	1,388	727
Total deferred tax liabilities	10,857	9,040
Net deferred tax assets/(liabilities)	$9,014	$10,158

At December 31, 2017, we have a valuation allowance of $1.5 billion primarily related to deferred tax assets in various non-U.S. operations.

Deferred tax assets for net operating losses and other temporary differences related to certain non-U.S. operations have not been recorded as a result of elections to tax these operations simultaneously in U.S. tax returns. Reversal of these elections would result in the recognition of $8.3 billion of deferred tax assets, subject to valuation allowance testing.

Operating loss carryforwards for tax purposes were $6.1 billion at December 31, 2017, resulting in a deferred tax asset of $2.2 billion.  There is no expiration date for $4.5 billion of these losses. A substantial portion of the remaining losses will expire beyond 2021. Tax credits available to offset future tax liabilities are $9.1 billion. A substantial portion of these credits have a remaining carryforward period of five years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2016	2017
Beginning balance	$1,601	$1,586
Increase – tax positions in prior periods	12	716
Increase – tax positions in current period	69	44
Decrease – tax positions in prior periods	(67)	(22)
Settlements	(23)	(263)
Lapse of statute of limitations	(3)	(10)
Foreign currency translation adjustment	(3)	12
Ending balance	$1,586	$2,063

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized were $1.5 billion and $2 billion at December 31, 2016 and 2017, respectively.

Examinations by tax authorities have been completed through 2004 in Germany, 2008 in Canada, 2011 in the United States, and 2014 in China and the United Kingdom.  Although examinations have been completed in these jurisdictions, limited transfer pricing disputes exist for years dating back to 2005.

Net interest income on income taxes was $3 million, $3 million, and $2 million for the years ended December 31, 2015, 2016, and 2017, respectively. These were reported in Non-Financial Services other income/(loss), net and Financial Services other income/(loss), net in our consolidated income statement. Net payables for tax related interest were $67 million and $70 million as of December 31, 2016 and 2017, respectively.

We paid income taxes of $585 million, $740 million, and $586 million in 2015, 2016, and 2017, respectively.

NOTE 8.  CAPITAL STOCK AND EARNINGS PER SHARE

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8.  CAPITAL STOCK AND EARNINGS PER SHARE (Continued)

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	2015	2016	2017
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$7,373	$4,596	$7,602
Diluted income	7,373	4,596	7,602

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,969	3,973	3,975
Net dilutive options and unvested restricted stock units	33	26	23
Diluted shares	4,002	3,999	3,998

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2016
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$888	$924	$—	$1,812
U.S. government agencies	2	—	—	—	—
Non-U.S. government and agencies	2	200	142	—	342
Corporate debt	2	100	—	—	100
Total marketable securities classified as cash equivalents		1,188	1,066	—	2,254
Cash, time deposits, and money market funds		6,632	7,011	8	13,651
Total cash and cash equivalents		$7,820	$8,077	$8	$15,905

Marketable securities
U.S. government	1	$8,099	$1,634	$—	$9,733
U.S. government agencies	2	2,244	505	—	2,749
Non-U.S. government and agencies	2	4,751	632	—	5,383
Corporate debt	2	4,329	475	—	4,804
Equities	1	165	—	—	165
Other marketable securities	2	54	34	—	88
Total marketable securities		$19,642	$3,280	$—	$22,922

		December 31, 2017
	Fair Value Level	Automotive	Financial Services	All Other	Consolidated
Cash and cash equivalents
U.S. government	1	$913	$—	$—	$913
U.S. government agencies	2	433	300	—	733
Non-U.S. government and agencies	2	—	703	—	703
Corporate debt	2	55	25	—	80
Total marketable securities classified as cash equivalents		1,401	1,028	—	2,429
Cash, time deposits, and money market funds		7,529	8,530	4	16,063
Total cash and cash equivalents		$8,930	$9,558	$4	$18,492

Marketable securities
U.S. government	1	$5,580	$966	$—	$6,546
U.S. government agencies	2	2,484	384	—	2,868
Non-U.S. government and agencies	2	5,270	660	—	5,930
Corporate debt	2	4,031	848	—	4,879
Equities	1	138	—	—	138
Other marketable securities	2	51	23	—	74
Total marketable securities		$17,554	$2,881	$—	$20,435

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities on our balance sheet were as follows (in millions):

	December 31, 2016
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,703	$2	$(14)	$3,691	$727	$2,776	$188
U.S. government agencies	308	—	(2)	306	—	306	—
Non-U.S. government and agencies	1,443	1	(11)	1,433	148	1,285	—
Corporate debt	1,079	—	—	1,079	1,031	48	—
Other marketable securities	—	—	—	—	—	—	—
Total	$6,533	$3	$(27)	$6,509	$1,906	$4,415	$188

	December 31, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,669	$—	$(18)	$3,651	$1,377	$2,274	$—
U.S. government agencies	1,915	—	(15)	1,900	265	1,620	15
Non-U.S. government and agencies	4,021	—	(28)	3,993	197	3,771	25
Corporate debt	1,716	1	(8)	1,709	194	1,509	6
Other marketable securities	17	—	—	17	—	16	1
Total	$11,338	$1	$(69)	$11,270	$2,033	$9,190	$47

Sales proceeds and gross realized gains/(losses) from the sale of AFS securities prior to maturity, recorded in the income statement for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Automotive
Sales proceeds	$1	$69	$3,315
Gross realized gains	—	1	3
Gross realized losses	—	—	(8)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in millions):

	December 31, 2016
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$1,474	$(14)	$—	$—	$1,474	$(14)
U.S. government agencies	261	(2)	—	—	261	(2)
Non-U.S. government and agencies	1,137	(11)	—	—	1,137	(11)
Corporate debt	—	—	—	—	—	—
Total	$2,872	$(27)	$—	$—	$2,872	$(27)

	December 31, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$2,382	$(9)	$903	$(9)	$3,285	$(18)
U.S. government agencies	1,625	(12)	260	(3)	1,885	(15)
Non-U.S. government and agencies	3,148	(20)	510	(8)	3,658	(28)
Corporate debt	1,396	(8)	—	—	1,396	(8)
Total	$8,551	$(49)	$1,673	$(20)	$10,224	$(69)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the years ended December 31, 2016 and 2017, we did not recognize any other-than-temporary impairment loss.

Other Securities

Investments in entities that we do not control and over which we do not have the ability to exercise significant influence are recorded at cost and reported in Other assets in the non-current assets section of our consolidated balance sheet. These cost method investments were $219 million and $363 million at December 31, 2016 and 2017, respectively.

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

Finance receivables, net at December 31 were as follows (in millions):

	2016	2017
Consumer
Retail financing, gross	$68,121	$78,331
Unearned interest supplements	(2,783)	(3,280)
Consumer finance receivables	65,338	75,051
Non-Consumer
Dealer financing	31,336	33,938
Non-Consumer finance receivables	31,336	33,938
Total recorded investment	$96,674	$108,989

Recorded investment in finance receivables	$96,674	$108,989
Allowance for credit losses	(484)	(597)
Finance receivables, net	$96,190	$108,392

Current portion	$46,266	$52,210
Non-current portion	49,924	56,182
Finance receivables, net	$96,190	$108,392

Net finance receivables subject to fair value (a)	$94,066	$105,106
Fair value	94,785	104,521
__________

(a)
At December 31, 2016 and 2017, Finance receivables, net includes $2.1 billion and $3.3 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2016 and 2017, was $223 million and $240 million, respectively, of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

Included in the recorded investment in finance receivables at December 31, 2016 and 2017 were consumer receivables of $32.5 billion and $38.9 billion, respectively, and non-consumer receivables of $26 billion and $24.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 22).

Contractual maturities of total finance receivables outstanding at December 31, 2017 reflect contractual repayments due from customers or borrowers as follows (in millions):

	Due in Year Ending December 31,
	2018	2019	2020	Thereafter	Total
Consumer
Retail financing, gross (a)	$22,902	$20,380	$16,162	$18,887	$78,331

Non-Consumer
Dealer financing	30,498	1,941	185	1,314	33,938
Total finance receivables	$53,400	$22,321	$16,347	$20,201	$112,269
__________

(a)	Contractual maturities of retail financing, gross include $436 million of estimated unguaranteed residual values related to direct financing leases.

Our finance receivables are generally pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $24 million at December 31, 2016 and 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at December 31, 2016 and 2017, respectively.

The aging analysis of our finance receivables balances at December 31 was as follows (in millions):

	2016	2017
Consumer
31-60 days past due	$760	$748
61-90 days past due	114	113
91-120 days past due	34	36
Greater than 120 days past due	39	37
Total past due	947	934
Current	64,391	74,117
Consumer finance receivables	65,338	75,051

Non-Consumer
Total past due	107	122
Current	31,229	33,816
Non-Consumer finance receivables	31,336	33,938
Total recorded investment	$96,674	$108,989

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. When originating all classes of consumer receivables (i.e., retail and lease products), we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to originate a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

After origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies, which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by considering the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors.

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

We generally suspend credit lines and extend no further funding to dealers classified in Group IV.

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. Audits of higher-risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10.  FINANCIAL SERVICES FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2016	2017
Dealer Financing
Group I	$24,315	$26,252
Group II	5,552	5,908
Group III	1,376	1,640
Group IV	93	138
Total recorded investment	$31,336	$33,938

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and 2017 was $367 million, or 0.6% of consumer receivables, and $386 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and 2017 was $107 million, or 0.3% of non-consumer receivables, and $138 million, or 0.4% of the non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES

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

In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES (Continued)

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term, and risk rating to our active portfolio to estimate the losses that have been incurred.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. FINANCIAL SERVICES ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 were as follows (in millions):

	2016
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373
Charge-offs	(435)	(8)	(443)
Recoveries	116	6	122
Provision for credit losses	436	2	438
Other (a)	(5)	(1)	(6)
Ending balance (b)	$469	$15	$484

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$450	$13	$463
Specific impairment allowance	19	2	21
Ending balance (b)	469	15	484

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	64,971	31,229	96,200
Specifically evaluated for impairment	367	107	474
Recorded investment	65,338	31,336	96,674

Ending balance, net of allowance for credit losses	$64,869	$31,321	$96,190
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $548 million.

	2017
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484
Charge-offs	(510)	(7)	(517)
Recoveries	139	9	148
Provision for credit losses	471	(2)	469
Other (a)	13	—	13
Ending balance (b)	$582	$15	$597

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$560	$13	$573
Specific impairment allowance	22	2	24
Ending balance (b)	582	15	597

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	74,665	33,800	108,465
Specifically evaluated for impairment	386	138	524
Recorded investment	75,051	33,938	108,989

Ending balance, net of allowance for credit losses	$74,469	$33,923	$108,392
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $668 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  INVENTORIES

All inventories are stated at the lower of cost and net realizable value. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“LIFO”) basis. LIFO was used for 30% of total inventories at both December 31, 2016 and 2017. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis.

Inventories at December 31 were as follows (in millions):

	2016	2017
Raw materials, work-in-process, and supplies	$3,843	$4,397
Finished products	5,943	6,779
Total inventories under FIFO	9,786	11,176
LIFO adjustment	(888)	(899)
Total inventories	$8,898	$10,277

NOTE 13.  NET INVESTMENT IN OPERATING LEASES

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

The net investment in operating leases at December 31 was as follows (in millions):

	2016	2017
Automotive Segment
Vehicles, net of depreciation	$1,620	$1,574
Financial Services Segment
Vehicles and other equipment, at cost (a)	32,823	32,659
Accumulated depreciation	(5,550)	(5,927)
Allowance for credit losses	(64)	(71)
Total Financial Services Segment	27,209	26,661
Total	$28,829	$28,235
__________

(a)
Includes Ford Credit’s operating lease assets of $11.8 billion and $11.5 billion at December 31, 2016 and 2017, respectively, which have been included in certain lease securitization transactions.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Financial Services Segment

Included in Financial Services interest, operating, and other expense is operating lease depreciation expense (which includes gains and losses on disposal of assets). Operating lease depreciation expense for the years ended December 31 was as follows (in millions):

	2015	2016	2017
Operating lease depreciation expense	$3,640	$4,330	$4,135

Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2017 were as follows (in millions):

	2018	2019	2020	2021	Thereafter	Total
Minimum rentals on operating leases	$4,585	$2,797	$977	$74	$6	$8,439

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

Net property at December 31 was as follows (in millions):

	2016	2017
Land	$391	$411
Buildings and land improvements	10,308	11,096
Machinery, equipment, and other	34,149	37,533
Software	2,803	3,118
Construction in progress	2,170	2,608
Total land, plant and equipment, and other	49,821	54,766
Accumulated depreciation	(27,804)	(29,862)
Net land, plant and equipment, and other	22,017	24,904
Tooling, net of amortization	10,055	10,423
Total	$32,072	$35,327

Property-related expenses excluding net investment in operating leases for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Depreciation and other amortization	$2,049	$2,130	$2,292
Tooling amortization	2,304	2,563	2,695
Total	$4,353	$4,693	$4,987

Maintenance and rearrangement	$1,656	$1,801	$1,970

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

	2016	2017
Beginning balance	$216	$186
Liabilities settled	(2)	(2)
Revisions to estimates	(28)	(52)
Ending balance	$186	$132

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14.  NET PROPERTY AND LEASE COMMITMENTS (Continued)

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods. Minimum non-cancellable operating lease commitments at December 31, 2017 were as follows (in millions):

Operating Lease Commitments
2018	$337
2019	289
2020	207
2021	136
2022	100
Thereafter	337
Total	$1,406

Operating lease expense for the years ended December 31 was as follows (in millions):

Operating Lease Expense
2015	$460
2016	474
2017	526

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Our carrying value and ownership percentages of our equity method investments at December 31 were as follows
(in millions, except percentages):

	Investment Balance		Ownership Percentage
	2016	2017	2017
Changan Ford Automobile Corporation, Limited	$1,315	$1,144	50.0%
Jiangling Motors Corporation, Limited	623	675	32.0
AutoAlliance (Thailand) Co., Ltd.	476	439	50.0
Ford Otomotiv Sanayi Anonim Sirketi	306	329	41.0
Getrag Ford Transmissions GmbH	194	222	50.0
Changan Ford Mazda Engine Company, Ltd.	80	84	25.0
FFS Finance South Africa (Pty) Limited	59	71	50.0
DealerDirect LLC	27	33	97.7
RouteOne LLC	20	24	30.0
Ionity Holding GmbH & Co. KG	—	12	25.0
Thirdware Solutions Limited	9	12	20.0
Automotive Fuel Cell Cooperation Corporation	9	10	49.9
Percepta, LLC	8	8	45.0
CNF-Administradora de Consorcio Nacional Ltda.	6	6	33.3
Chongqing ANTE Trading Co., Ltd.	4	5	10.0
U.S. Council for Automotive Research LLC	5	5	33.3
Blue Diamond Parts, LLC	3	3	25.0
Crash Avoidance Metrics Partnership LLC	2	3	50.0
ZF Transmission Tech, LLC	—	—	49.0
Forso Nordic AB (a)	68	—	—
Velodyne LiDAR, Inc. (b)	75	—	—
ZoomCar, Inc. (b)	15	—	—
Total	$3,304	$3,085
______
(a) Forso Nordic AB was consolidated in the third quarter of 2017.
(b) Velodyne LiDAR, Inc. and ZoomCar, Inc. were converted to cost method investments in the third quarter of 2017.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

We received $1.5 billion, $1.6 billion, and $1.4 billion of dividends from these affiliated companies for the years ended December 31, 2015, 2016, and 2017, respectively.

A summary of the total financial results, as reported by our equity method investees, in the aggregate at December 31 was as follows (in millions):

Summarized Balance Sheet		2016	2017
Current assets		$10,368	$10,191
Non-current assets		9,956	9,796
Total assets		$20,324	$19,987

Current liabilities		$10,690	$10,557
Non-current liabilities		2,934	3,022
Total liabilities		$13,624	$13,579

Equity attributable to noncontrolling interests		$14	$10

	For the years ended December 31,
Summarized Income Statement	2015	2016	2017
Total revenue	$35,623	$36,992	$35,172
Income before income taxes	4,525	4,401	2,980
Net income	3,894	3,747	2,584

In the ordinary course of business we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported on our consolidated income statement and balance sheet at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2015	2016	2017
Sales	$4,426	$4,367	$4,481
Purchases	7,780	8,665	9,422
Royalty income	610	649	583

Balance Sheet	2016	2017
Receivables	$722	$769
Payables	603	850

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2016	2017
Current
Dealer and dealers’ customer allowances and claims	$9,542	$10,902
Deferred revenue	3,866	2,107
Employee benefit plans	1,469	1,661
Accrued interest	974	1,057
OPEB	349	348
Pension	247	229
Other	2,869	3,393
Total current other liabilities and deferred revenue	$19,316	$19,697
Non-current
Pension	$10,150	$9,932
OPEB	5,516	5,821
Dealer and dealers’ customer allowances and claims	2,564	2,471
Deferred revenue	3,687	3,829
Employee benefit plans	1,063	1,139
Other	1,415	1,519
Total non-current other liabilities and deferred revenue	$24,395	$24,711

NOTE 17.  RETIREMENT BENEFITS

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

Net periodic benefit costs, including service cost, interest cost, and expected return on assets are determined using assumptions regarding the benefit obligation and the fair value of plan assets (where applicable) as of the beginning of each year. We have elected to use a fair value of plan assets to calculate the expected return on assets in net periodic benefit cost. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Actuarial gains and losses resulting from plan remeasurement are recognized in net periodic benefit cost in the period of the remeasurement. The impact of a retroactive plan amendment is recorded in Accumulated other comprehensive income/(loss), and is amortized as a component of net periodic cost generally over the remaining service period of the active employees. The service cost component is included in Cost of sales and Selling, administrative and other expenses. Other components of net periodic benefit cost/(income) are included in Non-Financial Services other income/(loss), net of our consolidated income statement.

A curtailment results from an event that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to a benefit terminate their employment, or when a plan suspension or amendment that results in a curtailment gain is adopted. A curtailment loss is recorded when it becomes probable a curtailment loss will occur. We recognize settlement expense when the costs associated with all settlements during the year exceed the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in Non-Financial Services other income/(loss), net.

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

In general, our defined benefit pension plans are funded (i.e., have restricted assets from which benefits are paid). Our unfunded defined benefit pension plans are treated on a “pay as you go” basis with benefit payments from general Company cash. These unfunded plans primarily include certain plans in Germany, and the U.S. defined benefit plans for senior management.

OPEB.  We have defined benefit OPEB plans, primarily certain health care and life insurance benefits, covering hourly and salaried employees in the United States, Canada, and other locations. The largest portion of our worldwide obligation is associated with our U.S. plans. Our OPEB plans are unfunded and the benefits are paid from general Company cash.

Defined Contribution and Savings Plans. We also have defined contribution and savings plans for hourly and salaried employees in the United States and other locations. Company contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $291 million, $340 million, and $377 million for the years ended December 31, 2015, 2016, and 2017, respectively.  This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $124 million, $132 million, and $142 million for the years ended December 31, 2015, 2016, and 2017, respectively.

Defined Benefit Plans – Expense and Status

The assumptions used to determine benefit obligation and net periodic benefit cost/(income) were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Weighted Average Assumptions at December 31
Discount rate	4.03%	3.60%	2.44%	2.33%	4.00%	3.61%
Average rate of increase in compensation	3.50	3.50	3.38	3.37	3.51	3.44
Weighted Average Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate - Service Cost	4.60%	4.18%	3.36%	2.51%	4.53%	4.15%
Effective interest rate on benefit obligation	3.46	3.40	2.72	2.07	3.48	3.41
Expected long-term rate of return on assets	6.75	6.75	5.56	5.19	—	—
Average rate of increase in compensation	3.80	3.50	3.40	3.38	3.81	3.44

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2015	2016	2017	2015	2016	2017	2015	2016	2017
Service cost	$586	$510	$534	$532	$483	$566	$60	$49	$49
Interest cost	1,817	1,524	1,525	936	782	671	236	194	197
Expected return on assets	(2,928)	(2,693)	(2,734)	(1,480)	(1,339)	(1,375)	—	—	—
Amortization of prior service costs/(credits)	155	170	143	47	38	37	(204)	(142)	(120)
Net remeasurement (gain)/loss	1,964	900	(538)	(974)	1,876	407	(292)	220	293
Separation programs/other	17	12	74	39	81	18	1	—	2
Settlements and curtailments	—	—	(354)	—	2	(3)	—	—	—
Net periodic benefit cost/(income)	$1,611	$423	$(1,350)	$(900)	$1,923	$321	$(199)	$321	$421

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and OPEB plans that use a yield curve approach. We now apply the specific spot rates along the yield curve to the relevant cash flows instead of using a single effective discount rate. Service and interest costs in 2016 and 2017 were about $580 million lower and about $450 million lower, respectively, under the new method. This refinement had no effect on the measurement of our plan obligations or on full year net periodic benefit cost/(income) as lower service and interest costs recorded quarterly are offset in net remeasurement (gain)/loss.

We recognized a curtailment gain of $354 million related to an amendment to our principal salaried defined benefit pension plan in the United States. Effective December 31, 2019, the plan will have a 35-year limit for service and pay for purposes of determining the pension benefit. The curtailment gain reflects the one-time reduction in projected benefit obligation.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2016	2017	2016	2017	2016	2017
Change in Benefit Obligation
Benefit obligation at January 1	$44,936	$45,746	$29,639	$30,624	$5,701	$5,865
Service cost	510	534	483	566	49	49
Interest cost	1,524	1,525	782	671	194	197
Amendments	—	—	—	—	14	—
Separation programs/other	(30)	35	71	17	—	1
Curtailments	—	(356)	2	(3)	—	—
Settlements	—	—	(131)	(52)	—	—
Plan participant contributions	27	24	22	20	20	24
Benefits paid	(2,966)	(3,267)	(1,252)	(1,316)	(382)	(368)
Foreign exchange translation	—	—	(2,576)	3,323	49	108
Actuarial (gain)/loss	1,745	2,099	3,584	248	220	293
Benefit obligation at December 31	45,746	46,340	30,624	34,098	5,865	6,169
Change in Plan Assets
Fair value of plan assets at January 1	41,252	41,939	25,141	25,549	—	—
Actual return on plan assets	3,538	5,371	3,041	1,216	—	—
Company contributions	130	133	1,346	1,624	—	—
Plan participant contributions	27	24	22	20	—	—
Benefits paid	(2,966)	(3,267)	(1,252)	(1,316)	—	—
Settlements	—	—	(131)	(52)	—	—
Foreign exchange translation	—	—	(2,612)	2,623	—	—
Other	(42)	(40)	(6)	(7)	—	—
Fair value of plan assets at December 31	41,939	44,160	25,549	29,657	—	—
Funded status at December 31	$(3,807)	$(2,180)	$(5,075)	$(4,441)	$(5,865)	$(6,169)

Amounts Recognized on the Balance Sheet
Prepaid assets	$—	$386	$1,515	$3,154	$—	$—
Other liabilities	(3,807)	(2,566)	(6,590)	(7,595)	(5,865)	(6,169)
Total	$(3,807)	$(2,180)	$(5,075)	$(4,441)	$(5,865)	$(6,169)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$383	$238	$213	$191	$(322)	$(209)

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$26,170	$2,092	$10,039	$11,506
Fair value of plan assets	23,204	155	4,700	5,287

Accumulated Benefit Obligation at December 31	$44,513	$45,081	$27,166	$30,449

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$45,746	$22,378	$11,703	$13,385
Fair value of plan assets	41,939	19,812	5,113	5,790

Projected Benefit Obligation at December 31	$45,746	$46,340	$30,624	$34,098

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2017, we contributed $1.4 billion (most of which were mandatory contributions) to our worldwide funded pension plans and made about $300 million of benefit payments to participants in unfunded plans.  The contributions in 2017 included a pull ahead of about $500 million of 2018 planned funding into the fourth quarter of 2017 to achieve a cash tax benefit. During 2018, we expect to contribute about $500 million (most of which are mandatory contributions) from cash and cash equivalents to our worldwide funded pension plans and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $850 million. Based on current assumptions and regulations, we do not expect to have a legal requirement to contribute to our major U.S. pension plans in 2018.

Expected Future Benefit Payments and Amortization

The expected future benefit payments at December 31, 2017 were as follows (in millions):

	Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2018	$2,960	$1,360	$350
2019	2,860	1,240	350
2020	2,850	1,260	340
2021	2,840	1,280	340
2022	2,820	1,290	340
2023-2027	14,200	6,850	1,690

The prior service cost/(credit) amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net periodic benefit cost/(income) during 2018 are $143 million for U.S. pension plans, $26 million for non-U.S. pension plans, and $(110) million for worldwide OPEB plans.

Pension Plan Asset Information

Investment Objective and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension obligations and to ensure assets are sufficient to pay plan benefits. Our U.S. target asset allocations are 80% fixed income and 20% growth assets (primarily alternative investments which include hedge funds, real estate, private equity, and public equity). Our largest non-U.S. plans (United Kingdom and Canada) have similar investment objectives to the U.S. plans and have made progress toward these objectives.

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

At year-end 2017, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2017 is 6.75% for the U.S. plans, 4.75% for the U.K. plans, and 5.06% for the Canadian plans, and averages 4.51% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various sources, primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

Derivatives.  Exchange-traded derivatives for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are categorized as Level 1. Over-the-counter derivatives typically are valued by independent pricing services and categorized as Level 2.  Level 3 derivatives typically are priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs, including extrapolated or model derived assumptions such as volatilities and yield and credit spread assumptions.

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

The Ford-Werke GmbH (“Ford-Werke”) defined benefit plan is primarily funded through a group insurance contract. We measure the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates including an assessment for non-performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable; therefore, the contract is Level 3.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $345 million and $93 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2016
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$2,353	$6	$—	$—	$2,359	$1,614	$93	$—	$—	$1,707
International companies	1,457	19	1	7	1,484	1,278	360	—	—	1,638
Total equity	3,810	25	1	7	3,843	2,892	453	—	—	3,345
Fixed Income
U.S. government and agencies	5,157	3,030	—	—	8,187	433	57	—	—	490
Non-U.S. government	—	1,343	—	—	1,343	—	11,171	—	—	11,171
Corporate bonds	—	20,637	13	—	20,650	—	2,352	—	—	2,352
Mortgage/other asset-backed	—	855	—	—	855	—	242	—	—	242
Commingled funds	—	—	—	153	153	—	379	—	—	379
Derivative financial instruments, net	27	(213)	—	—	(186)	5	28	—	—	33
Total fixed income	5,184	25,652	13	153	31,002	438	14,229	—	—	14,667
Alternatives
Hedge funds	—	—	—	2,802	2,802	—	—	—	1,383	1,383
Private equity	—	—	—	2,548	2,548	—	—	—	679	679
Real estate	—	—	—	1,135	1,135	—	—	—	485	485
Total alternatives	—	—	—	6,485	6,485	—	—	—	2,547	2,547
Cash and cash equivalents (b)	1,755	—	—	—	1,755	281	—	—	—	281
Other (c)	(1,146)	—	—	—	(1,146)	(543)	—	5,252	—	4,709
Total assets at fair value	$9,603	$25,677	$14	$6,645	$41,939	$3,068	$14,682	$5,252	$2,547	$25,549
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(c)
For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.5 billion at year-end 2016) and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $344 million and $106 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2017
	U.S. Plans					Non-U.S.Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$2,135	$25	$—	$—	$2,160	$1,593	$143	$—	$—	$1,736
International companies	1,669	38	1	—	1,708	1,333	428	—	—	1,761
Total equity	3,804	63	1	—	3,868	2,926	571	—	—	3,497
Fixed Income
U.S. government and agencies	6,603	2,842	—	—	9,445	495	98	—	—	593
Non-U.S. government	—	1,575	—	—	1,575	—	14,088	—	—	14,088
Corporate bonds	—	21,617	4	—	21,621	—	3,217	—	—	3,217
Mortgage/other asset-backed	—	590	—	—	590	—	301	—	—	301
Commingled funds	—	49	—	—	49	—	251	—	—	251
Derivative financial instruments, net	11	(24)	—	—	(13)	(2)	44	—	—	42
Total fixed income	6,614	26,649	4	—	33,267	493	17,999	—	—	18,492
Alternatives
Hedge funds	—	—	—	3,060	3,060	—	—	—	1,179	1,179
Private equity	—	—	—	2,322	2,322	—	—	—	722	722
Real estate	—	—	—	1,216	1,216	—	—	—	461	461
Total alternatives	—	—	—	6,598	6,598	—	—	—	2,362	2,362
Cash and cash equivalents (b)	1,380	—	—	—	1,380	388	—	—	—	388
Other (c)	(953)	—	—	—	(953)	(715)	—	5,633	—	4,918
Total assets at fair value	$10,845	$26,712	$5	$6,598	$44,160	$3,092	$18,570	$5,633	$2,362	$29,657
_______

(a)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits.

(c)
For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contract valued at $4.8 billion at year-end 2017) and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2016
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$22	$5	$—	$(13)	$—	$14
Non-U.S. Plans (a)	5,257	(5)	—	—	—	5,252

	2017
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$14	$(2)	$2	$(9)	$—	$5
Non-U.S. Plans (a)	5,252	381	—	—	—	5,633
_______

(a)	Primarily Ford-Werke plan assets (insurance contract valued at $4.5 billion and $4.8 billion at year-end 2016 and 2017, respectively).

NOTE 18.  DEBT AND COMMITMENTS

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

Debt is reported on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedging (see Note 19). Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Non-Financial Services interest income and other income/(loss), net and Financial Services other income/(loss), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

The carrying value of Automotive and Financial Services debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual				Average Effective (a)
Automotive Segment	2016	2017	2016		2017		2016		2017
Debt payable within one year
Short-term	$1,324	$1,396	10.3%		5.5%		10.3%		5.5%
Long-term payable within one year
Public unsecured debt securities	—	361
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	827	1,031
Unamortized (discount)/premium	(57)	(23)
Total debt payable within one year	2,685	3,356
Long-term debt payable after one year
Public unsecured debt securities	9,394	9,033
DOE ATVM Incentive Program	2,651	2,060
Other debt	1,573	1,848
Adjustments
Unamortized (discount)/premium	(320)	(290)
Unamortized issuance costs	(76)	(76)
Total long-term debt payable after one year	13,222	12,575	5.5%	(b)	5.1%	(b)	6.2%	(b)	5.8%	(b)
Total Automotive Segment	$15,907	$15,931

Fair value of Automotive Segment debt (c)	$17,433	$17,976

Financial Services Segment
Debt payable within one year
Short-term	$15,330	$17,153	2.3%		3.0%		2.3%		3.0%
Long-term payable within one year
Unsecured debt	12,369	13,298
Asset-backed debt	19,286	17,817
Adjustments
Unamortized (discount)/premium	(2)	1
Unamortized issuance costs	(16)	(16)
Fair value adjustments (d)	17	12
Total debt payable within one year	46,984	48,265
Long-term debt payable after one year
Unsecured debt	49,912	56,291
Asset-backed debt	30,112	34,052
Adjustments
Unamortized (discount)/premium	(9)	(5)
Unamortized issuance costs	(197)	(214)
Fair value adjustments (d)	261	(33)
Total long-term debt payable after one year	80,079	90,091	2.4%	(b)	2.5%	(b)	2.5%	(b)	2.6%	(b)
Total Financial Services Segment	$127,063	$138,356

Fair value of Financial Services Segment debt (c)	$128,777	$140,406
__________

(a)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.

(b)	Includes interest on long-term debt payable within one year and after one year.

(c)
At December 31, 2016 and 2017, the fair value of debt includes $1.1 billion of Automotive segment short-term debt and $14.3 billion and $16.4 billion of Financial Services segment short-term debt, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(d)	Adjustments related to designated fair value hedging of unsecured debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

The fair value of debt reflects interest accrued but not yet paid. Interest accrued on Automotive debt was $258 million and $267 million at December 31, 2016 and 2017, respectively. Interest accrued on Financial Services debt was $676 million and $735 million at December 31, 2016 and 2017, respectively. Accrued interest is reported in Other liabilities and deferred revenue in the current liabilities section of our consolidated balance sheet. See Note 2 for fair value method.

We paid interest of $693 million, $780 million, and $1.1 billion in 2015, 2016, and 2017, respectively, on Automotive debt. We paid interest of $2.4 billion, $2.6 billion, and $2.9 billion in 2015, 2016, and 2017, respectively, on Financial Services debt.

Maturities

Debt maturities at December 31, 2017 were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Adjustments	Total Debt Maturities
Automotive Segment
Public unsecured debt securities	$361	$—	$—	$—	$86	$8,947	$(203)	$9,191
DOE ATVM Incentive Program	591	591	591	591	287	—	—	2,651
Short-term and other debt (a)	2,427	820	319	290	147	272	(186)	4,089
Total	$3,379	$1,411	$910	$881	$520	$9,219	$(389)	$15,931

Financial Services Segment
Unsecured debt	$29,665	$13,424	$13,953	$11,308	$7,952	$9,655	$(185)	$85,772
Asset-backed debt	18,603	15,667	10,635	3,391	3,608	750	(70)	52,584
Total	$48,268	$29,091	$24,588	$14,699	$11,560	$10,405	$(255)	$138,356
__________

(a)	Primarily non-U.S. affiliate debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

Automotive Segment

Public Unsecured Debt Securities

Our public, unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2016	2017
6 1/2% Debentures due August 1, 2018	$361	$361
8 7/8% Debentures due January 15, 2022	86	86
7 1/8% Debentures due November 15, 2025	209	209
7 1/2% Debentures due August 1, 2026	193	193
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	638	638
6 3/8% Debentures due February 1, 2029 (a)	260	260
7.45% GLOBLS due July 16, 2031 (a)	1,794	1,794
8.900% Debentures due January 15, 2032	151	151
9.95% Debentures due February 15, 2032	4	4
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
9.980% Debentures due February 15, 2047	181	181
7.70% Debentures due May 15, 2097	142	142
4.346% Notes due December 8, 2026	1,500	1,500
5.291% Notes due December 8, 2046	1,300	1,300
4.75% Notes due January 15, 2043	2,000	2,000
Total public unsecured debt securities (b)	$9,394	$9,394
__________

(a)	Listed on the Luxembourg Exchange and on the Singapore Exchange.

(b)
Excludes 9.215% Debentures due September 15, 2021 with an outstanding balance at December 31, 2017 of $180 million. The proceeds from these securities were on-lent by Ford to Ford Holdings to fund Financial Services activity and are reported as Financial Services long-term debt.

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2017, an aggregate $2.7 billion was outstanding. The principal amount of the ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum). The ATVM loan is repayable in equal quarterly installments of $148 million, which began in September 2012 and will end in June 2022.

Automotive Credit Facilities

Total committed Automotive credit lines at December 31, 2017 were $12.1 billion, consisting of $10.4 billion of our corporate credit facility and $1.7 billion of local credit facilities available to non-U.S. Automotive affiliates. At December 31, 2017, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At December 31, 2017, the utilized portion of the local credit facilities was about $1.1 billion.

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

Financial Services Segment

Asset-Backed Debt

At December 31, 2017, the carrying value of our asset-backed debt was $52.6 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 22 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balances of cash related to these contributions were $0 at December 31, 2016 and 2017, and ranged from $0 to $12 million during 2016 and $0 to $9 million during 2017.

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $2 million, $(29) million, and $60 million for the years ended December 31, 2015, 2016, and 2017, respectively. See Note 19 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $630 million, $773 million, and $955 million in 2015, 2016, and 2017, respectively.

The assets and liabilities related to our asset-backed debt arrangements included on our financial statements at December 31 were as follows (in billions):

	2016	2017
Assets
Cash and cash equivalents	$3.4	$3.8
Finance receivables, net	58.3	63.2
Net investment in operating leases	11.8	11.5

Liabilities
Debt (a)	$50.4	$52.6
__________

(a)	Debt is net of unamortized discount and issuance costs.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18.  DEBT AND COMMITMENTS (Continued)

Committed Credit Facilities

At December 31, 2017, Ford Credit’s committed capacity totaled $39.7 billion of which $21.1 billion is available for use.  Ford Credit’s committed capacity is primarily comprised of unsecured credit facilities with financial institutions, committed asset-backed security lines from bank-sponsored commercial paper conduits and other financial institutions, and allocated commitments under the corporate credit facility.

NOTE 19.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) and is recognized in Cost of sales when the hedged item affects earnings. The ineffective portion is reported in Cost of sales in the period of measurement. Our policy is to de-designate foreign currency exchange cash flow hedges prior to the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through Cost of sales. If it becomes probable that the originally forecasted transaction will not occur, the related amount included in Accumulated other comprehensive income/(loss) is reclassified and recognized in earnings. Our cash flow hedges mature within three years.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Cash flow hedges (a)
Reclassified from AOCI to net income	$(239)	$537	$456
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	370	367	217
Ineffectiveness (b)	3	4	(1)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	425	257	(662)
Cross-currency interest rate swap contracts	100	398	103
Interest rate contracts	(58)	(9)	58
Commodity contracts	(64)	7	74
Total	$537	$1,561	$245
__________

(a)	For 2015, 2016, and 2017, a $123 million gain, a $770 million gain, and a $134 million gain, respectively, were recorded in Other comprehensive income/(loss), net of tax.

(b)
For 2015, 2016, and 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $72 million gain, $120 million loss, and $268 million loss, respectively, and a change in value on hedged debt attributable to the change in benchmark interest rates of $69 million loss, $124 million gain, and $267 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2016			2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,091	$620	$257	$19,595	$407	$306
Fair value hedges
Interest rate contracts	33,175	487	80	28,008	248	135
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	17,227	379	194	20,679	172	302
Cross-currency interest rate swap contracts	3,201	242	8	4,006	408	28
Interest rate contracts	61,689	156	74	60,504	276	137
Commodity contracts	531	11	6	660	37	4
Total derivative financial instruments, gross (a) (b)	$134,914	$1,895	$619	$133,452	$1,548	$912

Current portion		$1,108	$371		$802	$568
Non-current portion		787	248		746	344
Total derivative financial instruments, gross		$1,895	$619		$1,548	$912
__________

(a)	At December 31, 2016 and 2017, we held collateral of $15 million, and we posted collateral of $12 million and $38 million, respectively.

(b)
At December 31, 2016 and 2017, the fair value of assets and liabilities available for counterparty netting was $554 million and $618 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

NOTE 20. REDEEMABLE NONCONTROLLING INTEREST

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

The value of the redeemable noncontrolling interest, reflecting the redemption features embedded in the 50% equity interest in the joint venture that is held by Sollers, reported in the mezzanine section of our balance sheet at December 31, 2016 and 2017 was $96 million and $98 million, respectively. The redeemable noncontrolling interest is exercisable beginning on January 1, 2019.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Foreign currency translation
Beginning balance	$(2,438)	$(3,570)	$(4,593)
Gains/(Losses) on foreign currency translation	(969)	(494)	38
Less: Tax/(Tax benefit) (a)	177	537	(294)
Net gains/(losses) on foreign currency translation	(1,146)	(1,031)	332
(Gains)/Losses reclassified from AOCI to net income (b)	14	8	(16)
Other comprehensive income/(loss), net of tax	(1,132)	(1,023)	316
Ending balance	$(3,570)	$(4,593)	$(4,277)

Marketable securities
Beginning balance	$—	$(6)	$(14)
Gains/(Losses) on available for sale securities	(10)	(13)	(53)
Less: Tax/(Tax benefit)	(4)	(10)	(15)
Net gains/(losses) on available for sale securities	(6)	(3)	(38)
(Gains)/Losses reclassified from AOCI to net income	—	(1)	5
Less: Tax/(Tax benefit)	—	4	1
Net (gains)/losses reclassified from AOCI to net income	—	(5)	4
Other comprehensive income/(loss), net of tax	(6)	(8)	(34)
Ending balance	$(6)	$(14)	$(48)

Derivative instruments
Beginning balance	$(163)	$64	$283
Gains/(Losses) on derivative instruments	123	770	134
Less: Tax/(Tax benefit)	50	144	80
Net gains/(losses) on derivative instruments	73	626	54
(Gains)/Losses reclassified from AOCI to net income	239	(537)	(456)
Less: Tax/(Tax benefit)	85	(130)	(137)
Net (gains)/losses reclassified from AOCI to net income (c)	154	(407)	(319)
Other comprehensive income/(loss), net of tax	227	219	(265)
Ending balance	$64	$283	$18

Pension and other postretirement benefits
Beginning balance	$(2,664)	$(2,745)	$(2,689)
Prior service (costs)/credits arising during the period	(104)	(16)	5
Less: Tax/(Tax benefit)	(41)	(4)	—
Net prior service (costs)/credits arising during the period	(63)	(12)	5
Amortization and recognition of prior service costs/(credits) (d)	(2)	66	60
Less: Tax/(Tax benefit)	6	22	20
Net prior service costs/(credits) reclassified from AOCI to net income	(8)	44	40
Translation impact on non-U.S. plans	(10)	24	(8)
Other comprehensive income/(loss), net of tax	(81)	56	37
Ending balance	$(2,745)	$(2,689)	$(2,652)

Total AOCI ending balance at December 31	$(6,257)	$(7,013)	$(6,959)
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

(b)	Reclassified to Non-Financial Services other income/(loss), net.

(c)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $49 million. See Note 19 for additional information.

(d)	Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost/(income). See Note 17 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22.  VARIABLE INTEREST ENTITIES

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

VIEs of Which We are Not the Primary Beneficiary

Certain of our joint ventures are VIEs, in which the power to direct economically significant activities is shared with the joint venture partner. Our investments in these joint ventures are accounted for as equity method investments. Our maximum exposure to any potential losses associated with these joint ventures is limited to our investment, including loans, and was $262 million and $222 million at December 31, 2016 and 2017, respectively.

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

In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, and would therefore also be consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities, and related activity of these transactions are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheet. See Note 18 for additional information on the accounting for asset-backed debt and the assets securing this debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty.

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities at December 31 were as follows (in millions):

	2016	2017
Maximum potential payments	$177	$1,397
Carrying value of recorded liabilities related to guarantees and limited indemnities	23	408

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.2 billion as of December 31, 2017 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $392 million as our best estimate of the amount we will have to pay under the guarantee.  See Note 3 for additional information on the adoption of the new revenue standard.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23.  COMMITMENTS AND CONTINGENCIES (Continued)

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $600 million.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the years ended December 31 were as follows (in millions):

	2016	2017
Beginning balance	$4,558	$4,960
Payments made during the period	(3,286)	(3,457)
Changes in accrual related to warranties issued during the period	2,326	2,260
Changes in accrual related to pre-existing warranties	1,360	1,415
Foreign currency translation and other	2	118
Ending balance	$4,960	$5,296

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

Automotive and Financial Services comprise separate reportable segments. Ford Smart Mobility LLC and Central Treasury Operations did not meet the quantitative thresholds in this reporting period to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as All Other. Prior period amounts were adjusted retrospectively to reflect the change to our reportable segments.
Below is a description of our reportable segments and the business activities included in All Other.

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. The segment includes five regional business units:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.
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

Ford Smart Mobility LLC is a subsidiary formed to design, build, grow, and invest in mobility services. Designed to compete like a start-up company, Ford Smart Mobility LLC designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

Key operating data for the years ended or at December 31 were as follows (in millions):

	Automotive	Financial Services	All Other	Special Items	Adjustments		Total
2015
Revenues	$140,566	$8,992	$—	$—	$—		$149,558
Pre-tax results - income/(loss)	9,568	2,028	(796)	(548)	—		10,252
Depreciation and tooling amortization	4,332	3,661	—	—	—		7,993
Interest expense	—	2,454	773	—	—		3,227
Investment-related interest income	42	76	191	—	—		309
Equity in net income/(loss) of affiliated companies	1,786	32	—	—	—		1,818
Cash outflow for capital spending	7,147	49	—	—	—		7,196
Cash, cash equivalents, and marketable securities	23,567	11,609	—	—	—		35,176
Total assets	91,959	137,026	—	—	(4,060)	(a)	224,925
Debt	12,839	120,015	—	—	—		132,854
Operating cash flows	7,285	3,876	—	—	5,065	(b)	16,226

2016
Revenues	$141,546	$10,253	$1	$—	$—		$151,800
Pre-tax results - income/(loss)	9,422	1,820	(867)	(3,579)	—		6,796
Depreciation and tooling amortization	4,667	4,356	—	—	—		9,023
Interest expense	—	2,808	894	—	—		3,702
Investment-related interest income	75	74	142	—	—		291
Equity in net income/(loss) of affiliated companies	1,747	33	—	—	—		1,780
Cash outflow for capital spending	6,947	45	—	—	—		6,992
Cash, cash equivalents, and marketable securities	27,462	11,357	8	—	—		38,827
Total assets	96,929	146,252	69	—	(5,299)	(a)	237,951
Debt	15,907	127,063	—	—	—		142,970
Operating cash flows	6,385	8,754	(7)	—	4,718	(b)	19,850

2017
Revenues	$145,653	$11,113	$10	$—	$—		$156,776
Pre-tax results - income/(loss)	7,259	2,248	(1,070)	(289)	—		8,148
Depreciation and tooling amortization	4,963	4,159	—	—	—		9,122
Interest expense	—	3,231	1,133	—	—		4,364
Investment-related interest income	93	113	253	—	—		459
Equity in net income/(loss) of affiliated companies	1,169	32	—	—	—		1,201
Cash outflow for capital spending	7,001	45	3	—	—		7,049
Cash, cash equivalents, and marketable securities	26,484	12,439	4	—	—		38,927
Total assets	102,885	160,338	96	—	(5,511)	(a)	257,808
Debt	15,931	138,356	—	—	—		154,287
Operating cash flows	3,908	9,244	(74)	—	5,018	(b)	18,096
__________

(a)	Includes deferred tax netting and eliminations of intersegment transactions occurring in the ordinary course of business.

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

	2015	2016	2017
Automotive capital spending	$7,147	$6,947	$7,001
Settlements of derivatives	76	(610)	(217)
Funded pension contributions	(1,115)	(1,155)	(1,434)
Separation payments	(613)	(336)	(281)
Other	(430)	(128)	(51)
Total operating cash flow adjustments	$5,065	$4,718	$5,018

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24.  SEGMENT INFORMATION (Continued)

Geographic Information

We report revenue on a “where-sold” basis, which reflects the revenue within the country in which the ultimate sale or financing is made to our external customer.

Total Company revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2015		2016		2017
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$93,142	$39,853	$93,433	$42,946	$93,844	$42,504
United Kingdom	11,451	1,490	10,041	1,302	9,619	1,691
Canada	8,978	3,814	10,028	4,264	10,580	4,771
Germany	6,950	2,203	7,322	2,254	7,265	3,182
All Other	29,037	9,896	30,976	10,135	35,468	11,414
Total Company	$149,558	$57,256	$151,800	$60,901	$156,776	$63,562
__________

(a)	Includes Net property and Net investment in operating leases from our consolidated balance sheet.

NOTE 25.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions, except per share amounts):

	2016				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$37,718	$39,485	$35,943	$38,654	$39,146	$39,853	$36,451	$41,326
Income/(Loss) before income taxes	3,651	2,875	1,387	(1,117)	2,243	2,259	1,757	1,889

Amounts Attributable to Ford Motor Company Common and Class B Shareholders
Net income/(loss)	$2,452	$1,970	$957	$(783)	$1,587	$2,042	$1,564	$2,409

Common and Class B per share from income from continuing operations
Basic	$0.62	$0.50	$0.24	$(0.20)	$0.40	$0.51	$0.39	$0.61
Diluted	0.61	0.49	0.24	(0.20)	0.40	0.51	0.39	0.60
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

The fourth quarter 2017 results include a curtailment gain of $354 million relating to a plan amendment to our principal salaried defined benefit pension plan in the United States.

The fourth quarter 2017 net income includes tax benefits of $398 million and $484 million related to U.S. tax legislation in the Tax Cuts and Jobs Act of 2017 and non-U.S. restructuring, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2015
Allowances deducted from assets
Credit losses	$384	$347		$294	(a)	$437
Doubtful receivables	455	(7)		76	(b)	372
Inventories (primarily service part obsolescence)	254	(29)	(c)	—		225
Deferred tax assets	1,604	227	(d)	—		1,831
Total allowances deducted from assets	$2,697	$538		$370		$2,865

For the Year Ended December 31, 2016
Allowances deducted from assets
Credit losses	$437	$551		$421	(a)	$567
Doubtful receivables	372	24		19	(b)	377
Inventories (primarily service part obsolescence)	225	(33)	(c)	—		192
Deferred tax assets	1,831	209	(d)	1,131	(e)	909
Total allowances deducted from assets	$2,865	$751		$1,571		$2,045

For the Year Ended December 31, 2017
Allowances deducted from assets
Credit losses	$567	$595		$483	(a)	$679
Doubtful receivables	377	24		(3)	(b)	404
Inventories (primarily service part obsolescence)	192	14	(c)	—		206
Deferred tax assets	909	583	(d)	—		1,492
Total allowances deducted from assets	$2,045	$1,216		$480		$2,781
_________

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments.

(c)	Net change in inventory allowances, including translation adjustments.

(d)
Includes $(142) million, $26 million, and $127 million in 2015, 2016, and 2017, respectively, of valuation allowance for deferred tax assets through Accumulated other comprehensive income/(loss), including translation adjustments and $369 million, $183 million, and $456 million in 2015, 2016, and 2017, respectively, of valuation allowance for deferred tax assets through the income statement.

(e)
During 2016 we elected to tax a significant portion of our South American operations simultaneously in U.S. tax returns resulting in a $1.1 billion reduction in deferred tax assets and related valuation allowance.

FSS-1