Form 10-Q
period 2018-03-31
FORD MOTOR CO
filed 2018-04-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of April 20, 2018, Ford had outstanding 3,914,101,588 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

67

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Revenues
Automotive	$36,475	$39,012
Ford Credit	2,669	2,943
Mobility	2	4
Total revenues (Note 3)	39,146	41,959

Costs and expenses
Cost of sales	32,700	35,753
Selling, administrative, and other expenses	2,764	2,747
Ford Credit interest, operating, and other expenses	2,218	2,338
Total costs and expenses	37,682	40,838

Interest expense on Automotive debt	279	275
Interest expense on Other debt	14	14

Other income/(loss), net (Note 4)	734	863
Equity in net income of affiliated companies	346	224
Income before income taxes	2,251	1,919
Provision for/(Benefit from) income taxes	652	174
Net income	1,599	1,745
Less: Income/(Loss) attributable to noncontrolling interests	7	9
Net income attributable to Ford Motor Company	$1,592	$1,736

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.40	$0.44
Diluted income	0.40	0.43

Cash dividends declared	0.20	0.28

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Net income	$1,599	$1,745
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	242	295
Marketable securities	(1)	(47)
Derivative instruments	(168)	33
Pension and other postretirement benefits	9	8
Total other comprehensive income/(loss), net of tax	82	289
Comprehensive income	1,681	2,034
Less: Comprehensive income/(loss) attributable to noncontrolling interests	5	8
Comprehensive income attributable to Ford Motor Company	$1,676	$2,026
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	March 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$18,492	$17,940
Marketable securities (Note 7)	20,435	22,131
Ford Credit finance receivables, net (Note 8)	52,210	54,680
Trade and other receivables, less allowances of $392 and $411	10,599	12,386
Inventories (Note 10)	11,176	12,371
Other assets	3,889	3,756
Total current assets	116,801	123,264

Ford Credit finance receivables, net (Note 8)	56,182	57,121
Net investment in operating leases	28,235	28,331
Net property	35,327	36,118
Equity in net assets of affiliated companies	3,085	3,213
Deferred income taxes	10,762	10,637
Other assets	8,104	8,546
Total assets	$258,496	$267,230

LIABILITIES
Payables	$23,282	$25,480
Other liabilities and deferred revenue (Note 12)	19,697	21,415
Automotive debt payable within one year (Note 14)	3,356	3,751
Ford Credit debt payable within one year (Note 14)	48,265	49,232
Total current liabilities	94,600	99,878

Other liabilities and deferred revenue (Note 12)	24,711	24,845
Automotive long-term debt (Note 14)	12,575	12,071
Ford Credit long-term debt (Note 14)	89,492	92,681
Other long-term debt (Note 14)	599	599
Deferred income taxes	815	622
Total liabilities	222,792	230,696

Redeemable noncontrolling interest	98	98

EQUITY
Common Stock, par value $.01 per share (3,998 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,843	21,841
Retained earnings	21,906	22,529
Accumulated other comprehensive income/(loss) (Note 16)	(6,959)	(6,669)
Treasury stock	(1,253)	(1,342)
Total equity attributable to Ford Motor Company	35,578	36,400
Equity attributable to noncontrolling interests	28	36
Total equity	35,606	36,436
Total liabilities and equity	$258,496	$267,230

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2017	March 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$2,866
Ford Credit finance receivables, net	56,250	59,145
Net investment in operating leases	11,503	11,984
Other assets	64	63
LIABILITIES
Other liabilities and deferred revenue	$2	$5
Debt	46,437	50,366
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$4,336	$3,514

Cash flows from investing activities
Capital spending	(1,706)	(1,779)
Acquisitions of finance receivables and operating leases	(13,467)	(15,683)
Collections of finance receivables and operating leases	10,695	12,956
Purchases of equity and debt securities	(8,878)	(7,867)
Sales and maturities of equity and debt securities	9,551	6,040
Settlements of derivatives	156	(61)
Other	(3)	(150)
Net cash provided by/(used in) investing activities	(3,652)	(6,544)

Cash flows from financing activities
Cash dividends	(795)	(1,113)
Purchases of common stock	—	(89)
Net changes in short-term debt	658	(909)
Proceeds from issuance of other debt	13,253	16,953
Principal payments on other debt	(11,911)	(12,360)
Other	(85)	(68)
Net cash provided by/(used in) financing activities	1,120	2,414

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	101	115

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$1,905	$(501)

Cash, cash equivalents, and restricted cash at January 1 (Note 7)	$16,019	$18,638
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,905	(501)
Cash, cash equivalents, and restricted cash at March 31 (Note 7)	$17,924	$18,137

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2016	$41	$21,630	$16,193	$(7,013)	$(1,122)	$29,729	$17	$29,746
Adoption of accounting standards	—	6	566	—	—	572	—	572
Net income	—	—	1,592	—	—	1,592	7	1,599
Other comprehensive income/(loss), net of tax	—	—	—	84	—	84	(2)	82
Common stock issued (including share-based compensation impacts)	—	1	—	—	—	1	—	1
Treasury stock/other	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	(795)	—	—	(795)	—	(795)
Balance at March 31, 2017	$41	$21,637	$17,556	$(6,929)	$(1,122)	$31,183	$22	$31,205

Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	1,736	—	—	1,736	9	1,745
Other comprehensive income/(loss), net of tax	—	—	—	290	—	290	(1)	289
Common stock issued (including share-based compensation impacts)	—	(2)	—	—	—	(2)	—	(2)
Treasury stock/other	—	—	—	—	(89)	(89)	—	(89)
Cash dividends declared	—	—	(1,113)	—	—	(1,113)	—	(1,113)
Balance at March 31, 2018	$41	$21,841	$22,529	$(6,669)	$(1,342)	$36,400	$36	$36,436

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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K Report”). We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

Change in Presentation

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we now manage our business. Based on recent changes to our organization structure and how our Chief Operating Decision Maker (CODM) reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit. See Note 18 for a description of our new segment presentation.

Change in Accounting

We carry inventory on our consolidated balance sheet that is comprised of finished products, raw materials, work-in-process, and supplies. As of January 1, 2018, we changed our accounting method for U.S. inventories to a first-in, first-out basis from a last-in, first-out basis. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions in our business, and improves comparability with our peers. The effect of this change was immaterial on our consolidated income statement, balance sheet, and statement of cash flow amounts for the interim period ended March 31, 2018.

We have retrospectively applied this change in accounting method to all prior periods. As of December 31, 2016, the cumulative effect of the change increased Retained earnings by $559 million.

The effect of this change on our consolidated financial statements was as follows (in millions except for per share amounts):

	For the period ended March 31, 2017
	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Income Statement

Cost of Sales	$32,708	$32,700	$(8)
Income before income taxes	2,243	2,251	8
Provision for/ (Benefit from) income taxes	649	652	3
Net income	1,594	1,599	5
Net income attributable to Ford Motor Company	1,587	1,592	5
Basic earning per share attributable to Ford Motor Company	0.40	0.40	—
Diluted earning per share attributable to Ford Motor Company	0.40	0.40	—

	December 31, 2017
	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Balance Sheet

Inventories	$10,277	$11,176	$899
Deferred income taxes (assets)	10,973	10,762	(211)
Retained earnings	21,218	21,906	688

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

ASU 2017-12, Derivatives and Hedging. On January 1, 2018, we adopted the amendments to accounting standard codification 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting.  Adoption did not have a material impact on our financial statements.  We continue to assess opportunities enabled by the new standard to expand our risk management strategies.
ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. On January 1, 2018, we adopted ASU 2016-01 and the related amendments. This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. We anticipate adoption may increase the volatility on our consolidated income statement.
We also adopted the following standards during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We will adopt the new credit loss guidance by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Ford Credit finance receivables, net on our consolidated balance sheet and do not expect a material impact to our consolidated income statement.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will add between $1.5 billion and $2 billion in right-of-use assets and lease obligations to our consolidated balance sheet and will not significantly impact results. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2017
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$34,996	$—	$—	$34,996
Used vehicles	873	—	—	873
Extended service contracts	275	—	—	275
Other revenue	224	2	49	275
Revenues from sales and services	36,368	2	49	36,419

Leasing income	107	—	1,366	1,473
Financing income	—	—	1,214	1,214
Insurance income	—	—	40	40
Total revenues	$36,475	$2	$2,669	$39,146

	First Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$37,417	$—	$—	$37,417
Used vehicles	928	—	—	928
Extended service contracts	329	—	—	329
Other revenue	219	4	55	278
Revenues from sales and services	38,893	4	55	38,952

Leasing income	119	—	1,415	1,534
Financing income	—	—	1,432	1,432
Insurance income	—	—	41	41
Total revenues	$39,012	$4	$2,943	$41,959

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our vehicles, parts, accessories, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold. We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverages beyond our base warranties over the life of the contract. We do not have any material significant payment terms as payment is received at or shortly after the point of sale.

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer pays Ford Credit when it sells the vehicle to the retail customer. Payment terms on part sales to dealers, distributors, and retailers range from 30 days to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result, we recorded a decrease to revenue recognized in prior periods of $610 million and $718 million in the first quarter of 2017 and 2018, respectively.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at contract inception and recognize revenue over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations. At January 1, 2017 and December 31, 2017, $3.5 billion and $3.8 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue. We recognized $270 million and $298 million of the unearned amounts as revenue during the first quarter of 2017 and 2018, respectively. At March 31, 2018, the unearned amount was $3.9 billion. We expect to recognize approximately $900 million of the unearned amount in the remainder of 2018, $1 billion in 2019, and $2 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $232 million and $244 million in deferred costs as of December 31, 2017 and March 31, 2018, respectively, and recognized $15 million and $18 million of amortization during the first quarter of 2017 and 2018, respectively.

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

Ford Credit Segment

Leasing Income. Ford Credit offers leasing plans to retail consumers through Ford and Lincoln brand dealers who originate the leases. Ford Credit records an operating lease upon purchase of a vehicle subject to a lease from the dealer. The retail consumer makes lease payments representing the difference between Ford Credit’s purchase price of the vehicle and the contractual residual value of the vehicle, plus lease fees that we recognize on a straight-line basis over the term of the lease agreement. Depreciation and the gain or loss upon disposition of the vehicle is recorded in Ford Credit interest, operating, and other expenses.

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

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Net periodic pension and OPEB income/(cost), excluding service cost	$390	$477
Investment-related interest income	92	146
Interest income/(expense) on income taxes	1	1
Realized and unrealized gains/(losses) on cash equivalents and marketable securities	51	(5)
Gains/(Losses) on changes in investments in affiliates	(1)	58
Royalty income	154	143
Other	47	43
Total	$734	$863

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

For the first quarter of 2018, our effective tax rate was 9.1%. During the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2017	2018
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,592	$1,736
Diluted income	1,592	1,736

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,976	3,974
Net dilutive options, unvested restricted stock units, and restricted stock	23	23
Diluted shares	3,999	3,997

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2017
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$913	$—	$—	$913
U.S. government agencies	2	433	—	300	733
Non-U.S. government and agencies	2	—	—	703	703
Corporate debt	2	55	—	25	80
Total marketable securities classified as cash equivalents		1,401	—	1,028	2,429
Cash, time deposits, and money market funds		7,529	4	8,530	16,063
Total cash and cash equivalents		$8,930	$4	$9,558	$18,492

Marketable securities
U.S. government	1	$5,580	$—	$966	$6,546
U.S. government agencies	2	2,484	—	384	2,868
Non-U.S. government and agencies	2	5,270	—	660	5,930
Corporate debt	2	4,031	—	848	4,879
Equities	1	138	—	—	138
Other marketable securities	2	51	—	23	74
Total marketable securities		$17,554	$—	$2,881	$20,435

		March 31, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$55	$—	$44	$99
U.S. government agencies	2	150	—	50	200
Non-U.S. government and agencies	2	225	—	556	781
Corporate debt	2	54	—	274	328
Total marketable securities classified as cash equivalents		484	—	924	1,408
Cash, time deposits, and money market funds		8,675	15	7,842	16,532
Total cash and cash equivalents		$9,159	$15	$8,766	$17,940

Marketable securities
U.S. government	1	$4,808	$—	$1,116	$5,924
U.S. government agencies	2	2,511	—	265	2,776
Non-U.S. government and agencies	2	5,548	—	1,517	7,065
Corporate debt	2	5,198	—	680	5,878
Equities	1	154	—	—	154
Other marketable securities	2	204	—	130	334
Total marketable securities		$18,423	$—	$3,708	$22,131

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities on our balance sheet were as follows (in millions):

	December 31, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,669	$—	$(18)	$3,651	$1,377	$2,274	$—
U.S. government agencies	1,915	—	(15)	1,900	265	1,620	15
Non-U.S. government and agencies	4,021	—	(28)	3,993	197	3,771	25
Corporate debt	1,716	1	(8)	1,709	194	1,509	6
Other marketable securities	17	—	—	17	—	16	1
Total	$11,338	$1	$(69)	$11,270	$2,033	$9,190	$47

	March 31, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years
Automotive
U.S. government	$3,120	$—	$(23)	$3,097	$2,168	$929	$—
U.S. government agencies	2,010	—	(24)	1,986	385	1,583	18
Non-U.S. government and agencies	4,047	—	(56)	3,991	2	3,989	—
Corporate debt	2,189	1	(29)	2,161	198	1,954	9
Other marketable securities	168	—	(1)	167	—	110	57
Total	$11,534	$1	$(133)	$11,402	$2,753	$8,565	$84

Sales proceeds and gross realized gains/(losses) from the sale of AFS debt securities prior to maturity, recorded in the income statement for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Automotive
Sales proceeds	$1,301	$1,339
Gross realized gains	1	—
Gross realized losses	2	6

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$2,382	$(9)	$903	$(9)	$3,285	$(18)
U.S. government agencies	1,625	(12)	260	(3)	1,885	(15)
Non-U.S. government and agencies	3,148	(20)	510	(8)	3,658	(28)
Corporate debt	1,396	(8)	—	—	1,396	(8)
Total	$8,551	$(49)	$1,673	$(20)	$10,224	$(69)

	March 31, 2018
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$2,065	$(13)	$976	$(10)	$3,041	$(23)
U.S. government agencies	1,384	(16)	538	(8)	1,922	(24)
Non-U.S. government and agencies	3,345	(46)	483	(10)	3,828	(56)
Corporate debt	1,956	(29)	—	—	1,956	(29)
Other marketable securities	148	(1)	—	—	148	(1)
Total	$8,898	$(105)	$1,997	$(28)	$10,895	$(133)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the three months ended March 31, 2017 and 2018, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	March 31, 2018
Cash and cash equivalents	$18,492	$17,940
Restricted cash (a)	146	197
Total cash, cash equivalents, and restricted cash	$18,638	$18,137
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Other Securities

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $363 million and $369 million at December 31, 2017 and March 31, 2018, respectively. There were no material adjustments to the fair values of these investments during the period ended March 31, 2018.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2017	March 31, 2018
Consumer
Retail financing, gross	$78,331	$79,484
Unearned interest supplements	(3,280)	(3,258)
Consumer finance receivables	75,051	76,226
Non-Consumer
Dealer financing	33,938	36,175
Non-Consumer finance receivables	33,938	36,175
Total recorded investment	$108,989	$112,401

Recorded investment in finance receivables	$108,989	$112,401
Allowance for credit losses	(597)	(600)
Finance receivables, net	$108,392	$111,801

Current portion	$52,210	$54,680
Non-current portion	56,182	57,121
Finance receivables, net	$108,392	$111,801

Net finance receivables subject to fair value (a)	$105,106	$108,297
Fair value	104,521	107,650
__________

(a)
At December 31, 2017 and March 31, 2018, Finance receivables, net includes $3.3 billion and $3.5 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2017 and March 31, 2018, was $240 million and $243 million, respectively, of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2017 and March 31, 2018, were consumer receivables of $38.9 billion and $39.3 billion, respectively, and non-consumer receivables of $24.5 billion and $26.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $23 million at December 31, 2017 and March 31, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimus at December 31, 2017 and March 31, 2018, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2017	March 31, 2018
Consumer
31-60 days past due	$748	$667
61-90 days past due	113	85
91-120 days past due	36	33
Greater than 120 days past due	37	41
Total past due	934	826
Current	74,117	75,400
Consumer finance receivables	75,051	76,226

Non-Consumer
Total past due	122	95
Current	33,816	36,080
Non-Consumer finance receivables	33,938	36,175
Total recorded investment	$108,989	$112,401

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	March 31, 2018
Dealer Financing
Group I	$26,252	$27,533
Group II	5,908	6,690
Group III	1,640	1,844
Group IV	138	108
Total recorded investment	$33,938	$36,175

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and March 31, 2018 was $386 million, or 0.5% of consumer receivables, and $380 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and March 31, 2018 was $138 million, or 0.4% of non-consumer receivables, and $108 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2017
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484
Charge-offs	(123)	(2)	(125)
Recoveries	34	—	34
Provision for credit losses	121	—	121
Other (a)	3	—	3
Ending balance (b)	$504	$13	$517

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$483	$13	$496
Specific impairment allowance	21	—	21
Ending balance (b)	504	13	517

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	65,950	33,317	99,267
Specifically evaluated for impairment	385	164	549
Recorded investment	66,335	33,481	99,816

Ending balance, net of allowance for credit losses	$65,831	$33,468	$99,299
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $584 million.

	First Quarter 2018
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597
Charge-offs	(131)	(2)	(133)
Recoveries	39	1	40
Provision for credit losses	92	2	94
Other (a)	2	—	2
Ending balance (b)	$584	$16	$600

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$15	$578
Specific impairment allowance	21	1	22
Ending balance (b)	584	16	600

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	75,846	36,067	111,913
Specifically evaluated for impairment	380	108	488
Recorded investment	76,226	36,175	112,401

Ending balance, net of allowance for credit losses	$75,642	$36,159	$111,801
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $671 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2017	March 31, 2018
Raw materials, work-in-process, and supplies	$4,397	$4,710
Finished products	6,779	7,661
Total inventories	$11,176	$12,371

NOTE 11. GOODWILL

The net carrying amount of goodwill was $75 million and $274 million at December 31, 2017 and March 31, 2018, respectively, and is reported in Other Assets in the non-current section of our consolidated balance sheet . In the first quarter of 2018, Mobility completed the acquisition of Autonomic and TransLoc which resulted in $199 million of goodwill.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2017	March 31, 2018
Current
Dealer and dealers’ customer allowances and claims	$10,902	$12,496
Deferred revenue	2,107	2,336
Employee benefit plans	1,661	1,352
Accrued interest	1,057	924
OPEB (a)	348	347
Pension (a)	229	232
Other	3,393	3,728
Total current other liabilities and deferred revenue	$19,697	$21,415
Non-current
Pension (a)	$9,932	$9,980
OPEB (a)	5,821	5,755
Dealer and dealers’ customer allowances and claims	2,471	2,286
Deferred revenue	3,829	3,895
Employee benefit plans	1,139	1,156
Other	1,519	1,773
Total non-current other liabilities and deferred revenue	$24,711	$24,845
__________

(a)
Balances at March 31, 2018 reflect pension and OPEB liabilities at December 31, 2017, updated (where applicable) for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2017. Included in Other assets are pension assets of $3.5 billion and $3.9 billion at December 31, 2017 and March 31, 2018, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 was as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2017	2018	2017	2018	2017	2018
Service cost	$133	$136	$134	$152	$12	$14
Interest cost	381	367	159	176	49	49
Expected return on assets	(683)	(722)	(330)	(334)	—	—
Amortization of prior service costs/(credits)	36	36	9	6	(30)	(27)
Net remeasurement (gain)/loss	—	(26)	—	—	—	—
Separation programs/other	3	11	16	2	—	—
Settlements and curtailments	—	(15)	—	—	—	—
Net periodic benefit cost/(income)	$(130)	$(213)	$(12)	$2	$31	$36

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net of our consolidated income statement.

In the first quarter of 2018, we recognized both a remeasurement gain and a curtailment gain related to amendments to our U.S. defined benefit plans for senior management.  Effective December 31, 2019, the plans will have a 35-year limit for service and pay for purposes of determining the pension benefits.

Pension Plan Contributions

During 2018, we expect to contribute about $500 million (most of which are mandatory contributions) from cash and cash equivalents to our global funded pension plans, and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $850 million. In the first quarter of 2018, we contributed about $90 million to our global funded pension plans and made about $90 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2017	March 31, 2018
Debt payable within one year
Short-term	$1,396	$1,260
Long-term payable within one year
Public unsecured debt securities	361	361
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,031	1,563
Unamortized (discount)/premium	(23)	(24)
Total debt payable within one year	3,356	3,751
Long-term debt payable after one year
Public unsecured debt securities	9,033	9,033
DOE ATVM Incentive Program	2,060	1,913
Other debt	1,848	1,469
Adjustments
Unamortized (discount)/premium	(290)	(269)
Unamortized issuance costs	(76)	(75)
Total long-term debt payable after one year	12,575	12,071
Total Automotive	$15,931	$15,822

Fair value of Automotive debt (a)	$17,976	$17,046

Ford Credit
Debt payable within one year
Short-term	$17,153	$16,604
Long-term payable within one year
Unsecured debt	13,298	14,195
Asset-backed debt	17,817	18,461
Adjustments
Unamortized (discount)/premium	1	—
Unamortized issuance costs	(16)	(18)
Fair value adjustments (b)	12	(10)
Total debt payable within one year	48,265	49,232
Long-term debt payable after one year
Unsecured debt	55,687	56,504
Asset-backed debt	34,052	36,744
Adjustments
Unamortized (discount)/premium	(2)	1
Unamortized issuance costs	(212)	(218)
Fair value adjustments (b)	(33)	(350)
Total long-term debt payable after one year	89,492	92,681
Total Ford Credit	$137,757	$141,913

Fair value of Ford Credit debt (a)	$139,605	$142,891

Other
Long-term debt payable after one year
Unsecured debt	$604	$604
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(2)	(2)
Total Other	$599	$599

Fair value of Other debt	$801	$763
__________

(a)
The fair value of debt includes $1.1 billion and $1 billion of Automotive segment short-term debt and $16.4 billion and $15.5 billion of Ford Credit segment short-term debt at December 31, 2017 and March 31, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Cash flow hedges (a)
Reclassified from AOCI to Cost of sales	$118	$17
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	70	26
Fair value changes on hedging instruments (b)	(89)	(339)
Fair value changes on hedged debt (b)	85	329
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(208)	(116)
Cross-currency interest rate swap contracts	58	(58)
Interest rate contracts	7	(17)
Commodity contracts	42	(46)
Total	$83	$(204)
__________

(a)	For the first quarter of 2017 and 2018, a $112 million loss and a $61 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the first quarter of 2017, the fair value changes on hedging instruments and on hedged debt were recorded in Other income/(loss), net; effective first quarter 2018, these amounts were recorded in Ford Credit interest, operating, and other expenses.

(c)
For the first quarter of 2017 and 2018, a $29 million loss and a $12 million loss were recorded in Other income/(loss), net and a $179 million loss and a $104 million loss were recorded in Cost of sales, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on our consolidated balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			March 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,595	$407	$306	$19,355	$376	$232
Fair value hedges
Interest rate contracts	28,008	248	135	30,250	139	516
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,679	172	302	21,202	150	196
Cross-currency interest rate swap contracts	4,006	408	28	5,712	305	60
Interest rate contracts	60,504	276	137	60,453	282	184
Commodity contracts	660	37	4	645	3	24
Total derivative financial instruments, gross (a) (b)	$133,452	$1,548	$912	$137,617	$1,255	$1,212

Current portion		$802	$568		$647	$578
Non-current portion		746	344		608	634
Total derivative financial instruments, gross		$1,548	$912		$1,255	$1,212
__________

(a)	At December 31, 2017 and March 31, 2018, we held collateral of $15 million and $22 million, and we posted collateral of $38 million and $55 million, respectively.

(b)
At December 31, 2017 and March 31, 2018, the fair value of assets and liabilities available for counterparty netting was $618 million and $494 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Fair Value Hedges

The carrying value of and fair value adjustments to our hedged debt were as follows (in millions):

	December 31, 2017		March 31, 2018
	Carrying Value	Fair Value Adjustments (a)	Carrying Value	Fair Value Adjustments (a)
Ford Credit debt payable within one year	$5,186	$12	$5,899	$(10)
Ford Credit long-term debt	33,790	(33)	33,834	(350)
Total	$38,976	$(21)	$39,733	$(360)
__________

(a)	At December 31, 2017 and March 31, 2018, the balance includes unfavorable adjustments of $77 million and $66 million, respectively, related to discontinued hedging relationships.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Foreign currency translation
Beginning balance	$(4,593)	$(4,277)
Gains/(Losses) on foreign currency translation	189	244
Less: Tax/(Tax benefit)	(54)	(50)
Net gains/(losses) on foreign currency translation	243	294
(Gains)/Losses reclassified from AOCI to net income (a)	—	2
Other comprehensive income/(loss), net of tax	243	296
Ending balance	$(4,350)	$(3,981)

Marketable securities
Beginning balance	$(14)	$(48)
Gains/(Losses) on available for sale securities	1	(69)
Less: Tax/(Tax benefit)	3	(17)
Net gains/(losses) on available for sale securities	(2)	(52)
(Gains)/Losses reclassified from AOCI to net income	1	6
Less: Tax/(Tax benefit)	—	1
Net (gains)/losses reclassified from AOCI to net income	1	5
Other comprehensive income/(loss), net of tax	(1)	(47)
Ending balance	$(15)	$(95)

Derivative instruments
Beginning balance	$283	$18
Gains/(Losses) on derivative instruments	(112)	61
Less: Tax/(Tax benefit)	(34)	15
Net gains/(losses) on derivative instruments	(78)	46
(Gains)/Losses reclassified from AOCI to net income	(118)	(17)
Less: Tax/(Tax benefit)	(29)	(4)
Net (gains)/losses reclassified from AOCI to net income (b)	(89)	(13)
Other comprehensive income/(loss), net of tax	(167)	33
Ending balance	$116	$51

Pension and other postretirement benefits
Beginning balance	$(2,689)	$(2,652)
Amortization and recognition of prior service costs/(credits)	15	15
Less: Tax/(Tax benefit)	5	3
Net prior service costs/(credits) reclassified from AOCI to net income	10	12
Translation impact on non-U.S. plans	(1)	(4)
Other comprehensive income/(loss), net of tax	9	8
Ending balance	$(2,680)	$(2,644)

Total AOCI ending balance at March 31	$(6,929)	$(6,669)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $65 million. See Note 15 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2017	March 31, 2018
Maximum potential payments	$1,397	$1,558
Carrying value of recorded liabilities related to guarantees and limited indemnities	408	447

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.4 billion as of March 31, 2018 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $435 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $700 million.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Warranty and Field Service Actions

We accrue an amount for estimated cost associated with warranty and field service actions (i.e., safety recalls, emission recalls, and customer satisfaction actions) at the time of sale using a patterned estimation model that includes historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Warranty and field service action obligations are reported in Other liabilities and deferred revenue. We reevaluate the adequacy of our accruals on a regular basis.

We recognize the benefit from a recovery of the costs associated with our warranty and field service actions when specifics of the recovery have been agreed with our supplier and the collection of the recovery is virtually certain. Recoveries are reported in Trade and other receivables and Other assets.

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2017	2018
Beginning balance	$4,960	$5,296
Payments made during the period	(840)	(963)
Changes in accrual related to warranties issued during the period	608	629
Changes in accrual related to pre-existing warranties	475	185
Foreign currency translation and other	34	9
Ending balance	$5,237	$5,156

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we now manage our business. Based on recent changes to our organization structure and how our Chief Operating Decision Maker (CODM) reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit.

In addition to the change in reportable segments, consistent with how our CODM now assesses performance of the segments, we changed the measurement of our segment profits and losses as described below:

•	Global governance costs, which were previously reported as part of our Automotive segment, will now be reported as part of Corporate Other

•	Autonomous vehicle development costs, which were previously reported as part of our Automotive segment, will now be reported in Mobility

•
Interest income and portfolio gains and losses, which were previously reported in our segment results, will now be reported in Corporate Other. Interest expense (other than interest expense incurred by Ford Credit) will now be reported as a separate reconciling item

Prior period amounts were adjusted retrospectively to reflect the segment and measurement changes.

Below is a description of our reportable segments and other activities.

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. This segment includes revenues and costs related to our electrification vehicle programs. The segment includes five regional business units:  North America, South America, Europe, Middle East & Africa, and Asia Pacific.
Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in emerging mobility services through Ford Smart Mobility LLC (“FSM”). FSM designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

Ford Credit Segment

The Ford Credit segment is comprised of the Ford Credit business on a consolidated basis, which is primarily vehicle-related financing and leasing activities.

Corporate Other

Corporate Other primarily includes corporate governance costs, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance costs are primarily administrative expenses supporting oversight or stewardship on behalf of the global enterprise and not allocated to specific business units or segments. This includes setting and directing global policy, establishment of global systems and processes, and promotion of the Company as a whole. The underlying assets and liabilities associated with these financial results remain with the respective Automotive and Mobility segments.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Automotive and other debt. The underlying liability is reported in the Automotive segment and in Corporate Other.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION (Continued)

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and other postretirement employee benefits (“OPEB”) remeasurement gains and losses, (ii) significant personnel and dealer-related costs stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) certain infrequent significant items that we generally do not consider to be indicative of our ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Quarter 2017
Revenues	$36,475	$2	$2,669	$—	$—	$—	$—		$39,146
Income/(loss) before income taxes	2,175	(64)	481	(72)	(293)	24	—		2,251
Equity in net income/(loss) of affiliated companies	340	(1)	7	—	—	—	—		346
Cash, cash equivalents, and marketable securities	28,028	6	11,955	—	—	—	—		39,989
Total assets	101,656	76	149,900	—	—	—	(6,974)	(a)	244,658

First Quarter 2018
Revenues	$39,012	$4	$2,943	$—	$—	$—	$—		$41,959
Income/(loss) before income taxes	1,732	(102)	641	(86)	(289)	23	—		1,919
Equity in net income/(loss) of affiliated companies	218	—	6	—	—	—	—		224
Cash, cash equivalents, and marketable securities	27,582	15	12,474	—	—	—	—		40,071
Total assets	107,091	452	164,582	—	—	—	(4,895)	(a)	267,230
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ford Motor Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, and equity for the three-month periods ended March 31, 2018 and 2017 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 8, 2018, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying interim financial statements, the Company changed its method of accounting for U.S. inventories to a first-in, first-out basis from a last-in, first-out basis. The accompanying December 31, 2017 consolidated balance sheet reflects this change.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 25, 2018

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

•
Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income Attributable to Ford) – Earnings before interest and taxes (EBIT) includes non-controlling interests and excludes interest on debt (excl. Ford Credit Debt), taxes, and pre-tax special items. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting. Pre-tax special items consist of (i) pension and OPEB remeasurement gains and losses that are not reflective of our underlying business results, (ii) significant restructuring actions related to our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.  When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Company Adjusted EBIT Margin (Most Comparable GAAP Measure: Net Income Attributable to Ford divided by Company Revenue) – Company Adjusted EBIT margin is Company adjusted EBIT divided by Company revenue. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting.

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

•
Company Operating Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, separation payments, and other items that are considered operating cash outflows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Company

The chart below shows our first quarter 2018 key metrics for the Company.

Company Key Metrics Summary

	FIRST QUARTER 2017	FIRST QUARTER 2018	H / (L)
Wholesales (000)	1,703	1,662	(2.0) %
Market Share (Pct)	7.1 %	6.5 %	(0.6) ppts
GAAP			
Revenue (Bils)	$ 39.1	$ 42.0	7.0 %
Net Income (Bils)	$ 1.6	$ 1.7	$ 0.1
EPS (Diluted)	0.40	0.43	0.03
Cash Flows From Op. Activities (Bils)	4.3	3.5	(0.8)
Non-GAAP			
Company Adj. EBIT Margin* (Pct)	6.4 %	5.2 %	(1.2) ppts
Company Adj. EBIT* (Bils)	$ 2.5	$ 2.2	$ (0.3)
Adj. Effective Tax Rate* (Pct)	28.6 %	9.0 %	(19.6) ppts
Adjusted EPS* (Diluted)	$ 0.40	$ 0.43	$ 0.03
Company Op. Cash Flow* (Bils)	2.0	3.0	1.0
ROIC (Trailing Four Qtrs)	11 %	10 %	(1.0) ppts

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

- Top line mixed with revenue higher than a year ago
- Volume lower due to China unconsolidated operations; consolidated operations higher
- Net income at $1.7B, up $144M due to lower tax rate
- Company adjusted EBIT at $2.2B, down $335M; more than explained by Automotive
- Company adjusted EPS at $0.43, up $0.03 due to lower adjusted effective tax rate
- Company adjusted EBIT margin at 5.2%, down 1.2 ppts; reflects NA, Europe and AP
- Company operating cash flow at $3B, up $1B due to Ford Credit distributions

Company revenue in the first quarter of 2018 was $42 billion, up 7% from a year ago, driven by higher volume from consolidated operations, favorable exchange-related effects, and higher net pricing. Revenue was up across all parts of the business except Middle East and Africa, with Europe delivering the greatest increase due to exchange and higher pricing on new products and to recover Brexit-related effects, with incentives holding flat year over year.

Wholesale volumes, at 1.7 million units, were down 2% compared with first quarter 2017, driven by lower volume at our unconsolidated China joint ventures. Volumes at consolidated operations were up about 3%.

Industry SAARs were up globally and in each region, with the largest growth coming from Asia Pacific, mainly China. Ford’s global market share was 6.5%, down 60 basis points year over year with declines in each region. This reflects mainly lower market share in China, the United States, and the United Kingdom.

Net income in the first quarter of 2018 was $1.7 billion or $0.43 diluted earnings per share of Common and Class B Stock, an increase of $144 million or $0.03 per share from a year ago. The increase was more than explained by a lower effective tax rate.

Company adjusted EBIT for the first quarter of 2018 was $2.2 billion, down $335 million year over year. This was driven by Automotive, which delivered an EBIT of $1.7 billion, down $443 million. Adjusted EPS in the quarter was $0.43, up $0.03 from a year ago, driven by a lower adjusted effective tax rate.

Company adjusted EBIT margin was 5.2% in the first quarter of 2018, down 1.2 percentage points from a year ago, reflecting Asia Pacific, North America, and Europe performance.

Company operating cash flow in the quarter was $3 billion, up $1 billion from a year ago due to higher distributions from Ford Credit, and our balance sheet remained strong, with cash and marketable securities of $27.6 billion and ample liquidity of more than $38 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our first quarter 2018 net income attributable to Ford and Company adjusted EBIT by segment.

1Q 2018 Company Results (Mils)

$1,732
$(102)
$641
$(86)
$2,185
$(289)
$23
$(183)
$1,736
Auto
Mobility
Ford Credit
Corporate Other
Company Adj. EBIT*
Interest On Debt
Special Items
Taxes / Non-Controlling
Net Income (GAAP)

B / (W) 1Q 2017	Auto	Mobility	Ford Credit	Corporate Other	Company Adj. EBIT*	Interest On Debt	Special Items	Taxes / Non-Controlling	Net Income (GAAP)
	$(443)	$(38)	$160	$(14)	$(335)	$4	$(1)	$476	$144

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

- Auto and Ford Credit results drove Company adjusted EBIT; EBIT losses at Mobility and Corporate Other
- Interest On Debt about unchanged from year ago
- Special items minor and about the same as a year ago
- Taxes reflect lower U.S. statutory rate and one-time valuation allowance

Our Automotive segment’s EBIT in the first quarter of 2018 was $1.7 billion. The lower year-over-year EBIT was caused by commodity cost increases of about $480 million, along with adverse exchange effects of about $240 million. These impacts were offset partially by higher net pricing, particularly in Europe, and higher volume from favorable stock changes in North America. The North America stock changes reflect pipeline fill for the newly launched EcoSport and a stock build for Focus. Importantly, total cost excluding commodities was about flat compared to a year ago.

The increase in commodity cost was largely metals, driven, in part, by the market’s reaction to potential increases in U.S. tariffs. Nearly one-half of our full year exposure to commodity price changes was locked in as of the end of the first quarter of 2018 due to fixed contracts or hedges in place.

In our Mobility segment, we incurred a loss of $102 million driven by autonomous vehicle development costs. These results benefited from a one-time gain on investments in Smart Mobility of about $58 million. The quarterly loss was $38 million worse than a year ago, more than explained by increased investment in autonomy.

Our Ford Credit segment turned in a strong quarter, earning $641 million, $160 million higher than a year ago. The improvement was broad-based, including growth in receivables globally. In the quarter, Ford Credit’s portfolio remained robust with healthy U.S. consumer credit metrics, including an improved loss-to-receivables ratio. Auction values improved versus a year ago by about 1% at constant mix, and we now expect full year average auction values to decline just 1% to 2%. At March 31, 2018, Ford Credit’s managed leverage was 8.4 to 1, in line with our target of 8:1 to 9:1.

For the foreseeable future, Ford Credit plans to maintain its managed receivables at about the same level as at the end of first quarter 2018. Our focus is to maintain a strong risk profile for Ford and Ford Credit, balancing receivables, funding requirements, liquidity, profitability, and distributions. This will allow us to continue supporting auto sales while preserving capacity for future mobility initiatives. It will also enable relatively consistent distributions to Ford approximately equal to Ford Credit’s annual net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The chart below shows our first quarter 2018 Automotive segment EBIT by region.

1Q 2018 Automotive EBIT By Region (Mils)

$1,732
$1,935
$(203)
$119
$(149)
$(54)
$(119)
Automotive
North America
South America
Europe
Middle East & Africa
Asia Pacific
B / (W)
1Q 2017
$(443)
$(195)
$88
$(90)
$21
$(267)

- Auto EBIT driven by NA with Europe also profitable
- Operations outside NA at an EBIT loss in total, $248M worse than a year ago driven by AP
- YoY decline in Auto EBIT driven by AP, NA and Europe

In our Automotive segment, North America was the largest EBIT contributor earning $1.9 billion, down $195 million from a year ago, with an EBIT margin of 7.8%, down 1.1 percentage points. The year-over-year declines were more than explained by higher commodity cost. Market factors (volume, mix, and net pricing) were positive, and total cost was flat excluding commodities.

Outside North America in the Automotive segment, results were a combined loss of $203 million, with each region incurring a loss except Europe. The combined loss was $248 million worse than a year ago more than explained by Asia Pacific. Asia Pacific’s loss of $119 million was driven by a loss in Ford China. While we earned China equity income of $138 million, this was more than offset by engineering costs incurred by Ford for future products, including for newly localized entries, including Lincoln, as well as a loss for Lincoln as we continue to establish and grow the brand and the network. The China loss was offset partially by a profit in the rest of Asia Pacific. This includes a substantial improvement in India, although it still incurred a small loss. We also benefited in the quarter from record first quarter sales in the Asia Pacific markets outside of China.

In Europe, we earned an EBIT of $119 million, $90 million lower than a year ago. We delivered strong net pricing increases in the quarter. This was more than offset, however, by lower volume and unfavorable mix, adverse exchange due to sterling, and higher commodity cost. The adverse volume and mix were due mainly to a weaker industry and lower Ford market share in the United Kingdom as well as lower demand for diesel passenger vehicle derivatives in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In general, we measure year-over-year change in Automotive segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors:

◦
Volume and Mix – primarily measures EBIT variance from changes in wholesale volumes (at prior-year average contribution margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the profit variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing – primarily measures EBIT variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, special lease offers, and stock adjustments on dealer inventory

•	Cost:

◦
Contribution Costs – primarily measures EBIT variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs

◦
Structural Costs – primarily measures EBIT variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:

▪	Manufacturing, Including Volume Related – consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense.
These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules

▪	Engineering – consists primarily of costs for engineering personnel, prototype materials, testing, and outside engineering services

▪	Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases

▪	Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows

▪
Administrative and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities and selling functions, as well as associated information technology costs

▪	Pension and OPEB – consists primarily of past service pension costs and other postretirement employee benefit costs

•	Other – includes a variety of items, such as parts and services profits, royalties, government incentives, and compensation-related changes. Other also includes:

◦
Exchange – primarily measures EBIT variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

◦
Beginning in 2018, in our discussion of Asia Pacific EBIT, Other includes the equity income from our China JVs. In prior periods, the impact of our equity income from our China JVs was spread across each causal factor

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

•	Automotive Segment EBIT Margin – defined as Automotive segment EBIT divided by Automotive segment revenue

•	Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

•	SAAR – seasonally adjusted annual rate

References to Automotive records for EBIT margin and business units are since at least 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts on the following pages detail first quarter 2018 key metrics and the change in first quarter 2018 EBIT compared with first quarter 2017 by causal factor for our Automotive segment and its regions — North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Automotive Key Metrics

	FIRST QUARTER 2017	FIRST QUARTER 2018	H / (L)
Global SAAR (Mils)	89.1	95.5	7 %
Market Share (Pct)	7.1 %	6.5 %	(0.6) ppts
Wholesales (000)	1,703	1,662	(2) %
Revenue (Bils)	$ 36.5	$ 39.0	7 %
EBIT (Mils)	$ 2,175	$ 1,732	$ (443)
EBIT Margin (Pct)	6.0 %	4.4 %	(1.6) ppts

- Auto top-line metrics mixed YoY; financial metrics lower
- Global SAAR up 7%; all regions higher. Largest increase in AP, mainly China
- Global market share lower; primarily China, U.S. and U.K.
- Volume lower due to unconsolidated JVs in China
- Auto revenue up; reflects mainly higher volume at consolidated operations, favorable exchange-related effects and higher net pricing

U.S. retail sales of the all-new Ford Expedition were up 48% in the quarter, with an average transaction price of $62,175*

* Source: JD Power PIN ISR as of 4/2/18

Automotive
1Q 2018 EBIT YoY Bridge (Mils)

$2,175
$169
$263
$(519)
$(356)
$1,732
Industry $ 224
Share (442)
Stocks 609
Mix (77)
Other (145)
Commodities $(483)
Other Contribution Cost 114
Structural Cost (150)
Exchange $(240)
China JVs (136)
Other 20
1Q 2017
Volume / Mix
Net Pricing
Cost
Other
1Q 2018
Market Factors
$432

- Auto EBIT $443M lower YoY due to higher commodity cost and unfavorable exchange
- Higher volume reflects favorable stock changes in NA
- Mix adverse due to unfavorable product mix in NA
- Higher net pricing driven by Europe, mainly new products and Brexit-related increases
- Cost about flat excluding commodities
- Unfavorable exchange reflects sterling, Thai baht, Canadian dollar and Argentine peso

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Key Metrics

	FIRST QUARTER		
	2017	2018	H / (L)
SAAR (Mils)	21.4	21.6	1 %
U.S.	17.4	17.6	1 %
Market Share (Pct)	14.1 %	13.5 %	(0.6) ppts
U.S.	15.1 %	14.3 %	(0.8) ppts
Wholesales (000)	771	796	3 %
Revenue (Bils)	$ 24.0	$ 24.8	3 %
EBIT (Mils)	$ 2,130	$ 1,935	$ (195)
EBIT Margin (Pct)	8.9 %	7.8 %	(1.1) ppts

- NA topline metrics up YoY; financial metrics lower
- NA SAAR and U.S. SAAR up slightly
- NA market share lower due to U.S. retail, primarily Escape and Fusion, and planned lower rental sales
- Higher volume reflects EcoSport pipeline fill and stock build for Focus changeover to new model in 2019
- Revenue up due to higher volume

Lincoln Navigator U.S. retail sales rose 98%, with Navigator turning in just 10 days on dealers' lots on average

North America
1Q 2018 EBIT YoY Bridge (Mils)

$2,130
$316
$(170)
$(317)
$(24)
$1,935
Industry $ 167
Share (373)
Stocks 569
Mix (44)
Other (3)
Commodities $(318)
Other Contribution Cost 102
Structural Cost (101)
Exchange $ (83)
Parts & Accessories 23
Other 36
1Q 2017
Volume / Mix
Net Pricing
Cost
Other
1Q 2018
Market Factors
$146

- NA EBIT down $195M, more than explained by higher commodities
- Higher volume due to favorable stock changes driven by Focus and EcoSport stock build
- Cost excluding commodities flat
- Adverse exchange mainly Canadian dollar

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Key Metrics

FIRST QUARTER

	2017	2018	H / (L)
SAAR (Mils)	3.9	4.6	18 %
Brazil	2.0	2.5	25 %
Market Share (Pct)	8.9 %	8.8 %	(0.1) ppts
Brazil	9.3 %	9.4 %	0.1 ppts
Wholesales (000)	70	86	23 %
Revenue (Bils)	$ 1.1	$ 1.3	22 %
EBIT (Mils)	$ (237)	$ (149)	$ 88
EBIT Margin (Pct)	(21.8) %	(11.2) %	10.6 ppts

- Most metrics improved YoY as economic recoveries in Brazil and Argentina gain traction
- SA SAAR up 18%, with Brazil up YoY for 4th consecutive quarter
- SA market share down due to markets outside Brazil; Brazil higher due to Ka+
- Volume up due to industry growth; revenue increase driven by volume and higher pricing
- SA loss improved for 6th consecutive quarter; EBIT margin improved nearly 50%

Introduced the new EcoSport Storm in Brazil, combining attributes of the EcoSport Titanium, with best-in-class 4WD capability

South America
1Q 2018 EBIT YoY Bridge (Mils)

1Q 2017
$(237)
Volume / Mix
$67
Industry $55
Share (4)
Stocks 16
Mix 9
Other (9)
Net Pricing
$122
Market Factors
$189
Cost
$(101)
Commodities $(36)
Other Inflationary Costs (56)
Other (9)
Other
$ -
1Q 2018
$(149)

- SA loss narrowed $88M due to higher net pricing and volume
- Cost up due to continued high local inflation and commodities

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Key Metrics

FIRST QUARTER

	2017	2018	H / (L)
SAAR (Mils)	20.5	21.7	6 %
Market Share (Pct)	8.0 %	7.6 %	(0.4) ppts
Wholesales* (000)	449	449	- %
Revenue (Bils)	$ 7.6	$ 8.9	18 %
EBIT (Mils)	$ 209	$ 119	$ (90)
EBIT Margin (Pct)	2.8 %	1.3 %	(1.5) ppts

- Europe key metrics mixed YoY, including decline in financial metrics
- Europe SAAR up 6%, although U.K. down 3% – 5th quarterly consecutive YoY decline
- Europe market share down due to U.K. reflecting lower rental sales
- Volume unchanged
- Revenue up 18% driven by exchange and higher product- and Brexit-driven net pricing with incentives about flat YoY

Unveiled all-new Ford Focus on a new global architecture with class-leading technology and driving dynamics

I80 VIA

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 13,000 units in 1Q 2017 and 13,000 units in 1Q 2018). Revenue does not include these sales

Europe
1Q 2018 EBIT YoY Bridge (Mils)

Industry $(19)
Share (23)
Stocks 11
Mix (64)
Other (48)
Commodities $(113)
Other Contribution Cost 20
Structural Cost (63)
Exchange $(130)
Other (32)
$209
$(143)
$371
$(156)
$(162)
$119
1Q 2017
Volume / Mix
Net Pricing
Cost
Other
1Q 2018
Market Factors
$228

- Europe EBIT $90M lower due to declines in all factors other than net pricing
- Although wholesales unchanged, volume adverse due to U.K.
- Unfavorable mix includes lower diesel mix, consistent with industry
- Cost up mainly due to commodities; the balance due to effects of new products
- Exchange reflects sterling
- Net pricing strongly positive due to impact of all-new Fiesta and new EcoSport and Brexit-related increases
- Russia continued to improve; SAAR up 20% and market share up 0.4 ppts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Key Metrics

	FIRST QUARTER 2017	2018	H / (L)
SAAR (Mils)	3.7	3.8	3 %
Market Share (Pct)	3.8 %	3.2 %	(0.6) ppts
Wholesales (000)	30	25	(17) %
Revenue (Bils)	$ 0.6	$ 0.6	(1) %
EBIT (Mils)	$ (75)	$ (54)	$ 21
EBIT Margin (Pct)	(11.6) %	(8.5) %	3.1 ppts

Held inaugural Ford Driving Skills for Life in Jeddah, Saudi Arabia, to engage women acquiring driver's licenses for the first time

- MEA topline metrics lower YoY; key financial metrics improved
- MEA SAAR up 3%; down 9% in markets where we participate
- MEA market share lower due mainly to Southern Africa
- Volume lower due to lower market share and industry volume; revenue about flat
- MEA EBIT and EBIT margin improved YoY for 4th consecutive quarter

Middle East & Africa
1Q 2018 EBIT YoY Bridge (Mils)

$(75)
$(43)
$29
$26
$9
$(54)
1Q 2017
Volume / Mix
Net Pricing
Cost
Other
1Q 2018
Market Factors
$(14)

- MEA loss improved $21M YoY
- All factors improved except volume and mix

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Key Metrics

FIRST QUARTER

	2017	2018	H / (L)
SAAR (Mils)	39.6	43.8	11 %
China	23.4	26.6	14 %
Market Share (Pct)	3.3 %	2.7 %	(0.6) ppts
China	4.4 %	3.2 %	(1.2) ppts
Wholesales* (000)	383	306	(20) %
Revenue (Bils)	$ 3.2	$ 3.4	6 %
EBIT (Mils)	$ 148	$ (119)	$ (267)
EBIT Margin (Pct)	4.7 %	(3.6) %	(8.3) ppts
China Unconsolidated Affiliates			
Wholesales (000)	278	195	(30) %
Ford Equity Income (Mils)	$ 274	$ 138	$ (136)
China JV Net Income Margin (Pct)	13.0 %	8.9 %	(4.1) ppts

- Other than revenue, all AP key metrics down YoY due to China
- AP SAAR up 4.3M units; China up 3.2M units
- AP market share lower due to China passenger vehicle performance; reflects mainly aged portfolio
- AP volume lower due to China JVs, mainly Changan Ford; revenue up due to exchange
- Key metrics for China JVs down substantially YoY; driven by lower volume and net pricing

Launched Ford Mondeo Energi plug-in hybrid in China

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales

Asia Pacific
1Q 2018 EBIT YoY Bridge (Mils)

Industry $ 28
Share (37)
Stocks 16
Mix 26
Other (60)
China JVs $(136)
Exchange (26)
Other (17)
$148
$(27)
$(89)
$28
$(179)
$(119)
1Q 2017
Volume / Mix
Net Pricing
Cost
Other
1Q 2018
Market Factors
$(116)

- AP EBIT YoY decline of $267M due mainly to China – lower equity income from China JVs and lower net pricing, mainly industry-related, for Ford and Lincoln products imported to China
- Cost performance slightly improved
- Outside China, EBIT positive and improved; India results at a small loss, substantially improved from a year ago

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). FSM designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

The chart below shows the Mobility segment’s first quarter 2018 EBIT compared with first quarter 2017.

Mobility Key Metrics And 1Q 2018 EBIT YoY Bridge (Mils)

Key Metrics

	FIRST QUARTER		
	2017	2018	H / (L)
EBIT (Mils)	$ (64)	$ (102)	$ (38)

1Q 2018 EBIT YoY Bridge

$(64)
$15
$(53)
$(102)
1Q 2017
Ford Smart Mobility
Autonomous Vehicles
1Q 2018

- Mobility EBIT loss increased by $38 million; reflects increased investments in AV development
- Loss includes one-time investment gain at Smart Mobility of about $58M
- On a full year basis, excluding the one-time gains, we would expect mobility performance to be about 50/50 between Smart Mobility and AV investments

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

In general, we measure year-over-year changes in Ford Credit’s EBT using the causal factors listed below:

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2017 Form 10-K Report

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in the estimate of the number of vehicles that will be returned to it and sold. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2017 Form 10-K Report

•	Exchange:

◦	Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars

•	Other:

◦	Primarily includes operating expenses, other revenue, and insurance expenses at prior period exchange rates

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•	Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•	Earnings Before Taxes (EBT) – Reflects Ford Credit’s income before income taxes

•	Return on Equity (ROE) (as shown on the Key Metrics chart) – Reflects return on equity calculated by annualizing net income for the period and dividing by average equity for the period

•	Securitizations (as shown on the Public Term Funding Plan chart) – Public securitizations, Rule 144A offerings sponsored by Ford Motor Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Total Net Receivables Reconciliation to Managed Receivables chart) – Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts below detail first quarter 2018 key metrics and the change in first quarter 2018 EBT compared with first quarter 2017 by causal factor for the Ford Credit segment.

Ford Credit Key Metrics

	FIRST QUARTER 2017	FIRST QUARTER 2018	H / (L)
Net Receivables (Bils)	$ 133	$ 148	11 %
Managed Receivables* (Bils)	$ 140	$ 156	11 %
Loss-to-Receivables** (LTR)	54 bps	51 bps	(3) bps
Auction Values***	$ 17,090	$ 17,325	1 %
EBT (Mils)	$ 481	$ 641	$ 160
ROE (Pct)	10 %	18 %	8 ppts
Other Balance Sheet Metrics			
Debt (Bils)	$ 129	$ 142	10 %
Liquidity (Bils)	$ 29	$ 28	(3) %
Financial Statement Leverage (to 1)	9.8	9.1	(0.7) ppts
Managed Leverage* (to 1)	9.1	8.4	(0.7) ppts

- Strong 1Q EBT up 33% YoY
- Receivables up globally, led by retail financing in all segments
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity strong; managed leverage within target range of 8:1 to 9:1
- Plan to maintain receivables around present level and deliver strong distributions to Ford

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** U.S. retail and lease
*** U.S. 36-month off-lease at 1Q18 mix

Ford Credit
1Q 2018 EBT YoY (Mils)

$481
$67
$27
$35
$50
$19
$(38)
$641
Residual Losses $80
Supplemental Depreciation (30)
Derivatives Market Valuation $ (49)
Operating Costs & Other 11
1Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
1Q 2018

- YoY EBT improvement of $160M
- All factors positive, except Other due to derivatives market valuation
- Volume and mix higher due to global receivables growth
- Higher auction values drove lease residual improvement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance costs, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance costs are primarily administrative expenses supporting oversight or stewardship on behalf of the global enterprise and not allocated to specific business units or segments. This includes setting and directing global policy, establishment of global systems and processes, and promotion of the Company as a whole. Our first quarter 2018 Corporate Other results were a loss of $86 million, a $14 million greater loss compared with a year ago. The non-recurrence of gains on cash equivalents and marketable securities more than explains the greater loss.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and other debt. First quarter 2018 interest expense on Automotive and other debt was $289 million, $4 million lower than a year ago.

Special Items

In Note 18 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive segment, Mobility segment, and Ford Credit segment. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

Company Special Items (Mils)

	1Q 2017	1Q 2018	Memo: FY 2017
Pension and OPEB gain / (loss)			
Year end net pension and OPEB remeasurement loss	$ -	$ -	$ (162)
Other pension remeasurement gain	-	26	-
Pension curtailment gain	-	15	354
Separation-related actions	(22)	(9)	(297)
Other Items			
San Luis Potosi plant cancellation	46	-	41
Next-generation Focus footprint change	-	(9)	(225)
Total pre-tax special items	$ 24	$ 23	$ (289)
Tax special items	$ (15)	$ (4)	$ 897
Memo:			
Special items impact on earnings per share*	$ -	$ -	$ 0.15

* Includes related tax effect on special items and tax special items

Taxes

Our tax provision in first quarter 2018 was $174 million, resulting in an effective tax rate of 9.1%. The effective tax rate includes a $235 million benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future. Our first quarter 2018 adjusted effective tax rate, which excludes special items, was 9.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Company excluding Ford Credit

Company Balance Sheet And Liquidity (Bils)

	2017 Dec 31	2018 Mar 31
Company excl. Ford Credit		
Company Cash	$ 26.5	$ 27.6
Liquidity	37.4	38.6
Debt	$ 16.5	$ 16.4
Cash Net Of Debt	10.0	11.2
Company Balance Sheet Underfunded Status*		
U.S. Pension	$ 2.2	$ 1.9
Non-U.S. Pension	4.4	4.4
Total Global Pension	$ 6.6	$ 6.3
Total Unfunded OPEB	$ 6.2	$ 6.1

- Company cash and liquidity balances strong
- Expect by April 26 to extend maturity dates of corporate credit facility with terms and conditions unchanged

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. Based on our planning assumptions, we believe we have sufficient liquidity and capital resources to continue to invest in new products and services, pay our debts and obligations as and when they come due, pay a sustainable regular dividend at the current level, and provide protection within an uncertain global economic environment.

Our key balance sheet metrics include company cash, cash equivalents, marketable securities and restricted cash, excluding Ford Credit’s cash, cash equivalents, and marketable securities (collectively “Company cash”), Company liquidity, which includes Company cash and total available committed credit lines, and cash net of debt.

At March 31, 2018, we had $27.6 billion of Company cash, with 84% held by consolidated entities domiciled in the United States. We target to have an average ongoing Company cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Company cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year and adjusted based on market conditions and liquidity needs. We monitor our Company cash levels and average maturity on a daily basis.

In addition to our target Company cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At March 31, 2018, we had $38.6 billion of Company liquidity. We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

Changes in Company Cash. Beginning in 2018, we are reporting Company operating cash flow, which includes Automotive, Mobility, Corporate Other, and Interest on Debt cash flows, as well as Ford Credit distributions. Prior to 2018, Ford Credit distributions were reported as a non-operating cash flow.

Changes in Company cash are summarized below:

Company Cash Flow (Bils)

	1Q 2017	1Q 2018
Company Adjusted EBIT*	$ 2.5	$ 2.2
Excluding: Ford Credit EBT	(0.5)	(0.6)
Subtotal	$ 2.0	$ 1.6
Capital spending	$ (1.7)	$ (1.8)
Depreciation and tooling amortization	1.2	1.3
Net Spending	$ (0.5)	$ (0.5)
Changes in working capital	0.7	1.1
Ford Credit distributions	-	1.0
All other and timing differences	(0.2)	(0.2)
Company operating cash flow*	$ 2.0	$ 3.0
Separation payments	-	-
Other transactions with Ford Credit	-	(0.2)
Other, including acquisitions and divestitures	(0.3)	(0.3)
Cash flow before other actions	$ 1.7	$ 2.5
Changes in debt	(0.2)	(0.1)
Funded pension contributions	(0.2)	(0.1)
Shareholder distributions	(0.8)	(1.2)
Change in cash	$ 0.5	$ 1.1

- Positive 1Q Company operating cash flow driven by EBIT, favorable working capital and Ford Credit distributions
- YoY Company operating cash flow improvement of $1B reflects Ford Credit distributions
- Shareholder distributions include supplemental dividends of about $500M and about $100M of anti-dilutive share repurchases

* See “Non-GAAP Financial Measure Reconciliations” section for reconciliation to GAAP

In managing our business, we classify changes in Company cash into operating and other items. Operating items include: Company adjusted EBIT excluding Ford Credit, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, and all other and timing differences. Non-operating items include: separation payments, other transactions with Ford Credit, acquisitions and divestitures, changes in Automotive debt, contributions to funded pension plans, and shareholder distributions.

First quarter 2018 Company operating cash flow was $3 billion positive, driven by Company adjusted EBIT excluding Ford Credit EBT, the seasonal impact of higher production payables on working capital, and Ford Credit distributions. Company operating cash flow improved $1 billion compared with first quarter 2017, reflecting Ford Credit distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital spending was $1.8 billion in the first quarter of 2018. Our outlook for full year capital spending is expected to peak at about $7.5 billion in 2018 and decline to about $7 billion annually starting in 2020.

Shareholder distributions were about $1.2 billion in the first quarter of 2018, including a supplemental dividend of about $500 million and anti-dilutive share repurchases of about $100 million. We expect full year distributions of about $3 billion.

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

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at March 31, 2018 were $12 billion, consisting of $10.4 billion of our corporate credit facility and $1.6 billion of local credit facilities. At March 31, 2018, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At March 31, 2018, the utilized portion of the local credit facilities was about $1.1 billion.

Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. We would guarantee any borrowings by Ford Credit under the corporate credit facility.

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

We are in the process of amending our corporate credit facility, with the closing scheduled to occur on April 26, 2018. When complete, we expect to maintain total commitments of $13.4 billion, extend the respective maturity dates by one year, and maintain the $3 billion allocation to Ford Credit.

Debt. At March 31, 2018, Company debt excluding Ford Credit was $16.4 billion and Automotive debt was $15.8 billion. Both balances were about $100 million lower than December 31, 2017.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT, excluding Ford Credit EBT, and further adjusted for depreciation, amortization, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Mar 31
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 76
Term Asset-Backed Securities	50	53	56
Commercial Paper	4	5	5
Ford Interest Advantage / Deposits	6	5	5
Other	9	9	10
Equity	13	16	16
Adjustments For Cash	(11)	(12)	(12)
Total Managed Receivables	$ 137	$ 151	$ 156
Securitized Funding as Pct of Managed Receivables	37%	35%	36%

- Funding is diversified across platforms and markets
- Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Managed receivables of $156 billion as of March 31, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%. Ford Credit expects the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2016 and 2017, planned issuances for full-year 2018, and its global public term funding issuances through April 24, 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Forecast	Through Apr 24
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 5 - 7	$ 1
CAD	1	2	1 - 2	0
EUR / GBP	3	3	4 - 6	3
Other	1	1	1	0
Total unsecured	$ 14	$ 16	$ 11 - 16	$ 5
Securitizations	$ 13	$ 15	$ 13 - 15	$ 6
Total public	$ 28	$ 32	$ 24 - 31	$ 11

* See "Ford Credit Segment" section for definitions
Note: Results may not sum due to rounding

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to issue its European debt from the United States. For 2018, Ford Credit projects full-year public term funding in the range of $24 billion to $31 billion. The range is lower than the prior forecast reflecting higher utilization of private ABS facilities to align to Ford Credit’s liquidity target and lower receivables growth. As noted, Ford Credit plans to maintain its managed receivables level for the foreseeable future at about the same level as at the end of first quarter 2018. Through April 24, 2018, Ford Credit has completed $11 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

Liquidity Sources* (Bils)

	2017 Mar 31	2017 Dec 31	2018 Mar 31
Liquidity Sources			
Cash	$ 11.3	$ 11.8	$ 11.8
Committed ABS facilities	34.8	33.4	33.9
Other unsecured credit facilities	2.6	3.3	3.4
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 51.7	$ 51.5	$ 52.1
Utilization of Liquidity			
Securitization cash	$ (3.0)	$ (3.8)	$ (3.2)
Committed ABS facilities	(18.4)	(17.2)	(19.9)
Other unsecured credit facilities	(1.3)	(1.1)	(1.1)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (22.7)	$ (22.1)	$ (24.2)
Gross liquidity	$ 29.0	$ 29.4	$ 27.9
Adjustments	0.3	0.1	0.3
Net liquidity available for use	$ 29.3	$ 29.5	$ 28.2

* See "Ford Credit Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of at least $25 billion. At March 31, 2018, Ford Credit’s liquidity available for use was $1.3 billion lower than at year-end 2017 and $1.1 billion lower than at March 31, 2017.

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

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Leverage (Bils)

	2017 Mar 31	2017 Dec 31	2018 Mar 31
Leverage Calculation			
Total debt*	$ 129.2	$ 137.8	$ 142.0
Adjustments for cash**	(11.3)	(11.8)	(11.8)
Adjustments for derivative accounting***	(0.2)	-	0.3
Total adjusted debt	$ 117.7	$ 126.0	$ 130.5
Equity****	$ 13.2	$ 15.9	$ 15.9
Adjustments for derivative accounting***	(0.3)	(0.1)	(0.2)
Total adjusted equity	$ 12.9	$ 15.8	$ 15.7
Financial statement leverage (to 1) (GAAP)	9.8	8.7	9.1
Managed leverage (to 1) (Non-GAAP)	9.1	8.0	8.4

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

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2018, Ford Credit’s financial statement leverage was 9.1:1, and its managed leverage was 8.4:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Total Company

Pension Plans - Underfunded Balances. As of March 31, 2018, our total Company pension underfunded status reported on our balance sheet was $6.3 billion and reflects the net underfunded status at December 31, 2017, updated for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2017, and the reported number does not reflect the impact from any change in interest rates or asset returns since year-end 2017.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to improve at year-end 2018 compared to the end of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CREDIT RATINGS

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•DBRS Limited (“DBRS”);
•Fitch Ratings, Inc. (“Fitch”);
•Moody’s Investors Service, Inc. (“Moody’s”); and
•S&P Global Ratings (“S&P”).

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

There have been no rating actions taken by these NRSROs since the filing of our 2017 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company guidance for 2018 includes the following:

2018 FY Outlook

Company Guidance

Key Metric	2018 Guidance
Revenue	Modestly higher than 2017
Adjusted EPS*	$1.45 - $1.70
Operating Cash Flow*	Positive and about the same as 2017
Pension Contributions	About $500M
Capital Spending	About $7.5B
Adj. Effective Tax Rate*	About 15%

Business Units

	EBIT B / (W) 2017	Key Drivers
Automotive	⬌ / ⬇	Asia Pacific and North America
North America	⬇	Higher commodities and spending related
South America	⬆	Improved market factors
Europe	⬆	Higher net pricing driven by strength of new products and Brexit-related increases
Middle East & Africa	⬆	Improved market factors; favorable exchange
Asia Pacific	⬇	China industry pricing, China JVs, adverse exchange
Mobility	⬇	Increased investment in Smart Mobility and AVs
Ford Credit (EBT)	⬌ / ⬇	Financing margins and auction values

* See "Non-GAAP Financial Measures that Supplement GAAP Measures" for definitions

Looking at the full year, our Company guidance reflects the following:

•	Company revenue to be modestly higher than 2017;

•	Company adjusted EPS to be in a range of $1.45 to $1.70;

•	Company operating cash flow to be positive and about the same as 2017;

•	Pension contributions of about $500 million;

•	Capital spending of about $7.5 billion; and

•	An adjusted effective tax rate of about 15%

In addition:

•	For the full year, we are guiding to lower EBIT in North America due to higher commodity cost and higher spending to support future growth.

•
We expect to incur a loss in Asia Pacific again in the second quarter of 2018, with profits returning in the second half of the year as we begin to launch 16 new products. For the full year, EBIT will be lower driven by our first-half performance, with the run rate of the business strengthening through the fourth quarter.

•
For the full year, we expect EBIT in Europe to improve from 2017 levels due to a heavy mix of new products, which should drive strongly higher net pricing. From the end of 2017 through 2019, Europe will benefit from an 88% volume-weighted mix of all-new or significantly new products.

•
For the full year, we expect Ford Credit EBT to be flat-to-lower than 2017 as we continue to plan for lower financing margins due to rising interest rates. While we expect auction values to trend better than our initial expectations, we expect them to be down slightly year-over-year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following charts show our Non-GAAP financial measure reconciliations for: Adjusted EBIT, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, Company Operating Cash Flow, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Company Net Income Reconciliation To Adjusted EBIT (Mils)

	1Q		Memo:
	2017	2018	FY 2017
Net income / (Loss) attributable to Ford (GAAP)	$ 1,592	$ 1,736	$ 7,731
Income / (Loss) attributable to non-controlling interests	7	9	26
Net income / (Loss)	$ 1,599	$ 1,745	$ 7,757
Less: (Provision for) / Benefit from income taxes	(652)	(174)	(402)
Income / (Loss) before income taxes	$ 2,251	$ 1,919	$ 8,159
Less: Special items pre-tax	24	23	(289)
Income / (Loss) before special items pre-tax	$ 2,227	$ 1,896	$ 8,448
Less: Interest on debt	(293)	(289)	(1,190)
Adjusted EBIT (Non-GAAP)	2,520	2,185	9,638
Memo:			
Revenue (Bils)	$ 39.1	$ 42.0	$ 156.8
Adjusted EBIT Margin	6.4%	5.2%	6.1%

Company Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	1Q 2017	1Q 2018
Diluted After-Tax Results (Mils)		
Diluted after-tax results (GAAP)	$ 1,592	$ 1,736
Less: Impact of pre-tax and tax special items	9	19
Adjusted net income – diluted (Non-GAAP)	$ 1,583	$ 1,717
Basic and Diluted Shares (Mils)		
Basic shares (average shares outstanding)	3,976	3,974
Net dilutive options and unvested restricted stock units	23	23
Diluted shares	3,999	3,997
Earnings per share – diluted (GAAP)	$ 0.40	$ 0.43
Less: Net impact of adjustments	-	-
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.40	$ 0.43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	1Q 2018	Memo: FY 2017
Pre-Tax Results (Mils)		
Income / (Loss) before income taxes (GAAP)	$ 1,919	$ 8,159
Less: Impact of special items	23	(289)
Adjusted earnings before taxes (Non-GAAP)	$ 1,896	$ 8,448
Taxes (Mils)		
(Provision for) / Benefit from income taxes (GAAP)	$ (174)	$ (402)
Less: Impact of special items	(4)	897
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (170)	$ (1,299)
Tax Rate		
Effective tax rate (GAAP)	9.1%	4.9%
Adjusted effective tax rate (Non-GAAP)	9.0	15.4

Company Net Cash Provided By / (Used in) Operating Activities Reconciliation To Company Operating Cash Flow (Mils)

	1Q 2017	1Q 2018
Company net cash provided by / (Used in) operating activities (GAAP)	$ 4,336	$ 3,514
Less: Items not included in Company operating cash flows		
Ford Credit operating cash flows	1,112	(315)
Funded pension contributions	(236)	(88)
Separation payments	(28)	(16)
Other, net	(55)	53
Add: Items included in Company operating cash flows		
Automotive and Mobility capital spending	(1,696)	(1,769)
Ford Credit distributions	28	1,013
Settlement of derivatives	134	(161)
Company operating cash flow (Non-GAAP)	$ 2,009	$ 2,963

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit
Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2017 Mar 31	2017 Dec 31	2018 Mar 31
Ford Credit finance receivables, net (GAAP)*	$ 99.3	$ 108.4	$ 111.8
Net investment in operating leases (GAAP)*	26.4	26.7	26.7
Consolidating adjustments**	7.3	7.6	9.2
Total net receivables	$ 133.0	$ 142.7	$ 147.7
Ford Credit unearned interest supplements and residual support	5.5	6.1	6.2
Allowance for credit losses	0.6	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.0	1.1
Total managed receivables (Non-GAAP)	$ 140.0	$ 150.5	$ 155.7

** Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated Balance Sheet. Also includes eliminations of intersegment transactions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Supplemental Information

The tables below provide supplemental consolidating financial information, other financial information, and U.S. sales by type. Company excluding Ford Credit includes our Automotive and Mobility reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2018
	First Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$39,012	$4	$—	$39,016	$2,943	$41,959
Total costs and expenses	38,146	164	190	38,500	2,338	40,838
Interest expense on Automotive debt	—	—	275	275	—	275
Interest expense on Other debt	—	—	14	14	—	14
Other income/(loss), net	648	58	127	833	30	863
Equity in net income of affiliated companies	218	—	—	218	6	224
Income/(loss) before income taxes	1,732	(102)	(352)	1,278	641	1,919
Provision for/(Benefit from) income taxes	345	(25)	(86)	234	(60)	174
Net income/(Loss)	1,387	(77)	(266)	1,044	701	1,745
Less: Income/(Loss) attributable to noncontrolling interests	9	—	—	9	—	9
Net income/(Loss) attributable to Ford Motor Company	$1,378	$(77)	$(266)	$1,035	$701	$1,736

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2018
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,174	$8,766	$—	$17,940
Marketable securities	18,423	3,708	—	22,131
Ford Credit finance receivables, net	—	54,680	—	54,680
Trade and other receivables, less allowances	4,281	8,105	—	12,386
Inventories	12,371	—	—	12,371
Other assets	2,563	1,193	—	3,756
Receivable from other segments	441	1,647	(2,088)	—
Total current assets	47,253	78,099	(2,088)	123,264

Ford Credit finance receivables, net	—	57,121	—	57,121
Net investment in operating leases	1,616	26,715	—	28,331
Net property	35,937	181	—	36,118
Equity in net assets of affiliated companies	3,096	117	—	3,213
Deferred income taxes	12,702	239	(2,304)	10,637
Other assets	6,938	1,608	—	8,546
Receivable from other segments	1	502	(503)	—
Total assets	$107,543	$164,582	$(4,895)	$267,230

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$24,126	$1,354	$—	$25,480
Other liabilities and deferred revenue	19,989	1,426	—	21,415
Automotive debt payable within one year	3,751	—	—	3,751
Ford Credit debt payable within one year	—	49,232	—	49,232
Payable to other segments	2,088	—	(2,088)	—
Total current liabilities	49,954	52,012	(2,088)	99,878

Other liabilities and deferred revenue	23,417	1,428	—	24,845
Automotive long-term debt	12,071	—	—	12,071
Ford Credit long-term debt	—	92,681	—	92,681
Other long-term debt	599	—	—	599
Deferred income taxes	150	2,776	(2,304)	622
Payable to other segments	503	—	(503)	—
Total liabilities	$86,694	$148,897	$(4,895)	$230,696

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2018
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net cash provided by/(used in) operating activities	$3,829	$(315)	$—	$3,514

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,769)	$(10)	$—	$(1,779)
Acquisitions of finance receivables and operating leases	—	(15,683)	—	(15,683)
Collections of finance receivables and operating leases	—	12,956	—	12,956
Purchases of equity and debt securities	(5,580)	(2,287)	—	(7,867)
Sales and maturities of equity and debt securities	4,618	1,422	—	6,040
Settlements of derivatives	(161)	100	—	(61)
Other	(150)	—	—	(150)
Investing activity (to)/from other segments	1,024	153	(1,177)	—
Net cash provided by/(used in) investing activities	$(2,018)	$(3,349)	$(1,177)	$(6,544)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash dividends	$(1,113)	$—	$—	$(1,113)
Purchases of common stock	(89)	—	—	(89)
Net changes in short-term debt	(128)	(781)	—	(909)
Proceeds from issuance of other debt	174	16,779	—	16,953
Principal payments on other debt	(204)	(12,156)	—	(12,360)
Other	(39)	(29)	—	(68)
Financing activity to/(from) other segments	(153)	(1,024)	1,177	—
Net cash provided by/(used in) financing activities	$(1,552)	$2,789	$1,177	$2,414

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$9	$106	$—	$115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Cost of sales and Selling, administrative, and other expenses for the first quarter of 2018 were $38.5 billion, an increase of $3 billion compared with the first quarter of 2017. The detail for the change is shown below (in billions):

2018 Lower/(Higher) 2017
First Quarter
Volume and mix, exchange, and other	$(2.4)
Contribution costs
Material excluding commodities	(0.1)
Commodities	(0.5)
Freight and other	—
Warranty	0.3
Structural costs	(0.2)
Special items	(0.1)
Total	$(3.0)

Equity. At March 31, 2018, total equity attributable to Ford was $36.4 billion, an increase of about $800 million compared with December 31, 2017. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$1.7
Shareholder distributions	(1.2)
Other comprehensive income	0.3
Total	$0.8

U.S. Sales by Type. The following table shows first quarter 2018 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	267,860	284,097
SUVs	202,927	260,830
Cars	128,794	158,016
Total Vehicles	599,581	702,943

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2017 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b) (c)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards is permitted.

(b)	For additional information, see Note 2 of the Notes to the Financial Statements.

(c)
The FASB has issued the following update to the Leases standard: Accounting Standard Update (“ASU”) 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt the new leases guidance effective January 1, 2019.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2018, was an asset of $104 million, compared with a liability of $22 million as of December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.8 billion at both March 31, 2018 and December 31, 2017.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2018, was a liability of $21 million, compared with an asset of $33 million at December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $62 million at March 31, 2018, compared with $69 million at December 31, 2017.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2018, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $17 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2018, we issued 8.6 million shares of Ford Common Stock valued at $96 million to certain stockholders of Autonomic, Inc. (“Autonomic”) as part of the merger consideration in conjunction with Ford’s acquisition of Autonomic.  The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Regulation D thereunder.  Each recipient of the shares represented to us that he or she was an “accredited investor” as defined in Rule 501(a) under the Securities Act, was not acquiring the shares with a view to or for sale in connection with any distribution of the shares within the meaning of the Securities Act, and had received and had access to adequate information about Ford.  Approximately 8.2 million of the shares will vest over four years beginning February 2019.  The remaining shares have various vesting schedules, with the first tranche vesting in May 2018.  All of the shares are subject to restrictions on transfer.

In the first quarter of 2018, we repurchased shares of Ford Common Stock from our employees or directors related to certain exercises of stock options, in accordance with our various compensation plans. We also repurchased shares through a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2018 and the shares issued as part of the Autonomic transaction described above. The plan authorized repurchases of up to 28.5 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2018 through March 31, 2018	8,015,658	$11.05	—	—
Total/Average	8,015,658	$11.05	—	—

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Incentive Compensation Plan Metrics for 2018.	Filed with this Report.
Exhibit 10.2	Performance-Based Restricted Stock Unit Metrics for 2018.	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 25, 2018, relating to financial information.	Filed with this Report.
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated April 25, 2018, relating to change in accounting principle.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ John Lawler
John Lawler, Vice President and Controller
(principal accounting officer)

Date:	April 25, 2018