Form 10-Q
period 2018-06-30
FORD MOTOR CO
filed 2018-07-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of July 20, 2018, Ford had outstanding 3,914,874,462 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

68

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2017	2018	2017	2018
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$37,113	$35,905	$73,588	$74,917
Ford Credit	2,738	3,009	5,407	5,952
Mobility	2	6	4	10
Total revenues (Note 3)	39,853	38,920	78,999	80,879

Costs and expenses
Cost of sales	33,342	33,194	66,042	68,947
Selling, administrative, and other expenses	2,756	2,778	5,520	5,525
Ford Credit interest, operating, and other expenses	2,203	2,362	4,421	4,700
Total costs and expenses	38,301	38,334	75,983	79,172

Interest expense on Automotive debt	277	287	556	562
Interest expense on Other debt	14	14	28	28

Other income/(loss), net (Note 4)	732	1,004	1,466	1,867
Equity in net income of affiliated companies	273	60	619	284
Income before income taxes	2,266	1,349	4,517	3,268
Provision for/(Benefit from) income taxes	211	280	863	454
Net income	2,055	1,069	3,654	2,814
Less: Income/(Loss) attributable to noncontrolling interests	8	3	15	12
Net income attributable to Ford Motor Company	$2,047	$1,066	$3,639	$2,802

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.51	$0.27	$0.92	$0.70
Diluted income	0.51	0.27	0.91	0.70

Cash dividends declared	0.15	0.15	0.35	0.43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2017	2018	2017	2018
	Second Quarter		First Half
	(unaudited)
Net income	$2,055	$1,069	$3,654	$2,814
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	84	(595)	326	(300)
Marketable securities	4	(8)	3	(55)
Derivative instruments	137	52	(31)	85
Pension and other postretirement benefits	(12)	17	(3)	25
Total other comprehensive income/(loss), net of tax	213	(534)	295	(245)
Comprehensive income	2,268	535	3,949	2,569
Less: Comprehensive income/(loss) attributable to noncontrolling interests	8	4	13	12
Comprehensive income attributable to Ford Motor Company	$2,260	$531	$3,936	$2,557
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	June 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$18,492	$16,828
Marketable securities (Note 7)	20,435	19,648
Ford Credit finance receivables, net (Note 8)	52,210	51,354
Trade and other receivables, less allowances of $392 and $395	10,599	11,026
Inventories (Note 10)	11,176	12,565
Other assets	3,889	3,604
Total current assets	116,801	115,025

Ford Credit finance receivables, net (Note 8)	56,182	56,351
Net investment in operating leases	28,235	29,365
Net property	35,327	35,580
Equity in net assets of affiliated companies	3,085	3,087
Deferred income taxes	10,762	10,371
Other assets	8,104	8,300
Total assets	$258,496	$258,079

LIABILITIES
Payables	$23,282	$22,743
Other liabilities and deferred revenue (Note 12)	19,697	21,234
Automotive debt payable within one year (Note 14)	3,356	3,968
Ford Credit debt payable within one year (Note 14)	48,265	46,916
Total current liabilities	94,600	94,861

Other liabilities and deferred revenue (Note 12)	24,711	24,107
Automotive long-term debt (Note 14)	12,575	11,642
Ford Credit long-term debt (Note 14)	89,492	89,718
Other long-term debt (Note 14)	599	599
Deferred income taxes	815	584
Total liabilities	222,792	221,511

Redeemable noncontrolling interest	98	99

EQUITY
Common Stock, par value $.01 per share (3,999 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,843	21,953
Retained earnings	21,906	22,993
Accumulated other comprehensive income/(loss) (Note 16)	(6,959)	(7,204)
Treasury stock	(1,253)	(1,342)
Total equity attributable to Ford Motor Company	35,578	36,441
Equity attributable to noncontrolling interests	28	28
Total equity	35,606	36,469
Total liabilities and equity	$258,496	$258,079

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2017	June 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$3,079
Ford Credit finance receivables, net	56,250	55,600
Net investment in operating leases	11,503	12,207
Other assets	64	55
LIABILITIES
Other liabilities and deferred revenue	$2	$6
Debt	46,437	50,012
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2017	2018
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$9,951	$8,486

Cash flows from investing activities
Capital spending	(3,264)	(3,688)
Acquisitions of finance receivables and operating leases	(27,379)	(32,273)
Collections of finance receivables and operating leases	21,636	25,980
Purchases of marketable and other securities	(16,931)	(11,725)
Sales and maturities of marketable and other securities	16,906	12,756
Settlements of derivatives	154	109
Other	16	(181)
Net cash provided by/(used in) investing activities	(8,862)	(9,022)

Cash flows from financing activities
Cash dividends	(1,392)	(1,711)
Purchases of common stock	(131)	(89)
Net changes in short-term debt	72	(1,735)
Proceeds from issuance of long-term debt	20,467	28,135
Principal payments on long-term debt	(19,952)	(25,299)
Other	(102)	(93)
Net cash provided by/(used in) financing activities	(1,038)	(792)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	267	(289)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$318	$(1,617)

Cash, cash equivalents, and restricted cash at January 1 (Note 7)	$16,019	$18,638
Net increase/(decrease) in cash, cash equivalents, and restricted cash	318	(1,617)
Cash, cash equivalents, and restricted cash at June 30 (Note 7)	$16,337	$17,021

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2016	$41	$21,630	$16,193	$(7,013)	$(1,122)	$29,729	$17	$29,746
Adoption of accounting standards	—	6	566	—	—	572	—	572
Net income	—	—	3,639	—	—	3,639	15	3,654
Other comprehensive income/(loss), net of tax	—	—	—	297	—	297	(2)	295
Common stock issued (including share-based compensation impacts)	—	99	—	—	—	99	—	99
Treasury stock/other	—	—	—	—	(131)	(131)	(1)	(132)
Cash dividends declared	—	—	(1,392)	—	—	(1,392)	(11)	(1,403)
Balance at June 30, 2017	$41	$21,735	$19,006	$(6,716)	$(1,253)	$32,813	$18	$32,831

Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	2,802	—	—	2,802	12	2,814
Other comprehensive income/(loss), net of tax	—	—	—	(245)	—	(245)	—	(245)
Common stock issued (including share-based compensation impacts)	—	110	—	—	—	110	—	110
Treasury stock/other	—	—	—	—	(89)	(89)	—	(89)
Dividends and dividend equivalents declared	—	—	(1,715)	—	—	(1,715)	(12)	(1,727)
Balance at June 30, 2018	$41	$21,953	$22,993	$(7,204)	$(1,342)	$36,441	$28	$36,469

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

Change in Presentation

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we now manage our business. Based on recent changes to our organization structure and how our Chief Operating Decision Maker (“CODM”) reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit. See Note 18 for a description of our new segment presentation.

Change in Accounting

We carry inventory on our consolidated balance sheet that is comprised of finished products, raw materials, work-in-process, and supplies. As of January 1, 2018, we changed our accounting method for U.S. inventories to a first-in, first-out basis from a last-in, first-out basis. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions in our business, and improves comparability with our peers. The effect of this change was immaterial on our consolidated income statement, balance sheet, and statement of cash flow amounts for the interim period ended June 30, 2018.

We have retrospectively applied this change in accounting method to all prior periods. As of December 31, 2016, the cumulative effect of the change increased Retained earnings by $559 million.

The effect of this change on our consolidated financial statements was as follows (in millions except for per share amounts):

	For the periods ended June 30, 2017
	Second Quarter			First Half
	Previously Reported	As Revised	Effect of Change Higher/(Lower)	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Income Statement

Cost of Sales	$33,349	$33,342	$(7)	$66,057	$66,042	$(15)
Income before income taxes	2,259	2,266	7	4,502	4,517	15
Provision for/ (Benefit from) income taxes	209	211	2	858	863	5
Net income	2,050	2,055	5	3,644	3,654	10
Net income attributable to Ford Motor Company	2,042	2,047	5	3,629	3,639	10
Basic earning per share attributable to Ford Motor Company	0.51	0.51	—	0.91	0.92	0.01
Diluted earning per share attributable to Ford Motor Company	0.51	0.51	—	0.91	0.91	—

	December 31, 2017
	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Balance Sheet

Inventories	$10,277	$11,176	$899
Deferred income taxes (assets)	10,973	10,762	(211)
Retained earnings	21,218	21,906	688

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Argentina

In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as having a highly inflationary economy. We are presently evaluating the impact of accounting for our Argentina operations as highly inflationary beginning on July 1, 2018.

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging. On January 1, 2018, we adopted the amendments to Accounting Standards Codification 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting.  Adoption did not have a material impact on our financial statements.  We continue to assess opportunities enabled by the new standard to expand our risk management strategies.
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2017
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$35,746	$—	$—	$35,746
Used vehicles	708	—	—	708
Extended service contracts	332	—	—	332
Other revenue	202	2	55	259
Revenues from sales and services	36,988	2	55	37,045

Leasing income	125	—	1,381	1,506
Financing income	—	—	1,260	1,260
Insurance income	—	—	42	42
Total revenues	$37,113	$2	$2,738	$39,853

	Second Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$34,569	$—	$—	$34,569
Used vehicles	655	—	—	655
Extended service contracts	328	—	—	328
Other revenue	210	6	58	274
Revenues from sales and services	35,762	6	58	35,826

Leasing income	143	—	1,443	1,586
Financing income	—	—	1,465	1,465
Insurance income	—	—	43	43
Total revenues	$35,905	$6	$3,009	$38,920

	First Half 2017
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$70,742	$—	$—	$70,742
Used vehicles	1,581	—	—	1,581
Extended service contracts	607	—	—	607
Other revenue	426	4	104	534
Revenues from sales and services	73,356	4	104	73,464

Leasing income	232	—	2,747	2,979
Financing income	—	—	2,474	2,474
Insurance income	—	—	82	82
Total revenues	$73,588	$4	$5,407	$78,999

	First Half 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$71,986	$—	$—	$71,986
Used vehicles	1,583	—	—	1,583
Extended service contracts	657	—	—	657
Other revenue	429	10	113	552
Revenues from sales and services	74,655	10	113	74,778

Leasing income	262	—	2,858	3,120
Financing income	—	—	2,897	2,897
Insurance income	—	—	84	84
Total revenues	$74,917	$10	$5,952	$80,879

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

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer pays Ford Credit when it sells the vehicle to the retail customer. Payment terms on part sales to dealers, distributors, and retailers range from 30 days to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result, we recorded a decrease to revenue recognized in prior periods of $510 million and $220 million in the second quarter of 2017 and 2018, respectively.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at contract inception and recognize revenue over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations. At January 1, 2017 and December 31, 2017, $3.5 billion and $3.8 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other Liabilities and deferred revenue. We recognized $271 million and $269 million of the unearned amounts as revenue during the second quarter of 2017 and 2018, respectively, and $541 million and $567 million in the first half of 2017 and 2018, respectively. At June 30, 2018, the unearned amount was $3.9 billion. We expect to recognize approximately $600 million of the unearned amount in the remainder of 2018, $1 billion in 2019, and $2.3 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $232 million and $242 million in deferred costs as of December 31, 2017 and June 30, 2018, respectively. Amortization of $14 million and $19 million was recognized during the second quarter of 2017 and 2018, respectively, and $29 million and $37 million in the first half of 2017 and 2018, respectively.

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

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Net periodic pension and OPEB income/(cost), excluding service cost	$389	$429	$779	$906
Investment-related interest income	109	167	201	313
Interest income/(expense) on income taxes	—	32	1	33
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other securities	(24)	217	27	212
Gains/(Losses) on changes in investments in affiliates	(1)	—	(2)	58
Royalty income	150	129	304	272
Other	109	30	156	73
Total	$732	$1,004	$1,466	$1,867

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

For the second quarter and first half of 2018, our effective tax rates were 20.8% and 13.9%, respectively. During the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$2,047	$1,066	$3,639	$2,802
Diluted income	2,047	1,066	3,639	2,802

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,977	3,977	3,977	3,976
Net dilutive options, unvested restricted stock units, and restricted stock	19	22	21	22
Diluted shares	3,996	3,999	3,998	3,998

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet were as follows (in millions):

		December 31, 2017
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$913	$—	$—	$913
U.S. government agencies	2	433	—	300	733
Non-U.S. government and agencies	2	—	—	703	703
Corporate debt	2	55	—	25	80
Total marketable securities classified as cash equivalents		1,401	—	1,028	2,429
Cash, time deposits, and money market funds		7,529	4	8,530	16,063
Total cash and cash equivalents		$8,930	$4	$9,558	$18,492

Marketable securities
U.S. government	1	$5,580	$—	$966	$6,546
U.S. government agencies	2	2,484	—	384	2,868
Non-U.S. government and agencies	2	5,270	—	660	5,930
Corporate debt	2	4,031	—	848	4,879
Equities (a)	1	138	—	—	138
Other marketable securities	2	51	—	23	74
Total marketable securities		$17,554	$—	$2,881	$20,435

		June 30, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$8	$—	$10	$18
U.S. government agencies	2	3	—	—	3
Non-U.S. government and agencies	2	210	—	587	797
Corporate debt	2	225	—	460	685
Total marketable securities classified as cash equivalents		446	—	1,057	1,503
Cash, time deposits, and money market funds		7,284	19	8,022	15,325
Total cash and cash equivalents		$7,730	$19	$9,079	$16,828

Marketable securities
U.S. government	1	$2,949	$—	$404	$3,353
U.S. government agencies	2	1,992	—	164	2,156
Non-U.S. government and agencies	2	6,322	—	1,045	7,367
Corporate debt	2	5,306	—	516	5,822
Equities (a)	1	558	—	—	558
Other marketable securities	2	235	—	157	392
Total marketable securities		$17,362	$—	$2,286	$19,648
__________
(a) Net unrealized gains/losses on equities were a $27 million loss and a $158 million gain at December 31, 2017 and June 30, 2018, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities on our balance sheet were as follows (in millions):

	December 31, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$3,669	$—	$(18)	$3,651	$1,377	$2,274	$—
U.S. government agencies	1,915	—	(15)	1,900	265	1,620	15
Non-U.S. government and agencies	4,021	—	(28)	3,993	197	3,771	25
Corporate debt	1,716	1	(8)	1,709	194	1,509	6
Other marketable securities	17	—	—	17	—	16	1
Total	$11,338	$1	$(69)	$11,270	$2,033	$9,190	$47

	June 30, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,634	$—	$(21)	$2,613	$1,777	$836	$—
U.S. government agencies	1,871	—	(26)	1,845	309	1,518	18
Non-U.S. government and agencies	4,178	—	(63)	4,115	6	4,109	—
Corporate debt	2,628	1	(33)	2,596	190	2,404	2
Other marketable securities	200	—	(1)	199	—	140	59
Total	$11,511	$1	$(144)	$11,368	$2,282	$9,007	$79

Sales proceeds and gross realized gains/(losses) from the sale of AFS debt securities prior to maturity, recorded in the income statement for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Automotive
Sales proceeds	$1,315	$1,507	$2,616	$2,846
Gross realized gains	2	1	3	1
Gross realized losses	6	5	8	11

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$2,382	$(9)	$903	$(9)	$3,285	$(18)
U.S. government agencies	1,625	(12)	260	(3)	1,885	(15)
Non-U.S. government and agencies	3,148	(20)	510	(8)	3,658	(28)
Corporate debt	1,396	(8)	—	—	1,396	(8)
Total	$8,551	$(49)	$1,673	$(20)	$10,224	$(69)

	June 30, 2018
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$544	$(5)	$1,968	$(16)	$2,512	$(21)
U.S. government agencies	966	(14)	848	(12)	1,814	(26)
Non-U.S. government and agencies	2,450	(43)	1,120	(20)	3,570	(63)
Corporate debt	2,033	(29)	190	(4)	2,223	(33)
Other marketable securities	156	(1)	—	—	156	(1)
Total	$6,149	$(92)	$4,126	$(52)	$10,275	$(144)

We determine other-than-temporary impairments on cash equivalents and marketable securities using a specific identification method. During the six months ended June 30, 2017 and 2018, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	June 30, 2018
Cash and cash equivalents	$18,492	$16,828
Restricted cash (a)	146	193
Total cash, cash equivalents, and restricted cash	$18,638	$17,021
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Other Securities

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $363 million and $188 million at December 31, 2017 and June 30, 2018, respectively. There were no material adjustments to the fair values of these investments held at June 30, 2018.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2017	June 30, 2018
Consumer
Retail financing, gross	$78,331	$78,826
Unearned interest supplements	(3,280)	(3,245)
Consumer finance receivables	75,051	75,581
Non-Consumer
Dealer financing	33,938	32,711
Non-Consumer finance receivables	33,938	32,711
Total recorded investment	$108,989	$108,292

Recorded investment in finance receivables	$108,989	$108,292
Allowance for credit losses	(597)	(587)
Finance receivables, net	$108,392	$107,705

Current portion	$52,210	$51,354
Non-current portion	56,182	56,351
Finance receivables, net	$108,392	$107,705

Net finance receivables subject to fair value (a)	$105,106	$104,145
Fair value	104,521	103,517
__________

(a)
At December 31, 2017 and June 30, 2018, Finance receivables, net includes $3.3 billion and $3.6 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2017 and June 30, 2018, was $240 million and $242 million, respectively, of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2017 and June 30, 2018, were consumer receivables of $38.9 billion and $39.3 billion, respectively, and non-consumer receivables of $24.5 billion and $22.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $27 million at December 31, 2017 and June 30, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimis at December 31, 2017 and June 30, 2018, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2017	June 30, 2018
Consumer
31-60 days past due	$748	$730
61-90 days past due	113	120
91-120 days past due	36	37
Greater than 120 days past due	37	40
Total past due	934	927
Current	74,117	74,654
Consumer finance receivables	75,051	75,581

Non-Consumer
Total past due	122	70
Current	33,816	32,641
Non-Consumer finance receivables	33,938	32,711
Total recorded investment	$108,989	$108,292

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	June 30, 2018
Dealer Financing
Group I	$26,252	$25,441
Group II	5,908	5,695
Group III	1,640	1,479
Group IV	138	96
Total recorded investment	$33,938	$32,711

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and June 30, 2018 was $386 million, or 0.5% of consumer receivables, and $378 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and June 30, 2018 was $138 million, or 0.4% of non-consumer receivables, and $96 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2017			First Half 2017
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$504	$13	$517	$469	$15	$484
Charge-offs	(110)	(2)	(112)	(233)	(4)	(237)
Recoveries	35	3	38	69	3	72
Provision for credit losses	73	—	73	194	—	194
Other (a)	5	1	6	8	1	9
Ending balance (b)	$507	$15	$522	$507	$15	$522

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$487	$13	$500
Specific impairment allowance				20	2	22
Ending balance (b)				507	15	522

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				67,772	33,627	101,399
Specifically evaluated for impairment				381	181	562
Recorded investment				68,153	33,808	101,961

Ending balance, net of allowance for credit losses				$67,646	$33,793	$101,439
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $588 million.

	Second Quarter 2018			First Half 2018
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$584	$16	$600	$582	$15	$597
Charge-offs	(123)	(1)	(124)	(254)	(3)	(257)
Recoveries	47	1	48	86	2	88
Provision for credit losses	72	(2)	70	164	—	164
Other (a)	(7)	—	(7)	(5)	—	(5)
Ending balance (b)	$573	$14	$587	$573	$14	$587

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$552	$13	$565
Specific impairment allowance				21	1	22
Ending balance (b)				573	14	587

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				75,203	32,615	107,818
Specifically evaluated for impairment				378	96	474
Recorded investment				75,581	32,711	108,292

Ending balance, net of allowance for credit losses				$75,008	$32,697	$107,705
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including reserves for operating leases, was $659 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2017	June 30, 2018
Raw materials, work-in-process, and supplies	$4,397	$4,446
Finished products	6,779	8,119
Total inventories	$11,176	$12,565

NOTE 11. GOODWILL

The net carrying amount of goodwill was $75 million and $273 million at December 31, 2017 and June 30, 2018, respectively, and is reported in Other Assets in the non-current section of our consolidated balance sheet. In the first quarter of 2018, Mobility completed the acquisition of Autonomic and TransLoc which resulted in $199 million of goodwill.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2017	June 30, 2018
Current
Dealer and dealers’ customer allowances and claims	$10,902	$11,697
Deferred revenue	2,107	2,854
Employee benefit plans	1,661	1,400
Accrued interest	1,057	1,003
OPEB (a)	348	345
Pension (a)	229	223
Other	3,393	3,712
Total current other liabilities and deferred revenue	$19,697	$21,234
Non-current
Pension (a)	$9,932	$9,450
OPEB (a)	5,821	5,684
Dealer and dealers’ customer allowances and claims	2,471	2,189
Deferred revenue	3,829	3,937
Employee benefit plans	1,139	1,155
Other	1,519	1,692
Total non-current other liabilities and deferred revenue	$24,711	$24,107
__________

(a)
Balances at June 30, 2018 reflect pension and OPEB liabilities at December 31, 2017, updated (where applicable) for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2017. Included in Other assets are pension assets of $3.5 billion and $3.9 billion at December 31, 2017 and June 30, 2018, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 was as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2017	2018	2017	2018	2017	2018
Service cost	$134	$136	$125	$151	$12	$13
Interest cost	381	366	173	173	49	49
Expected return on assets	(684)	(722)	(335)	(329)	—	—
Amortization of prior service costs/(credits)	35	35	9	7	(29)	(28)
Net remeasurement (gain)/loss	—	—	—	—	—	—
Separation programs/other	9	3	3	16	—	1
Settlements and curtailments	—	—	—	—	—	—
Net periodic benefit cost/(income)	$(125)	$(182)	$(25)	$18	$32	$35

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2017	2018	2017	2018	2017	2018
Service cost	$267	$272	$259	$303	$24	$27
Interest cost	762	733	332	349	98	98
Expected return on assets	(1,367)	(1,444)	(665)	(663)	—	—
Amortization of prior service costs/(credits)	71	71	18	13	(59)	(55)
Net remeasurement (gain)/loss	—	(26)	—	—	—	—
Separation programs/other	12	14	19	18	—	1
Settlements and curtailments	—	(15)	—	—	—	—
Net periodic benefit cost/(income)	$(255)	$(395)	$(37)	$20	$63	$71

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

Pension Plan Contributions

During 2018, we expect to contribute about $500 million (most of which are mandatory contributions) from cash and cash equivalents to our global funded pension plans, and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $850 million. In the first half of 2018, we contributed about $150 million to our global funded pension plans and made about $150 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2017	June 30, 2018
Debt payable within one year
Short-term	$1,396	$1,569
Long-term payable within one year
Public unsecured debt securities	361	361
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,031	1,467
Unamortized (discount)/premium	(23)	(20)
Total debt payable within one year	3,356	3,968
Long-term debt payable after one year
Public unsecured debt securities	9,033	9,033
DOE ATVM Incentive Program	2,060	1,766
Other debt	1,848	1,178
Adjustments
Unamortized (discount)/premium	(290)	(261)
Unamortized issuance costs	(76)	(74)
Total long-term debt payable after one year	12,575	11,642
Total Automotive	$15,931	$15,610

Fair value of Automotive debt (a)	$17,976	$16,405

Ford Credit
Debt payable within one year
Short-term	$17,153	$14,985
Long-term payable within one year
Unsecured debt	13,298	12,636
Asset-backed debt	17,817	19,317
Adjustments
Unamortized (discount)/premium	1	—
Unamortized issuance costs	(16)	(19)
Fair value adjustments (b)	12	(3)
Total debt payable within one year	48,265	46,916
Long-term debt payable after one year
Unsecured debt	55,687	55,755
Asset-backed debt	34,052	34,625
Adjustments
Unamortized (discount)/premium	(2)	—
Unamortized issuance costs	(212)	(212)
Fair value adjustments (b)	(33)	(450)
Total long-term debt payable after one year	89,492	89,718
Total Ford Credit	$137,757	$136,634

Fair value of Ford Credit debt (a)	$139,605	$138,616

Other
Long-term debt payable after one year
Unsecured debt	$604	$604
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(2)	(2)
Total Other	$599	$599

Fair value of Other debt	$801	$754
__________

(a)
The fair value of debt includes $1.1 billion and $1.2 billion of Automotive segment short-term debt and $16.4 billion and $13.7 billion of Ford Credit segment short-term debt at December 31, 2017 and June 30, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $39 billion and $37.5 billion at December 31, 2017 and June 30, 2018, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Cash flow hedges (a)
Reclassified from AOCI to Cost of sales	$124	$(12)	$242	$5
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	62	(2)	132	24
Fair value changes on hedging instruments (b)	34	(90)	(55)	(429)
Fair value changes on hedged debt (b)	(30)	82	55	411
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(218)	416	(426)	300
Cross-currency interest rate swap contracts	16	(125)	74	(183)
Interest rate contracts	30	(20)	37	(37)
Commodity contracts	(10)	8	32	(38)
Total	$8	$257	$91	$53
__________

(a)
For the second quarter and first half of 2017, a $318 million gain and a $206 million gain, respectively, were recorded in Other comprehensive income. For the second quarter and first half of 2018, a $60 million gain and a $121 million gain, respectively, were recorded in Other comprehensive income.

(b)
For the first half of 2017, the fair value changes on hedging instruments and on hedged debt were recorded in Other income/(loss), net; effective first quarter 2018, these amounts were recorded in Ford Credit interest, operating, and other expenses.

(c)
For the second quarter and first half of 2017, a $61 million loss and a $90 million loss were recorded in Other income/(loss), net and a $157 million loss and a $336 million loss were recorded in Cost of sales, respectively. For the second quarter and first half of 2018, a $110 million gain and a $98 million gain were recorded in Other income/(loss), net and a $306 million gain and a $202 million gain were recorded in Cost of sales, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			June 30, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,595	$407	$306	$17,640	$309	$111
Fair value hedges
Interest rate contracts	28,008	248	135	26,033	137	441
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,679	172	302	19,644	297	103
Cross-currency interest rate swap contracts	4,006	408	28	5,852	270	143
Interest rate contracts	60,504	276	137	65,447	247	255
Commodity contracts	660	37	4	663	12	26
Total derivative financial instruments, gross (a) (b)	$133,452	$1,548	$912	$135,279	$1,272	$1,079

Current portion		$802	$568		$766	$460
Non-current portion		746	344		506	619
Total derivative financial instruments, gross		$1,548	$912		$1,272	$1,079
__________

(a)	At December 31, 2017 and June 30, 2018, we held collateral of $15 million and $9 million, and we posted collateral of $38 million and $56 million, respectively.

(b)
At December 31, 2017 and June 30, 2018, the fair value of assets and liabilities available for counterparty netting was $618 million and $401 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Foreign currency translation
Beginning balance	$(4,350)	$(3,981)	$(4,593)	$(4,277)
Gains/(Losses) on foreign currency translation	(39)	(527)	150	(283)
Less: Tax/(Tax benefit)	(123)	69	(177)	19
Net gains/(losses) on foreign currency translation	84	(596)	327	(302)
(Gains)/Losses reclassified from AOCI to net income (a)	—	—	—	2
Other comprehensive income/(loss), net of tax	84	(596)	327	(300)
Ending balance	$(4,266)	$(4,577)	$(4,266)	$(4,577)

Marketable securities
Beginning balance	$(15)	$(95)	$(14)	$(48)
Gains/(Losses) on available for sale securities	2	(15)	3	(84)
Less: Tax/(Tax benefit)	2	(4)	5	(21)
Net gains/(losses) on available for sale securities	—	(11)	(2)	(63)
(Gains)/Losses reclassified from AOCI to net income	4	4	5	10
Less: Tax/(Tax benefit)	—	1	—	2
Net (gains)/losses reclassified from AOCI to net income	4	3	5	8
Other comprehensive income/(loss), net of tax	4	(8)	3	(55)
Ending balance	$(11)	$(103)	$(11)	$(103)

Derivative instruments
Beginning balance	$116	$51	$283	$18
Gains/(Losses) on derivative instruments	318	60	206	121
Less: Tax/(Tax benefit)	85	14	51	29
Net gains/(losses) on derivative instruments	233	46	155	92
(Gains)/Losses reclassified from AOCI to net income	(124)	12	(242)	(5)
Less: Tax/(Tax benefit)	(28)	6	(57)	2
Net (gains)/losses reclassified from AOCI to net income (b)	(96)	6	(185)	(7)
Other comprehensive income/(loss), net of tax	137	52	(30)	85
Ending balance	$253	$103	$253	$103

Pension and other postretirement benefits
Beginning balance	$(2,680)	$(2,644)	$(2,689)	$(2,652)
Amortization and recognition of prior service costs/(credits)	15	14	30	29
Less: Tax/(Tax benefit)	23	3	28	6
Net prior service costs/(credits) reclassified from AOCI to net income	(8)	11	2	23
Translation impact on non-U.S. plans	(4)	6	(5)	2
Other comprehensive income/(loss), net of tax	(12)	17	(3)	25
Ending balance	$(2,692)	$(2,627)	$(2,692)	$(2,627)

Total AOCI ending balance at June 30	$(6,716)	$(7,204)	$(6,716)	$(7,204)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $165 million. See Note 15 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2017	June 30, 2018
Maximum potential payments	$1,397	$1,673
Carrying value of recorded liabilities related to guarantees and limited indemnities	408	486

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.5 billion as of June 30, 2018 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $465 million as our best estimate of the amount we will have to pay under the guarantee.

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2017	2018
Beginning balance	$4,960	$5,296
Payments made during the period	(1,710)	(1,911)
Changes in accrual related to warranties issued during the period	1,272	1,252
Changes in accrual related to pre-existing warranties	582	337
Foreign currency translation and other	71	(96)
Ending balance	$5,175	$4,878

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we now manage our business. Based on recent changes to our organization structure and how our CODM reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit.

In addition to the change in reportable segments, consistent with how our CODM now assesses performance of the segments, we changed the measurement of our segment profits and losses as described below:

•	Corporate governance costs, which were previously reported as part of our Automotive segment, are now reported as part of Corporate Other

•	Autonomous vehicle development costs, which were previously reported as part of our Automotive segment, are now reported in Mobility

•
Interest income and portfolio gains and losses, which were previously reported in our segment results, are now reported in Corporate Other. Interest expense (other than interest expense incurred by Ford Credit) is now reported as a separate reconciling item

Prior period amounts were adjusted retrospectively to reflect the segment and measurement changes.

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

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Second Quarter 2017
Revenues	$37,113	$2	$2,738	$—	$—	$—	$—		$39,853
Income/(loss) before income taxes	2,395	(63)	619	(146)	(291)	(248)	—		2,266
Equity in net income/(loss) of affiliated companies	266	(1)	8	—	—	—	—		273
Cash, cash equivalents, and marketable securities	28,428	4	10,677	—	—	—	—		39,109
Restricted cash	5	7	102	—	—	—	—		114
Total assets	104,151	80	151,047	—	—	—	(7,241)	(a)	248,037

Second Quarter 2018
Revenues	$35,905	$6	$3,009	$—	$—	$—	$—		$38,920
Income/(loss) before income taxes	1,157	(181)	645	71	(301)	(42)	—		1,349
Equity in net income/(loss) of affiliated companies	54	—	6	—	—	—	—		60
Cash, cash equivalents, and marketable securities	25,092	19	11,365	—	—	—	—		36,476
Restricted cash	16	31	146	—	—	—	—		193
Total assets	103,306	470	158,604	—	—	—	(4,301)	(a)	258,079

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Half 2017
Revenues	$73,588	$4	$5,407	$—	$—	$—	$—		$78,999
Income/(loss) before income taxes	4,570	(127)	1,100	(218)	(584)	(224)	—		4,517
Equity in net income/(loss) of affiliated companies	605	(1)	15	—	—	—	—		619

First Half 2018
Revenues	$74,917	$10	$5,952	$—	$—	$—	$—		$80,879
Income/(loss) before income taxes	2,889	(283)	1,286	(15)	(590)	(19)	—		3,268
Equity in net income/(loss) of affiliated companies	272	—	12	—	—	—	—		284
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

•
Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income Attributable to Ford) – Earnings before interest and taxes (EBIT) includes non-controlling interests and excludes interest on debt (excl. Ford Credit Debt), taxes, and pre-tax special items. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting. Pre-tax special items consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant restructuring actions related to our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.  When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Company Adjusted EBIT Margin (Most Comparable GAAP Measure: Company Net Income Margin) – Company Adjusted EBIT margin is Company adjusted EBIT divided by Company revenue. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting.

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

•
Company Adjusted Operating Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, separation payments, and other items that are considered operating cash outflows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted operating cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Company

The chart below shows our second quarter and year-to-date 2018 key metrics for the Company, compared to a year ago.

Company Key Metrics Summary

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Wholesales (000)	1,651	1,493	(10) %	3,354	3,155	(6) %
Market share (Pct)	7.3 %	6.7 %	(0.6) ppts	7.2 %	6.6 %	(0.6) ppts
GAAP						
Revenue (Bils)	$ 39.9	$ 38.9	(2) %	$ 79.0	$ 80.9	2 %
Net Income (Bils)	2.0	1.1	$ (0.9)	3.6	2.8	$ (0.8)
Net Income Margin (Pct)	5.1 %	2.7 %	(2.4) ppts	4.6 %	3.5 %	(1.1) ppts
EPS (Diluted)	$ 0.51	$ 0.27	$ (0.24)	$ 0.91	$ 0.70	$ (0.21)
Cash Flows From Op. Activities (Bils)	5.7	5.0	$ (0.7)	10.0	8.5	$ (1.5)
Non-GAAP						
Company Adj. EBIT* (Bils)	$ 2.8	$ 1.7	$ (1.1)	$ 5.3	$ 3.9	$ (1.4)
Company Adj. EBIT Margin* (Pct)	7.0 %	4.3 %	(2.7) ppts	6.7 %	4.8 %	(1.9) ppts
Adjusted EPS* (Diluted)	$ 0.56	$ 0.27	$ (0.29)	$ 0.96	$ 0.70	$ (0.26)
Company Adj. Op. Cash Flow* (Bils)	1.3	(1.8)	(3.1)	3.3	1.2	(2.1)
ROIC (Trailing Four Qtrs)	10.9 %	8.7 %	(2.2) ppts			

* See “Non-GAAP Financial Measure Reconciliations” section for reconciliation to GAAP

Company revenue in the second quarter of 2018 was $38.9 billion, down 2% from a year ago, more than explained by lower wholesale volumes, which were at 1.5 million units, down 10% compared with the second quarter of 2017. The lower volume is fully explained by North America (i.e., the production disruption caused by the fire at our supplier Meridian’s facility) and Asia Pacific (i.e., mainly our China consolidated operations) while the other factors contributing to revenue improved. All of the Company key metrics for the quarter were lower than a year ago primarily driven by lower volume of high-margin products in our North America business due to the production disruptions caused by Meridian, along with performance issues in our China operations.

Net income in the second quarter of 2018 was $1.1 billion or $0.27 diluted earnings per share of Common and Class B stock, a decrease of $900 million or $0.24 per share from a year ago. Company adjusted EBIT for the second quarter of 2018 was $1.7 billion, down $1.1 billion year over year. Adjusted EPS in the quarter was $0.27, down $0.29 from a year ago. The year-over-year decrease in both net income and Company adjusted EBIT is more than explained by our Automotive segment.
Net income margin was 2.7% and Company adjusted EBIT margin was 4.3% in the second quarter of 2018, down 2.4 percentage points and 2.7 percentage points, respectively, from a year ago, reflecting mainly Asia Pacific, principally China, and North America performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our second quarter 2018 net income attributable to Ford and Company adjusted EBIT by segment.

2Q 2018 Company Results (Mils)

$1,157
$(181)
$645
$71
$1,692
$(301)
$(42)
$(283)
$1,066
Auto
Mobility
Ford Credit
Corporate Other
Company Adj. EBIT*
Interest On Debt
Special Items
Taxes / Non-Controlling
Net Income (GAAP)

B / (W) 2Q 2017	Auto	Mobility	Ford Credit	Corporate Other	Company Adj. EBIT*	Interest On Debt	Special Items	Taxes / Non-Controlling	Net Income (GAAP)
B / (W) 2Q 2017	$(1,238)	$(118)	$26	$217	$(1,113)	$(10)	$206	$(64)	$(981)

- Auto and Ford Credit results drove net income and Company adjusted EBIT
- Mobility results include strategic investments in autonomous vehicle development
- Corporate Other includes gains on marketable securities, including Pivotal
- Taxes higher YoY; reflects non-repeat of foreign tax credit benefits

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Our Automotive segment’s EBIT in the second quarter of 2018 was $1.2 billion, driven by a $1.8 billion EBIT in North America. This was offset, in part, by a combined EBIT loss of about $600 million in operations outside North America, with each region in a loss position except Middle East & Africa, which delivered a record second quarter EBIT. North America and Asia Pacific accounted for nearly all of the year-over-year $1.2 billion decline in Automotive EBIT.
Our Mobility segment, including mobility services as well as autonomous vehicles, incurred an EBIT loss of $181 million, split about equally between mobility services and autonomous vehicles.

Our Ford Credit segment had another strong quarter with growth in receivables, an EBT of $645 million, up $26 million, and strong consumer credit metrics. Auction values in the second quarter of 2018 were up 4% from a year ago, and we now expect full year average auction values to be up 1% to 2% at constant mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The chart below shows our second quarter 2018 Automotive segment EBIT by region.

2Q 2018 Automotive EBIT By Region (Mils)

$1,157
$1,753
$(596)
$49
$(178)
$(73)
$(394)
Automotive
North America
South America
Europe
Middle East & Africa
Asia Pacific

B / (W) 2Q 2017	Automotive	North America	South America	Europe	Middle East & Africa	Asia Pacific
	$(1,238)	$(579)	$(1)	$(195)	$98	$(561)

- Automotive EBIT driven by NA
- Operations outside NA at an EBIT loss in total, down $659M YoY, driven by AP (China) and Europe
- NA EBIT YoY decline caused by Meridian disruption
- MEA delivers record 2Q EBIT

In our Automotive segment, North America earned $1.8 billion in the second quarter of 2018 with an EBIT margin of 7.4% despite the adverse impact of Meridian. Effectively, the entire $579 million year-over-year decline in North America’s EBIT was due to the Meridian disruption.

In South America, we had an EBIT loss in the second quarter of $178 million, unchanged from a year ago. While overall industry conditions improved and we held cost essentially flat excluding inflationary effects, this was completely offset by the significant weakening of local currencies, particularly the Argentine peso, and very high levels of inflation, especially in Argentina.

In Europe, we incurred a loss of $73 million in the second quarter, compared to a profit of $122 million a year ago. The decline in EBIT was driven by higher cost, primarily regulatory related, and unfavorable exchange, mainly sterling. While market factors were slightly positive, we expected a stronger boost from the top line in volume and net pricing.

In Asia Pacific, we had major year-over-year declines across all metrics, almost entirely driven by China. Asia Pacific’s second quarter EBIT loss was $394 million, down $561 million from a year ago, with $506 million coming from our China operations and $55 million from the operations outside China. For Asia Pacific, the year-over-year decline was due to lower volume and net pricing, as well as lower China JV net income.

In China, we lost $483 million in the second quarter, a decline of $506 million year over year. The decline was driven by unfavorable market factors for Ford and Lincoln imports into China and continued negative industry pricing. The lower net pricing also includes adverse stock accrual effects driven by price changes in response to tariff changes. The decline in the China JVs was driven by unfavorable volume and mix, as well as lower net pricing, which was primarily industry-related. With volumes in the JV down year over year, we also saw a decline in royalties, which compensate us for engineering expense that we incurred in the past.

The operations in Asia Pacific outside of China earned $89 million, down from $144 million a year ago, with an EBIT margin of 4.2%. This decline was driven by unfavorable market factors, mainly in Australia and ASEAN. India continued to improve, although it incurred a modest loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In general, we measure year-over-year change in Automotive segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

•	Market Factors (exclude the impact of unconsolidated affiliate wholesales):

◦
Volume and Mix – primarily measures EBIT variance from changes in wholesale volumes (at prior-year average contribution margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the EBIT variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing – primarily measures EBIT variance driven by changes in wholesale prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, special lease offers, and stock adjustments on dealer inventory

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts on the following pages detail second quarter and year-to-date 2018 key metrics and the change in second quarter 2018 EBIT compared with second quarter 2017 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Automotive Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Global SAAR (Mils)	93.8	97.6	4 %	91.5	96.5	5 %
Market Share (Pct)	7.3 %	6.7 %	(0.6) ppts	7.2 %	6.6 %	(0.6) ppts
Wholesales (000)	1,651	1,493	(10) %	3,354	3,155	(6) %
Revenue (Bils)	$ 37.1	$ 35.9	(3) %	$ 73.6	$ 74.9	2 %
EBIT (Mils)	$ 2,395	$ 1,157	$(1,238)	$ 4,570	$ 2,889	$(1,681)
EBIT Margin (Pct)	6.5 %	3.2 %	(3.3) ppts	6.2 %	3.9 %	(2.3) ppts

- All metrics down YoY except SAAR
- 2Q global SAAR up 4%; all regions higher with the largest increase in AP, mainly India and China
- Volume decline reflects primarily China and the Meridian disruption in NA
- Revenue lower due to volume declines in NA and AP

Launched the iconic Mustang in Brazil

SÃO PAULO
5

Automotive
2Q 2018 EBIT YoY Bridge (Mils)

$2,395
$(489)
$510
$(976)
$(283)
$1,157
Industry $ 276
Share (379)
Stocks (663)
Mix 460
Other (183)
Material, Excl. Commodities $(254)
Commodities (280)
Warranty (294)
Freight (61)
Structural Cost (87)
Exchange $(284)
China JVs (192)
Parts & Accessories 95
Other 98
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$21

- EBIT down $1.2B YoY due to the Meridian disruption and China
- Positive pricing across all regions except AP
- Pressure from commodity cost and exchange continued; YoY impact of $564M
- Increased warranty cost, primarily Takata settlement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	21.2	21.4	1 %	21.3	21.5	1 %
U.S.	17.2	17.5	2 %	17.3	17.6	2 %
Market Share (Pct)	14.4 %	14.1 %	(0.3) ppts	14.3 %	13.8 %	(0.5) ppts
U.S.	15.2 %	14.7 %	(0.5) ppts	15.1 %	14.5 %	(0.6) ppts
Wholesales (000)	807	742	(8) %	1,578	1,538	(3) %
Revenue (Bils)	$ 24.5	$ 23.7	(3) %	$ 48.5	$ 48.5	- %
EBIT (Mils)	$ 2,332	$ 1,753	$ (579)	$ 4,462	$ 3,688	$ (774)
EBIT Margin (Pct)	9.5 %	7.4 %	(2.1) ppts	9.2 %	7.6 %	(1.6) ppts

- 2Q NA and U.S. SAAR up 1% and 2% YoY, respectively
- NA market share lower due to U.S. rental and other fleet
- Lower wholesale volume mainly driven by Meridian disruption, Focus production halt and alignment of Escape and Fusion production to demand
- Revenue decline more than explained by lower volume
- EBIT margin excluding Meridian, Takata settlement and Pivotal IPO at 9.9%

Ford F-Series sales grew 5.5% in the second quarter of 2018 and are on a record-setting pace YTD

North America
2Q 2018 EBIT YoY Bridge (Mils)

$2,332
$(200)
$283
$(753)
$91
$1,753
Meridian $(591)
Industry 174
Share (243)
Stocks (46)
Mix / Other 506
Material, Excl. Commodities $(155)
Commodities (199)
Warranty (244)
Freight (68)
Structural Cost (104)
Meridian 17
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$83

- NA EBIT down $579M YoY due to the Meridian fire disruption
- Positive market factors despite impact of Meridian
- Actively driving performance on our leading, high-margin products and seeing positive effects on mix as a result
- Improved net pricing reflects strength of F-Series and the all-new Expedition and Lincoln Navigator
- Increased warranty cost, primarily Takata

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	4.2	4.5	7 %	4.0	4.6	15 %
Brazil	2.3	2.5	9 %	2.2	2.5	14 %
Market Share (Pct)	9.1 %	8.6 %	(0.5) ppts	9.0 %	8.7 %	(0.3) ppts
Brazil	9.7 %	9.6 %	(0.1) ppts	9.5 %	9.5 %	- ppts
Wholesales (000)	93	96	3 %	163	182	12 %
Revenue (Bils)	$ 1.5	$ 1.5	- %	$ 2.6	$ 2.8	9 %
EBIT (Mils)	$ (177)	$ (178)	$ (1)	$ (414)	$ (327)	$ 87
EBIT Margin (Pct)	(12.1) %	(12.2) %	(0.1) ppts	(16.2) %	(11.7) %	4.5 ppts

- 2Q top-line metrics mixed YoY; financial metrics about flat
- SA SAAR up 7%; Brazil up for 5th consecutive quarter – largely concentrated in direct sales (fleet)
- SA market share down, primarily driven by Argentina and Colombia
- Volume up due to industry growth

Ford
KA FREESTYLE

Introduced the all-new Ka FreeStyle in Brazil

South America
2Q 2018 EBIT YoY Bridge (Mils)

$174
$42
$(120)
$(177)
$(97)
$(178)
Commodities $(48)
Other Inflationary Costs (91)
Other 19
Exchange $(144)
Other 47
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$216

- SA EBIT about flat YoY
- Positive market factors offset the adverse impact of exchange, commodities and other inflationary costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	20.7	21.6	4 %	20.6	21.6	5 %
Market Share (Pct)	7.2 %	7.0 %	(0.2) ppts	7.6 %	7.3 %	(0.3) ppts
Wholesales* (000)	375	367	(2) %	824	816	(1) %
Revenue (Bils)	$ 7.1	$ 7.6	7 %	$ 14.7	$ 16.5	12 %
EBIT (Mils)	$ 122	$ (73)	$ (195)	$ 331	$ 46	$ (285)
EBIT Margin (Pct)	1.7 %	(1.0) %	(2.7) ppts	2.2 %	0.3 %	(1.9) ppts

- 2Q top-line metrics mixed YoY; financial metrics down
- Europe SAAR up 4%
- Europe market share down primarily due to discontinued B-MAX and sales slippage due to late regulatory approvals
- Volume down 2%, driven by Turkey
- Revenue up 7% due to favorable exchange

Ford's new "Weather Factory" in Germany is Europe's most advanced auto environmental test center

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 19,000 units in 2Q 2017 and 16,000 units in 2Q 2018). Revenue does not include these sales

Europe
2Q 2018 EBIT YoY Bridge (Mils)

Commodities $ (25)
Other Contribution Cost (120)
Structural Cost 6
$122
$157
$(124)
$(139)
Exchange $(106)
Other 17
$(89)
$(73)
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$33

- Europe EBIT down $195M YoY due to higher cost, primarily regulatory related, and unfavorable exchange, mainly sterling
- Favorable market factors more than explained by net pricing due to impact of refreshed products and industry pricing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	3.6	4.0	11 %	3.7	3.9	5 %
Market Share (Pct)	3.4 %	2.5 %	(0.9) ppts	3.6 %	2.9 %	(0.7) ppts
Wholesales (000)	24	27	13 %	54	52	(4) %
Revenue (Bils)	$ 0.6	$ 0.8	35 %	$ 1.2	$ 1.4	15 %
EBIT (Mils)	$ (49)	$ 49	$ 98	$ (124)	$ (5)	$ 119
EBIT Margin (Pct)	(9.0) %	6.6 %	15.6 ppts	(10.4) %	(0.4) %	10.0 ppts

- 2Q top-line metrics mixed YoY; financial metrics improved
- SAAR up 11%; flat in markets where we participate
- Market share lower driven by Southern and Northern Africa and Middle East performance
- Increase in volume due to favorable dealer stock changes; revenue up 35% with most factors positive

Ford and Lincoln are welcoming women to family-friendly showrooms in Saudi Arabia

Middle East & Africa
2Q 2018 EBIT YoY Bridge (Mils)

$(49)
$56
$18
$(18)
$42
$49
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$74

- MEA EBIT a 2Q record
- Favorable market factors and exchange drove the $98 million EBIT improvement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Key Metrics

	SECOND QUARTER 2017	SECOND QUARTER 2018	SECOND QUARTER H / (L)	YEAR TO DATE 2017	YEAR TO DATE 2018	YEAR TO DATE H / (L)
SAAR (Mils)	44.1	46.2	5 %	41.7	45.0	8 %
China	27.6	28.5	3 %	25.4	27.5	8 %
Market Share (Pct)	3.7 %	2.7 %	(1.0) ppts	3.5 %	2.7 %	(0.8) ppts
China	4.5 %	3.2 %	(1.3) ppts	4.5 %	3.2 %	(1.3) ppts
Wholesales* (000)	352	261	(26) %	735	567	(23) %
Revenue (Bils)	$ 3.4	$ 2.3	(30) %	$ 6.6	$ 5.7	(13) %
EBIT (Mils)	$ 167	$ (394)	$ (561)	$ 315	$ (513)	$ (828)
EBIT Margin (Pct)	4.8 %	(16.4) %	(21.2) ppts	4.8 %	(8.9) %	(13.7) ppts
China Unconsolidated Affiliates						
Wholesales (000)	246	174	(29) %	524	369	(30) %
Ford Equity Income (Mils)	$ 195	$ 3	(98) %	$ 469	$ 141	(70) %
Net Income Margin (Pct)	10.7 %	0.6 %	(10.1) ppts	11.9 %	5.5 %	(6.4) ppts

- All metrics lower YoY except SAAR; China the key driver
- AP SAAR up 2.1M units; China up 0.9M units
- AP market share lower due to China performance, primarily Focus and Escort
- Key metrics for China JVs down substantially with China JV net equity income about breakeven

Revealed the all-new Ford Focus in China

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales

Asia Pacific
2Q 2018 EBIT YoY Bridge (Mils)

$167
$(264)
$(121)
$54
$(230)
$(394)
Industry $ 9
Share (87)
Stocks (137)
Mix (6)
Other (43)
China JVs $(192)
Exchange (37)
Other (1)
2Q 2017
Volume / Mix
Net Pricing
Cost
Other
2Q 2018
Market Factors
$(385)

- AP EBIT down $561M YoY – $506M in China and $55M in other markets
- Market factors unfavorable due mainly to China consolidated operations; reflects lower volume and mainly industry-related net pricing
- Equity income from China JVs down $192M
- Cost improved due to markets outside China

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). FSM designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

The chart below shows the Mobility segment’s second quarter and year-to-date 2018 EBIT compared with a year ago.

Mobility Key Metrics And 2Q 2018 EBIT YoY Bridge (Mils)

Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
EBIT (Mils)	$ (63)	$ (181)	$ (118)	$ (127)	$ (283)	$ (156)

2Q 2018 EBIT YoY Bridge

$(63)
$(58)
$(60)
$(181)
2Q 2017
Ford Smart Mobility
Autonomous Vehicles
2Q 2018

- Mobility EBIT reflects increased investment in mobility services and AV development

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

•	Exchange:

◦	Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars

•	Other:

◦	Primarily includes operating expenses, other revenue, insurance expenses, and other income at prior period exchange rates

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts

◦
In general, other income changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items

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

The charts below detail second quarter and year-to-date 2018 key metrics and the change in second quarter 2018 EBT compared with second quarter 2017 by causal factor for the Ford Credit segment.

Ford Credit Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Net Receivables (Bils)	$ 135	$ 143	6 %	$ 135	$ 143	6 %
Managed Receivables* (Bils)	$ 142	$ 151	7 %	$ 142	$ 151	7 %
Loss-to-Receivables** (LTR)	46 bps	36 bps	(10) bps	50 bps	43 bps	(7) bps
Auction Values***	$ 17,440	$ 18,190	4 %	$ 17,285	$ 17,770	3 %
EBT (Mils)	$ 619	$ 645	$ 26	$ 1,100	$ 1,286	$ 186
ROE (Pct)	13 %	12 %	(1) ppts	12 %	15 %	3 ppts

Other Balance Sheet Metrics

	2017	2018	H / (L)
Debt (Bils)	$ 129	$ 137	6 %
Liquidity (Bils)	$ 29	$ 27	(4.0) %
Financial Statement Leverage (to 1)	9.3	8.9	(0.4)
Managed Leverage* (to 1)	8.8	8.3	(0.5)

- Strong 2Q EBT
- Receivables up globally YoY led by retail financing
- Continuing to maintain receivables around present level and deliver strong distributions to Ford
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity strong; managed leverage within target range of 8:1 to 9:1

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** U.S. retail and lease
*** U.S. 36-month off-lease at 2Q 2018 mix

Ford Credit
2Q 2018 EBT YoY (Mils)

$619
$64
$(20)
$8
$88
$11
$(125)
$645
Residual Losses $32
Supplemental Depreciation 56
Derivatives Market Valuation $(95)
Operating Costs & Other (30)
2Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2Q 2018

- Ford Credit EBT up $26M YoY
- Volume and mix higher due to global receivables growth
- Higher auction values drove lease residual improvement
- Unfavorable derivatives market valuation reflects a non-recurrence of positive valuation a year ago

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance costs, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance costs are primarily administrative expenses supporting oversight or stewardship on behalf of the global enterprise and not allocated to specific business units or segments. Our second quarter 2018 Corporate Other results were a $71 million gain, compared with a $146 million loss a year ago. This improvement is driven by net gains on cash equivalents and marketable securities, largely our investment in Pivotal, higher interest income, and higher interest income on income taxes.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and other debt. Second quarter 2018 interest expense on Automotive and other debt was $301 million, $10 million higher than a year ago.

Special Items

In Note 18 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

Company Special Items (Mils)

	2Q		YTD		Memo:
	2017	2018	2017	2018	FY 2017
Pension and OPEB Gain / (Loss)					
Year end net pension and OPEB remeasurement loss	$ -	$ -	$ -	$ -	$ (162)
Other pension remeasurement gain	-	-	-	26	-
Pension curtailment gain	-	-	-	15	354
Separation-Related Actions	(7)	(42)	(29)	(51)	(297)
Other Items					
San Luis Potosi plant cancellation	7	-	53	-	41
Next-generation Focus footprint change	(248)	-	(248)	(9)	(225)
Total pre-tax special items	$ (248)	$ (42)	$ (224)	$ (19)	$ (289)
Tax special items	$ 46	$ 9	$ 31	$ 5	$ 897
Memo:					
Special items impact on earnings per share*	$ (0.05)	$ -	$ (0.05)	$ -	$ 0.15

* Includes related tax effect on special items and tax special items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Taxes

Our tax provisions for the second quarter and first half of 2018 were $280 million and $454 million, respectively, resulting in GAAP effective tax rates of 20.8% and 13.9%, respectively. The GAAP effective tax rates for the second quarter and first half of 2018 were 11.5 percentage points higher and 5.2 percentage points lower, respectively, than a year ago.

Our second quarter and first half of 2018 non-GAAP adjusted effective tax rates, which exclude special items, were 20.8% and 14.0%, respectively. The non-GAAP adjusted effective tax rates for the second quarter and first half of 2018 were 10.6 percentage points higher and 4.8 percentage points lower, respectively, than a year ago.

The higher second quarter 2018 rates reflect the non-repeat of a realization of foreign tax credit benefits. The lower first half 2018 rates reflect a lower corporate statutory tax rate in the United States as a result of the 2017 Tax Cuts and Jobs Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) remains strong at $36.7 billion.

Company excluding Ford Credit

Company Balance Sheet And Liquidity (Bils)

	2017 Dec 31	2018 Jun 30
Company excl. Ford Credit		
Company Cash	$ 26.5	$ 25.2
Liquidity	37.4	36.1
Debt	$ 16.5	$ 16.2
Cash Net of Debt	10.0	9.0
Company Balance Sheet Underfunded Status*		
U.S. Pension	$ 2.2	$ 1.6
Non-U.S. Pension	4.4	4.1
Total Global Pension	$ 6.6	$ 5.7
Total Unfunded OPEB	$ 6.2	$ 6.0

- Company cash and liquidity balances remain strong
- Extended maturity dates of corporate credit facility with terms and conditions unchanged

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

Our key balance sheet metrics include: company cash, cash equivalents, marketable securities, and restricted cash, excluding Ford Credit’s cash, cash equivalents, marketable securities, and restricted cash (collectively “Company cash”); Company liquidity, which includes Company cash, less restricted cash, and total available committed credit lines; and cash net of debt.

At June 30, 2018, we had $25.2 billion of Company cash, with 86% held by consolidated entities domiciled in the United States. We target to have an average ongoing Company cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Company cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, corporate investment-grade securities, investment-grade commercial paper, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year and adjusted based on market conditions and liquidity needs. We monitor our Company cash levels and average maturity on a daily basis.

In addition to our target Company cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At June 30, 2018, we had $36.1 billion of Company liquidity. We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

Changes in Company Cash. Beginning in 2018, we are reporting Company adjusted operating cash flow, which includes Automotive, Mobility, Corporate Other, and Interest on Debt cash flows, as well as Ford Credit distributions. Prior to 2018, Ford Credit distributions were reported as a non-operating cash flow.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Company cash are summarized below:

Company Cash Flow (Bils)

	SECOND QUARTER		YEAR TO DATE	
	2017	2018	2017	2018
Company Adjusted EBIT*	$ 2.8	$ 1.7	$ 5.3	$ 3.9
Excluding: Ford Credit EBT	(0.6)	(0.7)	(1.1)	(1.3)
Subtotal	$ 2.2	$ 1.0	$ 4.2	$ 2.6
Capital spending	$ (1.5)	$ (1.9)	$ (3.2)	$ (3.7)
Depreciation and tooling amortization	1.2	1.4	2.4	2.7
Net spending	$ (0.3)	$ (0.5)	$ (0.8)	$ (1.0)
Changes in working capital	(0.9)	(2.1)	(0.2)	(1.0)
Ford Credit Distributions	-	0.5	-	1.5
All other and timing differences	0.3	(0.7)	0.1	(0.9)
Company adjusted operating cash flow*	$ 1.3	$ (1.8)	$ 3.3	$ 1.2
Separation payments	(0.1)	-	(0.1)	-
Other transactions with Ford Credit	-	0.1	-	(0.1)
Other, including acquisitions and divestitures	0.1	(0.2)	(0.2)	(0.5)
Cash flow before other actions	$ 1.3	$ (1.9)	$ 3.0	$ 0.6
Changes in debt	0.1	0.2	(0.1)	0.1
Funded pension contributions	(0.3)	(0.1)	(0.5)	(0.2)
Shareholder distributions	(0.7)	(0.6)	(1.5)	(1.8)
Change in cash	$ 0.4	$ (2.4)	$ 0.9	$ (1.3)

- 2Q cash flow negative due to lower payables, higher inventory, timing differences and shareholder distributions
- Full year funded pension contributions on track for $0.5B
- Shareholder distributions on track for $3B

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Capital spending was $1.9 billion in the second quarter of 2018 and $3.7 billion year-to-date. Our outlook for full year 2018 capital spending remains at $7.5 billion. We continue to expect capital spending to decline to about $7 billion annually starting in 2020.

Second quarter 2018 working capital was $2.1 billion negative reflecting primarily the impact of lower production payables on working capital and higher inventory. Year-to-date 2018 working capital was $1 billion negative, more than explained by higher inventory.

Second quarter and year-to-date 2018 all other and timing differences were negative reflecting primarily interest payments on Automotive debt, cash taxes, and assorted timing differences.

Shareholder distributions were about $600 million in the second quarter of 2018 and $1.8 billion year to date. We continue to expect full year distributions of $3 billion.

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at June 30, 2018 were $12 billion, consisting of $10.4 billion of our corporate credit facility and $1.6 billion of local credit facilities. At June 30, 2018, the utilized portion of the corporate credit facility was about $35 million, representing amounts utilized for letters of credit. At June 30, 2018, the utilized portion of the local credit facilities was about $1 billion.

Our corporate credit facility was amended as of April 26, 2018 to extend the maturities by one year. Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2023 and 25% of the commitments maturing on April 30, 2021. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its growth and liquidity. We would guarantee any borrowings by Ford Credit under the corporate credit facility.

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

Debt. As shown in Note 14 of the Notes to the Financial Statements, at June 30, 2018, Automotive segment debt, which excludes Ford Credit and Other debt, was $15.6 billion. Company debt excluding Ford Credit was $16.2 billion. Both balances were about $300 million lower than December 31, 2017, more than explained by exchange.

Leverage. We manage Automotive debt levels with a leverage framework to maintain strong, investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT, excluding Ford Credit EBT, and further adjusted for depreciation, amortization, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Jun 30
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 72
Term Asset-Backed Securities	50	53	55
Commercial Paper	4	5	4
Ford Interest Advantage / Deposits	6	5	6
Other	9	9	10
Equity	13	16	15
Adjustments For Cash	(11)	(12)	(11)
Total Managed Receivables	$ 137	$ 151	$ 151
Securitized Funding as Pct of Managed Receivables	37%	35%	36%

- Funding is diversified across platforms and markets
- Well capitalized with strong investment grade balance sheet profile

* See "Non-GAAP Financial Measure Reconciliations" for reconciliation to GAAP

Managed receivables of $151 billion as of June 30, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%. Ford Credit expects the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2016 and 2017, planned issuances for full-year 2018, and its global public term funding issuances through July 24, 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Forecast	2018 Through Jul 24
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 5 - 7	$ 3
CAD	1	2	1 - 2	1
EUR / GBP	3	3	5 - 6	4
Other	1	1	1	1
Total unsecured	$ 14	$ 16	$ 13 - 16	$ 10
Securitizations	$ 13	$ 15	$ 13 - 15	$ 9
Total public	$ 28	$ 32	$ 26 - 30	$ 19

* See "Ford Credit Segment" section for definitions
Note: Results may not sum due to rounding

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to continue issuing its European debt from the United States. For 2018, Ford Credit projects full-year public term funding in the range of $26 billion to $30 billion. Within the unsecured term funding plan, Ford Credit forecasts higher full-year issuance in euros and pounds sterling, and lower full-year issuance in U.S. dollars compared with 2017. This reflects opportunistic issuances in euros completed in the first half of 2018, much of which support Ford Credit U.S. funding requirements. Through July 24, 2018, Ford Credit has completed $19 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

Liquidity Sources* (Bils)

	2017 Jun 30	2017 Dec 31	2018 Jun 30
Liquidity Sources			
Cash	$ 10.1	$ 11.8	$ 10.7
Committed ABS facilities	32.3	33.4	32.0
Other unsecured credit facilities	2.7	3.3	2.8
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 48.1	$ 51.5	$ 48.5
Utilization of Liquidity			
Securitization cash	$ (2.9)	$ (3.8)	$ (3.3)
Committed ABS facilities	(16.4)	(17.2)	(17.7)
Other unsecured credit facilities	(0.5)	(1.1)	(0.3)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (19.8)	$ (22.1)	$ (21.3)
Gross liquidity	$ 28.3	$ 29.4	$ 27.2
Adjustments	0.2	0.1	0.2
Net liquidity available for use	$ 28.5	$ 29.5	$ 27.4

* See "Ford Credit Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of about $25 billion. At June 30, 2018, Ford Credit’s liquidity available for use was $2.1 billion lower than at year-end 2017.

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

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Leverage (Bils)

	2017 Jun 30	2017 Dec 31	2018 Jun 30
Leverage Calculation			
Total debt	$ 129.3	$ 137.8	$ 136.7
Adjustments for cash	(10.1)	(11.8)	(10.7)
Adjustments for derivative accounting*	(0.2)	-	0.5
Total adjusted debt	$ 119.0	$ 126.0	$ 126.5
Equity**	$ 13.8	$ 15.9	$ 15.3
Adjustments for derivative accounting*	(0.2)	(0.1)	(0.2)
Total adjusted equity	$ 13.6	$ 15.8	$ 15.1
Financial statement leverage (to 1) (GAAP)	9.3	8.7	8.9
Managed leverage (to 1) (Non-GAAP)	8.8	8.0	8.3

* Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2018, Ford Credit’s financial statement leverage was 8.9:1, and its managed leverage was 8.3:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Total Company

Pension Plans - Underfunded Balances. As of June 30, 2018, our total Company pension underfunded status reported on our balance sheet was $5.7 billion and reflects the net underfunded status at December 31, 2017, updated for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2017, and the reported number does not reflect the impact from any change in interest rates or asset returns since year-end 2017.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to improve at year-end 2018 compared to the end of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CREDIT RATINGS

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission: DBRS, Fitch, Moody’s, and S&P.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company guidance for 2018 includes the following:

2018 FY Outlook

Company

Key Metric	2018 Guidance
Revenue	Modestly higher than 2017
Adjusted EPS*	$1.30 - $1.50**
Adj. Operating Cash Flow*	Lower than 2017**
Pension Contributions	About $500M
Capital Spending	About $7.5B
Adj. Effective Tax Rate*	About 13%**

Business Units

Region / Segment	2018 EBIT Guidance
Automotive	Lower than 2017 due to Asia Pacific and Europe
North America	Lower than 2017
South America	Improved from 2017
Europe	A loss**
Middle East & Africa	Improved from 2017 (about breakeven)
Asia Pacific	A significant loss**
Mobility	Larger loss than 2017
Ford Credit (EBT)	Improved from 2017**

* See "Non-GAAP Financial Measures that Supplement GAAP Measures" for definitions
** Revised guidance

We have updated our full year adjusted EPS guidance from a range of $1.45 to $1.70 to a range of $1.30 to $1.50. Based on the mid-point of each range, the decline of $0.18 reflects lower-than-expected contributions from Asia Pacific and Europe, offset in part by stronger performance from North America and Ford Credit, as well as a slightly lower adjusted effective tax rate of about 13%. We now expect full year adjusted operating cash flow to be lower than 2017, but still positive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following charts show our Non-GAAP financial measure reconciliations for: Adjusted EBIT, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, Adjusted Operating Cash Flow, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Company Net Income Reconciliation To Adjusted EBIT (Mils)

	2Q		YTD		Memo:
	2017	2018	2017	2018	FY 2017
Net income / (Loss) attributable to Ford (GAAP)	$ 2,047	$ 1,066	$ 3,639	$ 2,802	$ 7,731
Income / (Loss) attributable to non-controlling interests	8	3	15	12	26
Net income / (Loss)	$ 2,055	$ 1,069	$ 3,654	$ 2,814	$ 7,757
Less: (Provision for) / Benefit from income taxes	(211)	(280)	(863)	(454)	(402)
Income / (Loss) before income taxes	$ 2,266	$ 1,349	$ 4,517	$ 3,268	$ 8,159
Less: Special items pre-tax	(248)	(42)	(224)	(19)	(289)
Income / (Loss) before special items pre-tax	$ 2,514	$ 1,391	$ 4,741	$ 3,287	$ 8,448
Less: Interest on debt	(291)	(301)	(584)	(590)	(1,190)
Adjusted EBIT (Non-GAAP)	$ 2,805	$ 1,692	$ 5,325	$ 3,877	$ 9,638
Memo:					
Revenue (Bils)	$ 39.9	$ 38.9	$ 79.0	$ 80.9	$ 156.8
Net income margin (GAAP) (Pct)	5.1%	2.7%	4.6%	3.5%	4.9%
Adjusted EBIT margin (Non-GAAP) (Pct)	7.0%	4.3%	6.7%	4.8%	6.1%

Company 2018 Net Income Reconciliation To Adjusted EBIT (Mils)

	2018	
	1Q	2Q
Net income / (Loss) attributable to Ford (GAAP)	$ 1,736	$ 1,066
Income / (Loss) attributable to non-controlling interests	9	3
Net income / (Loss)	$ 1,745	$ 1,069
Less: (Provision for) / Benefit from income taxes	(174)	(280)
Income / (Loss) before income taxes	$ 1,919	$ 1,349
Less: Special items pre-tax	23	(42)
Income / (Loss) before special items pre-tax	$ 1,896	$ 1,391
Less: Interest on debt	(289)	(301)
Adjusted EBIT (Non-GAAP)	$ 2,185	$ 1,692
Memo:		
Revenue (Bils)	$ 42.0	$ 38.9
Net income margin (GAAP) (Pct)	5.2%	2.7%
Adjusted EBIT margin (Non-GAAP) (Pct)	7.0%	4.3%
Revenue excluding Meridian, Takata and Pivotal IPO (Bils)	$ 42.0	$ 40.4
Adjusted EBIT excluding Meridian, Takata and Pivotal IPO (Mils)	$ 2,185	$ 2,425
Adjusted EBIT Margin excluding Meridian, Takata and Pivotal IPO (Pct)	5.2%	6.0%

Note: Meridian, Takata and Pivotal IPO collectively reduced revenue and EBIT in North America by $1.5 billion and $733 million, respectively, in the second quarter of 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	2Q		YTD	
	2017	2018	2017	2018
Diluted After-Tax Results (Mils)				
Diluted after-tax results (GAAP)	$ 2,047	$ 1,066	$ 3,639	$ 2,802
Less: Impact of pre-tax and tax special items	(202)	(33)	(193)	(14)
Adjusted net income – diluted (Non-GAAP)	$ 2,249	$ 1,099	$ 3,832	$ 2,816
Basic and Diluted Shares (Mils)				
Basic shares (average shares outstanding)	3,977	3,977	3,977	3,976
Net dilutive options and unvested restricted stock units	19	22	21	22
Diluted shares	3,996	3,999	3,998	3,998
Earnings per share – diluted (GAAP)	$ 0.51	$ 0.27	$ 0.91	$ 0.70
Less: Net impact of adjustments	(0.05)	-	(0.05)	-
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.56	$ 0.27	$ 0.96	$ 0.70

Company Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	2018		Memo:
	2Q	YTD	FY 2017
Pre-Tax Results (Mils)			
Income / (Loss) before income taxes (GAAP)	$ 1,349	$ 3,268	$ 8,159
Less: Impact of special items	(42)	(19)	(289)
Adjusted earnings before taxes (Non-GAAP)	$ 1,391	$ 3,287	$ 8,448
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (280)	$ (454)	$ (402)
Less: Impact of special items	9	5	897
Adjusted (provision for) / Benefit from income taxes (Non-GAAP)	$ (289)	$ (459)	$ (1,299)
Tax Rate (Pct)			
Effective tax rate (GAAP)	20.8%	13.9%	4.9%
Adjusted effective tax rate (Non-GAAP)	20.8%	14.0%	15.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company Net Cash Provided By / (Used in) Operating Activities Reconciliation To Adjusted Operating Cash Flow (Mils)

	2Q		YTD	
	2017	2018	2017	2018
Company net cash provided by / (used in) operating activities (GAAP)	$ 5,615	$ 4,972	$ 9,951	$ 8,486
Less: Items Not Included in Company Adjusted Operating Cash Flows				
Ford Credit operating cash flows	3,152	5,907	4,264	5,592
Funded pension contributions	(220)	(72)	(456)	(160)
Separation payments	(31)	(18)	(59)	(34)
Other	(10)	(112)	(65)	(59)
Add: Items Included in Company Adjusted Operating Cash Flows				
Automotive and Mobility capital spending	(1,546)	(1,898)	(3,242)	(3,667)
Ford Credit distributions	-	450	28	1,463
Settlement of derivatives	66	114	200	(47)
Pivotal conversion to a marketable security	-	263	-	263
Company adjusted operating cash flow (Non-GAAP)	$ 1,244	$ (1,804)	$ 3,253	$ 1,159

Ford Credit
Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2016 Dec 31	2017 Jun 30	2017 Dec 31	2018 Jun 30
Ford Credit finance receivables, net (GAAP)*	$ 96.2	$ 101.4	$ 108.4	$ 107.7
Net investment in operating leases (GAAP)*	27.2	26.7	26.7	27.3
Consolidating adjustments**	6.8	6.9	7.6	8.2
Total net receivables	$ 130.2	$ 135.0	$ 142.7	$ 143.2
Ford Credit unearned interest supplements and residual support	5.3	5.6	6.1	6.4
Allowance for credit losses	0.5	0.6	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.0	1.0	1.2
Total managed receivables (Non-GAAP)	$ 136.9	$ 142.2	$ 150.5	$ 151.5

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2018
	Second Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$35,905	$6	$—	$35,911	$3,009	$38,920
Total costs and expenses	35,569	187	216	35,972	2,362	38,334
Interest expense on Automotive debt	—	—	287	287	—	287
Interest expense on Other debt	—	—	14	14	—	14
Other income/(loss), net	767	—	245	1,012	(8)	1,004
Equity in net income of affiliated companies	54	—	—	54	6	60
Income/(loss) before income taxes	1,157	(181)	(272)	704	645	1,349
Provision for/(Benefit from) income taxes	221	(43)	(64)	114	166	280
Net income/(Loss)	936	(138)	(208)	590	479	1,069
Less: Income/(Loss) attributable to noncontrolling interests	3	—	—	3	—	3
Net income/(Loss) attributable to Ford Motor Company	$933	$(138)	$(208)	$587	$479	$1,066

(a) Other includes Corporate Other, Interest on Debt, and Special Items

	For the period ended June 30, 2018
	First Half
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$74,917	$10	$—	$74,927	$5,952	$80,879
Total costs and expenses	73,715	351	406	74,472	4,700	79,172
Interest expense on Automotive debt	—	—	562	562	—	562
Interest expense on Other debt	—	—	28	28	—	28
Other income/(loss), net	1,415	58	372	1,845	22	1,867
Equity in net income of affiliated companies	272	—	—	272	12	284
Income/(loss) before income taxes	2,889	(283)	(624)	1,982	1,286	3,268
Provision for/(Benefit from) income taxes	566	(68)	(150)	348	106	454
Net income/(Loss)	2,323	(215)	(474)	1,634	1,180	2,814
Less: Income/(Loss) attributable to noncontrolling interests	12	—	—	12	—	12
Net income/(Loss) attributable to Ford Motor Company	$2,311	$(215)	$(474)	$1,622	$1,180	$2,802

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2018
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$7,749	$9,079	$—	$16,828
Marketable securities	17,362	2,286	—	19,648
Ford Credit finance receivables, net	—	51,354	—	51,354
Trade and other receivables, less allowances	3,674	7,352	—	11,026
Inventories	12,565	—	—	12,565
Other assets	2,485	1,119	—	3,604
Receivable from other segments	629	1,689	(2,318)	—
Total current assets	44,464	72,879	(2,318)	115,025

Ford Credit finance receivables, net	—	56,351	—	56,351
Net investment in operating leases	2,051	27,314	—	29,365
Net property	35,398	182	—	35,580
Equity in net assets of affiliated companies	2,963	124	—	3,087
Deferred income taxes	12,094	224	(1,947)	10,371
Other assets	6,804	1,496	—	8,300
Receivable from other segments	2	34	(36)	—
Total assets	$103,776	$158,604	$(4,301)	$258,079

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$21,579	$1,164	$—	$22,743
Other liabilities and deferred revenue	19,579	1,655	—	21,234
Automotive debt payable within one year	3,968	—	—	3,968
Ford Credit debt payable within one year	—	46,916	—	46,916
Payable to other segments	2,318	—	(2,318)	—
Total current liabilities	47,444	49,735	(2,318)	94,861

Other liabilities and deferred revenue	22,710	1,397	—	24,107
Automotive long-term debt	11,642	—	—	11,642
Ford Credit long-term debt	—	89,718	—	89,718
Other long-term debt	599	—	—	599
Deferred income taxes	126	2,405	(1,947)	584
Payable to other segments	36	—	(36)	—
Total liabilities	$82,557	$143,255	$(4,301)	$221,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2018
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net cash provided by/(used in) operating activities	$2,894	$5,592	$—	$8,486

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(3,667)	$(21)	$—	$(3,688)
Acquisitions of finance receivables and operating leases	—	(32,273)	—	(32,273)
Collections of finance receivables and operating leases	—	25,980	—	25,980
Purchases of marketable and other securities	(8,904)	(2,821)	—	(11,725)
Sales and maturities of marketable and other securities	9,388	3,368	—	12,756
Settlements of derivatives	(47)	156	—	109
Other	(180)	(1)	—	(181)
Investing activity (to)/from other segments	1,477	154	(1,631)	—
Net cash provided by/(used in) investing activities	$(1,933)	$(5,458)	$(1,631)	$(9,022)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash dividends	$(1,711)	$—	$—	$(1,711)
Purchases of common stock	(89)	—	—	(89)
Net changes in short-term debt	343	(2,078)	—	(1,735)
Proceeds from issuance of long-term debt	176	27,959	—	28,135
Principal payments on long-term debt	(507)	(24,792)	—	(25,299)
Other	(42)	(51)	—	(93)
Financing activity to/(from) other segments	(154)	(1,477)	1,631	—
Net cash provided by/(used in) financing activities	$(1,984)	$(439)	$1,631	$(792)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(137)	$(152)	$—	$(289)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Cost of sales and Selling, administrative, and other expenses for the second quarter of 2018 were $36 billion, a decrease of about $100 million compared with the second quarter of 2017. Cost of sales and Selling, administrative, and other expenses for the first half of 2018 were $74.5 billion, an increase of $2.9 billion compared with the first half of 2017. The detail for these changes is shown below (in billions):

	2018 Lower/(Higher) 2017
	Second Quarter	First Half
Volume and mix, exchange, and other	$1.0	$(1.4)
Contribution costs
Material excluding commodities	(0.2)	(0.4)
Commodities	(0.3)	(0.8)
Warranty	(0.3)	—
Freight	(0.1)	(0.1)
Structural costs	(0.2)	(0.4)
Special items	0.2	0.2
Total	$0.1	$(2.9)

Equity. At June 30, 2018, total equity attributable to Ford was $36.4 billion, an increase of about $900 million compared with December 31, 2017. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$2.8
Shareholder distributions	(1.8)
Other comprehensive income	(0.2)
Common Stock issued (including share-based compensation impacts)	0.1
Total	$0.9

U.S. Sales by Type. The following table shows second quarter 2018 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	301,626	270,823
SUVs	236,258	234,706
Cars	140,226	116,014
Total Vehicles	678,110	621,543

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”). ASU 2016-02 and ASU 2016-13 are expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

Standard		Effective Date (a)
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-07	Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following update to the Leases standard: ASU 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt the new Leases standard effective January 1, 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2018, was an asset of $354 million, compared with a liability of $22 million as of December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.7 billion at June 30, 2018, compared with $2.8 billion at December 31, 2017.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2018, was a liability of $14 million, compared with an asset of $33 million at December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $65 million at June 30, 2018, compared with $69 million at December 31, 2017.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2018, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In re: Takata Airbag Product Liability Litigation; Economic Loss Track Cases Against Ford Motor Company. On July 16, 2018, Ford entered into a settlement agreement related to a consumer economic loss class action pending before the United States District Court for the Southern District of Florida.  The first case was originally filed on October 27, 2014, against Ford, Takata, and several other automotive manufacturers, and was brought by consumers who own or owned vehicles equipped with Takata airbag inflators.  Additional cases were subsequently filed in courts throughout the United States and consolidated into a multidistrict case before the Florida court, which also included personal injury claims and claims by automotive recyclers.  Ford’s July 16 settlement relates only to the consumer economic loss matters. In these cases, Plaintiffs allege that Ford vehicles equipped with Takata airbags are defective and that Ford did not disclose this defect to consumers. Plaintiffs allege that they suffered several forms of economic damages as a result of purchasing vehicles with defective airbags. The settlement is for $299 million, which is subject to certain discounts, and must be reviewed and approved by the court.

ITEM 1A. Risk Factors.

The risk factors “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events” and “Operational systems, security systems, and vehicles could be affected by cyber incidents” included in Item 1A of our 2017 Form 10-K Report are revised as follows:

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events.  With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Recent steps taken by the U.S. government to apply and consider applying tariffs on automobiles, parts, and other products and materials (e.g., steel) based on national security grounds have the potential to disrupt existing supply chains and impose additional costs on our business. Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries.  These concerns have been exacerbated by Brexit.  We have a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on our profitability.  Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on our profitability.

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

Operational systems, security systems, and vehicles could be affected by cyber incidents.  We rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of our business and our vehicles. Despite security measures, we are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of customers, employees, or others; jeopardize the security of our facilities; affect the performance of in-vehicle systems; and/or impact the safety of our vehicles. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. We have been the target of these types of attacks in the past and such attacks are likely to occur in the future. The techniques used for attacks by third parties change frequently and may become more sophisticated, which may cause cyber incidents to be difficult to detect for long periods of time. Our networks and in-vehicle systems may also be affected by computer viruses or breaches due to the negligence or misconduct of employees, contractors, and/

Item 1A. Risk Factors (Continued)

or others who have access to our networks and systems. A significant cyber incident could impact production capability, harm our reputation, and/or subject us to regulatory actions or litigation.

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information of customers, employees, or others, including laws that may require us to notify regulators and affected individuals of a data security breach. Regulatory actions seeking to impose significant penalties and/or legal actions could be brought against us in the event of a data breach or perceived or actual non-compliance with data protection or privacy requirements. Among these requirements is the European Union’s General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018.

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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Vice President and Controller
(principal accounting officer)

Date:	July 25, 2018