Form 10-Q
period 2018-09-30
FORD MOTOR CO
filed 2018-10-25
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

As of October 19, 2018, Ford had outstanding 3,907,051,309 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

67

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2017	2018	2017	2018
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,646	$34,660	$107,234	$109,577
Ford Credit	2,802	2,998	8,209	8,950
Mobility	3	8	7	18
Total revenues (Note 3)	36,451	37,666	115,450	118,545

Costs and expenses
Cost of sales	30,275	31,568	96,317	100,515
Selling, administrative, and other expenses	2,919	2,882	8,439	8,407
Ford Credit interest, operating, and other expenses	2,259	2,352	6,680	7,052
Total costs and expenses	35,453	36,802	111,436	115,974

Interest expense on Automotive debt	284	328	840	890
Interest expense on Other debt	14	15	42	43

Other income/(loss), net (Note 4)	754	605	2,220	2,472
Equity in net income of affiliated companies	316	(32)	935	252
Income before income taxes	1,770	1,094	6,287	4,362
Provision for/(Benefit from) income taxes	191	101	1,054	555
Net income	1,579	993	5,233	3,807
Less: Income/(Loss) attributable to noncontrolling interests	7	2	22	14
Net income attributable to Ford Motor Company	$1,572	$991	$5,211	$3,793

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.40	$0.25	$1.31	$0.95
Diluted income	0.39	0.25	1.30	0.95

Cash dividends declared	0.15	0.15	0.50	0.58

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2017	2018	2017	2018
	Third Quarter		First Nine Months
	(unaudited)
Net income	$1,579	$993	$5,233	$3,807
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	102	(134)	427	(434)
Marketable securities	(1)	(2)	2	(57)
Derivative instruments	(171)	(103)	(201)	(18)
Pension and other postretirement benefits	27	13	24	38
Total other comprehensive income/(loss), net of tax	(43)	(226)	252	(471)
Comprehensive income	1,536	767	5,485	3,336
Less: Comprehensive income/(loss) attributable to noncontrolling interests	7	1	20	13
Comprehensive income attributable to Ford Motor Company	$1,529	$766	$5,465	$3,323
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	September 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$18,492	$18,562
Marketable securities (Note 7)	20,435	17,780
Ford Credit finance receivables, net (Note 8)	52,210	50,818
Trade and other receivables, less allowances of $392 and $368	10,599	11,244
Inventories (Note 10)	11,176	12,810
Other assets	3,889	3,629
Total current assets	116,801	114,843

Ford Credit finance receivables, net (Note 8)	56,182	57,043
Net investment in operating leases	28,235	29,540
Net property	35,327	35,762
Equity in net assets of affiliated companies	3,085	2,858
Deferred income taxes	10,762	10,553
Other assets	8,104	8,367
Total assets	$258,496	$258,966

LIABILITIES
Payables	$23,282	$23,273
Other liabilities and deferred revenue (Note 12)	19,697	20,714
Automotive debt payable within one year (Note 14)	3,356	3,216
Ford Credit debt payable within one year (Note 14)	48,265	47,547
Total current liabilities	94,600	94,750

Other liabilities and deferred revenue (Note 12)	24,711	24,228
Automotive long-term debt (Note 14)	12,575	11,448
Ford Credit long-term debt (Note 14)	89,492	90,620
Other long-term debt (Note 14)	599	600
Deferred income taxes	815	602
Total liabilities	222,792	222,248

Redeemable noncontrolling interest	98	99

EQUITY
Common Stock, par value $.01 per share (3,999 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	21,843	22,011
Retained earnings	21,906	23,384
Accumulated other comprehensive income/(loss) (Note 16)	(6,959)	(7,429)
Treasury stock	(1,253)	(1,417)
Total equity attributable to Ford Motor Company	35,578	36,590
Equity attributable to noncontrolling interests	28	29
Total equity	35,606	36,619
Total liabilities and equity	$258,496	$258,966

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2017	September 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$2,746
Ford Credit finance receivables, net	56,250	56,412
Net investment in operating leases	11,503	12,441
Other assets	64	55
LIABILITIES
Other liabilities and deferred revenue	$2	$2
Debt	46,437	50,564
The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2017	2018
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$14,949	$13,665

Cash flows from investing activities
Capital spending	(4,936)	(5,669)
Acquisitions of finance receivables and operating leases	(43,054)	(48,227)
Collections of finance receivables and operating leases	32,988	38,418
Purchases of marketable and other securities	(20,550)	(14,547)
Sales and maturities of marketable and other securities	22,953	17,341
Settlements of derivatives	62	290
Other	12	(201)
Net cash provided by/(used in) investing activities	(12,525)	(12,595)

Cash flows from financing activities
Cash dividends	(1,988)	(2,308)
Purchases of common stock	(131)	(164)
Net changes in short-term debt	1,899	(1,268)
Proceeds from issuance of long-term debt	30,557	37,211
Principal payments on long-term debt	(31,378)	(33,935)
Other	(124)	(184)
Net cash provided by/(used in) financing activities	(1,165)	(648)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	442	(305)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$1,701	$117

Cash, cash equivalents, and restricted cash at January 1 (Note 7)	$16,019	$18,638
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,701	117
Cash, cash equivalents, and restricted cash at September 30 (Note 7)	$17,720	$18,755

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2016	$41	$21,630	$16,193	$(7,013)	$(1,122)	$29,729	$17	$29,746
Adoption of accounting standards	—	6	566	—	—	572	—	572
Net income	—	—	5,211	—	—	5,211	22	5,233
Other comprehensive income/(loss), net of tax	—	—	—	254	—	254	(2)	252
Common stock issued (including share-based compensation impacts)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	(131)	(131)	(1)	(132)
Cash dividends declared	—	—	(1,988)	—	—	(1,988)	(11)	(1,999)
Balance at September 30, 2017	$41	$21,804	$19,982	$(6,759)	$(1,253)	$33,815	$25	$33,840

Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	3,793	—	—	3,793	14	3,807
Other comprehensive income/(loss), net of tax	—	—	—	(470)	—	(470)	(1)	(471)
Common stock issued (including share-based compensation impacts)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	(164)	(164)	—	(164)
Dividends and dividend equivalents declared	—	—	(2,315)	—	—	(2,315)	(12)	(2,327)
Balance at September 30, 2018	$41	$22,011	$23,384	$(7,429)	$(1,417)	$36,590	$29	$36,619

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

Change in Presentation

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we now manage our business. Based on changes to our organization structure and how our Chief Operating Decision Maker (“CODM”) reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit. See Note 18 for a description of our segment presentation.

Change in Accounting

We carry inventory on our consolidated balance sheet that is comprised of finished products, raw materials, work-in-process, and supplies. As of January 1, 2018, we changed our accounting method for U.S. inventories to a first-in, first-out basis from a last-in, first-out basis. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions in our business, and improves comparability with our peers. The effect of this change was immaterial on our consolidated income statement, balance sheet, and statement of cash flow amounts for the interim period ended September 30, 2018.

We have retrospectively applied this change in accounting method to all prior periods. As of December 31, 2016, the cumulative effect of the change increased Retained earnings by $559 million.

The effect of this change on our consolidated financial statements was as follows (in millions except for per share amounts):

	For the periods ended September 30, 2017
	Third Quarter			First Nine Months
	Previously Reported	As Revised	Effect of Change Higher/(Lower)	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Income Statement

Cost of Sales	$30,288	$30,275	$(13)	$96,345	$96,317	$(28)
Income before income taxes	1,757	1,770	13	6,259	6,287	28
Provision for/ (Benefit from) income taxes	186	191	5	1,044	1,054	10
Net income	1,571	1,579	8	5,215	5,233	18
Net income attributable to Ford Motor Company	1,564	1,572	8	5,193	5,211	18
Basic earnings per share attributable to Ford Motor Company	0.39	0.40	0.01	1.31	1.31	—
Diluted earnings per share attributable to Ford Motor Company	0.39	0.39	—	1.30	1.30	—

	December 31, 2017
	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Balance Sheet

Inventories	$10,277	$11,176	$899
Deferred income taxes (assets)	10,973	10,762	(211)
Retained earnings	21,218	21,906	688

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION (Continued)

Argentina

In June 2018, Argentina was classified as having a highly inflationary economy due to the three-year cumulative consumer price index exceeding 100%. As a result, we changed the functional currency for our operations in Argentina from the Argentine peso to the U.S. dollar as of July 1, 2018.

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
We also adopted the following ASUs during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its effective date of January 1, 2020, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Ford Credit finance receivables, net on our consolidated balance sheet and do not expect a material impact to our consolidated income statement.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will add approximately $1 billion in right-of-use assets and lease obligations to our consolidated balance sheet and will not significantly impact results. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2017
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,401	$—	$—	$32,401
Used vehicles	606	—	—	606
Extended service contracts	314	—	—	314
Other revenue	197	3	55	255
Revenues from sales and services	33,518	3	55	33,576

Leasing income	128	—	1,395	1,523
Financing income	—	—	1,314	1,314
Insurance income	—	—	38	38
Total revenues	$33,646	$3	$2,802	$36,451

	Third Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$33,352	$—	$—	$33,352
Used vehicles	620	—	—	620
Extended service contracts	333	—	—	333
Other revenue	201	8	53	262
Revenues from sales and services	34,506	8	53	34,567

Leasing income	154	—	1,463	1,617
Financing income	—	—	1,443	1,443
Insurance income	—	—	39	39
Total revenues	$34,660	$8	$2,998	$37,666

	First Nine Months 2017
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$103,143	$—	$—	$103,143
Used vehicles	2,187	—	—	2,187
Extended service contracts	921	—	—	921
Other revenue	623	7	159	789
Revenues from sales and services	106,874	7	159	107,040

Leasing income	360	—	4,142	4,502
Financing income	—	—	3,788	3,788
Insurance income	—	—	120	120
Total revenues	$107,234	$7	$8,209	$115,450

	First Nine Months 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$105,338	$—	$—	$105,338
Used vehicles	2,203	—	—	2,203
Extended service contracts	990	—	—	990
Other revenue	630	18	166	814
Revenues from sales and services	109,161	18	166	109,345

Leasing income	416	—	4,321	4,737
Financing income	—	—	4,340	4,340
Insurance income	—	—	123	123
Total revenues	$109,577	$18	$8,950	$118,545

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

Automotive Segment

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer pays Ford Credit when it sells the vehicle to the retail customer. Payment terms on part sales to dealers, distributors, and retailers range from 30 days to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and returns we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. We adjust our estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. As a result, we recorded a decrease related to revenue recognized in prior periods of $182 million and $240 million in the third quarter of 2017 and 2018, respectively.

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

Extended Service Contracts. We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. The separately priced service contracts range from 12 months to 120 months. We receive payment at contract inception and recognize revenue over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations. At January 1, 2017 and December 31, 2017, $3.5 billion and $3.8 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other liabilities and deferred revenue. We recognized $256 million and $262 million of the unearned amounts as revenue during the third quarter of 2017 and 2018, respectively, and $797 million and $829 million in the first nine months of 2017 and 2018, respectively. At September 30, 2018, the unearned amount was $4 billion. We expect to recognize approximately $300 million of the unearned amount in the remainder of 2018, $1.1 billion in 2019, and $2.6 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with these contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $232 million and $242 million in deferred costs as of December 31, 2017 and September 30, 2018, respectively. Amortization of $17 million and $18 million was recognized during the third quarter of 2017 and 2018, respectively, and $46 million and $55 million in the first nine months of 2017 and 2018, respectively.

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

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Net periodic pension and other postretirement employee benefits (OPEB) income/(cost), excluding service cost	$365	$378	$1,144	$1,284
Investment-related interest income	124	169	325	482
Interest income/(expense) on income taxes	(2)	(5)	(1)	28
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other securities	(13)	(76)	14	136
Gains/(Losses) on changes in investments in affiliates	(21)	(14)	(23)	44
Royalty income	171	115	475	387
Other	130	38	286	111
Total	$754	$605	$2,220	$2,472

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

For the third quarter and first nine months of 2018, our effective tax rates were 9.2% and 12.7%, respectively. During the third quarter of 2018, we recognized $101 million of benefit from settlements of tax controversies in various jurisdictions. In addition, during the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,572	$991	$5,211	$3,793
Diluted income	1,572	991	5,211	3,793

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,972	3,976	3,975	3,976
Net dilutive options, unvested restricted stock units, and restricted stock	24	24	21	23
Diluted shares	3,996	4,000	3,996	3,999

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2017
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$913	$—	$—	$913
U.S. government agencies	2	433	—	300	733
Non-U.S. government and agencies	2	—	—	703	703
Corporate debt	2	55	—	25	80
Total marketable securities classified as cash equivalents		1,401	—	1,028	2,429
Cash, time deposits, and money market funds		7,529	4	8,530	16,063
Total cash and cash equivalents		$8,930	$4	$9,558	$18,492

Marketable securities
U.S. government	1	$5,580	$—	$966	$6,546
U.S. government agencies	2	2,484	—	384	2,868
Non-U.S. government and agencies	2	5,270	—	660	5,930
Corporate debt	2	4,031	—	848	4,879
Equities (a)	1	138	—	—	138
Other marketable securities	2	51	—	23	74
Total marketable securities		$17,554	$—	$2,881	$20,435

Restricted cash		$15	$7	$124	$146

		September 30, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$674	$—	$569	$1,243
U.S. government agencies	2	375	—	422	797
Non-U.S. government and agencies	2	201	—	565	766
Corporate debt	2	460	—	889	1,349
Total marketable securities classified as cash equivalents		1,710	—	2,445	4,155
Cash, time deposits, and money market funds		5,829	26	8,552	14,407
Total cash and cash equivalents		$7,539	$26	$10,997	$18,562

Marketable securities
U.S. government	1	$2,859	$—	$257	$3,116
U.S. government agencies	2	1,953	—	139	2,092
Non-U.S. government and agencies	2	5,309	—	888	6,197
Corporate debt	2	5,189	—	305	5,494
Equities (a)	1	484	—	—	484
Other marketable securities	2	246	—	151	397
Total marketable securities		$16,040	$—	$1,740	$17,780

Restricted cash		$16	$30	$147	$193
__________
(a) Net unrealized gains/losses on equities were a $27 million loss and a $84 million gain at December 31, 2017 and September 30, 2018, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities were as follows (in millions):

	December 31, 2017
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$3,669	$—	$(18)	$3,651	$1,377	$2,274	$—
U.S. government agencies	1,915	—	(15)	1,900	265	1,620	15
Non-U.S. government and agencies	4,021	—	(28)	3,993	197	3,771	25
Corporate debt	1,716	1	(8)	1,709	194	1,509	6
Other marketable securities	17	—	—	17	—	16	1
Total	$11,338	$1	$(69)	$11,270	$2,033	$9,190	$47

	September 30, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,909	$—	$(19)	$2,890	$1,926	$964	$—
U.S. government agencies	1,930	—	(26)	1,904	514	1,372	18
Non-U.S. government and agencies	3,960	—	(68)	3,892	144	3,748	—
Corporate debt	2,911	1	(33)	2,879	199	2,678	2
Other marketable securities	209	—	(1)	208	1	131	76
Total	$11,919	$1	$(147)	$11,773	$2,784	$8,893	$96

Sales proceeds and gross realized gains/(losses) from the sale of AFS debt securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Automotive
Sales proceeds	$491	$1,327	$3,107	$4,173
Gross realized gains	—	—	3	1
Gross realized losses	—	4	8	15

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2017
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$2,382	$(9)	$903	$(9)	$3,285	$(18)
U.S. government agencies	1,625	(12)	260	(3)	1,885	(15)
Non-U.S. government and agencies	3,148	(20)	510	(8)	3,658	(28)
Corporate debt	1,396	(8)	—	—	1,396	(8)
Total	$8,551	$(49)	$1,673	$(20)	$10,224	$(69)

	September 30, 2018
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$869	$(3)	$1,869	$(16)	$2,738	$(19)
U.S. government agencies	476	(4)	1,386	(22)	1,862	(26)
Non-U.S. government and agencies	2,110	(39)	1,453	(29)	3,563	(68)
Corporate debt	2,161	(24)	374	(9)	2,535	(33)
Other marketable securities	170	(1)	—	—	170	(1)
Total	$5,786	$(71)	$5,082	$(76)	$10,868	$(147)

During the nine months ended September 30, 2017 and 2018, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows were as follows (in millions):

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$18,492	$18,562
Restricted cash (a)	146	193
Total cash, cash equivalents, and restricted cash	$18,638	$18,755
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Other Securities

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $363 million and $199 million at December 31, 2017 and September 30, 2018, respectively. There were no material adjustments to the fair values of these investments held at September 30, 2018.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2017	September 30, 2018
Consumer
Retail financing, gross	$78,331	$80,136
Unearned interest supplements	(3,280)	(3,442)
Consumer finance receivables	75,051	76,694
Non-Consumer
Dealer financing	33,938	31,753
Non-Consumer finance receivables	33,938	31,753
Total recorded investment	$108,989	$108,447

Recorded investment in finance receivables	$108,989	$108,447
Allowance for credit losses	(597)	(586)
Finance receivables, net	$108,392	$107,861

Current portion	$52,210	$50,818
Non-current portion	56,182	57,043
Finance receivables, net	$108,392	$107,861

Net finance receivables subject to fair value (a)	$105,106	$104,184
Fair value	104,521	103,408
__________

(a)
At December 31, 2017 and September 30, 2018, Finance receivables, net includes $3.3 billion and $3.7 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at both December 31, 2017 and September 30, 2018, was $240 million of accrued uncollected interest, which is reported as Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2017 and September 30, 2018, were consumer receivables of $38.9 billion and $38.8 billion, respectively, and non-consumer receivables of $24.5 billion and $23.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $21 million at December 31, 2017 and September 30, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimis at December 31, 2017 and September 30, 2018, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2017	September 30, 2018
Consumer
31-60 days past due	$748	$691
61-90 days past due	113	109
91-120 days past due	36	42
Greater than 120 days past due	37	40
Total past due	934	882
Current	74,117	75,812
Consumer finance receivables	75,051	76,694

Non-Consumer
Total past due	122	77
Current	33,816	31,676
Non-Consumer finance receivables	33,938	31,753
Total recorded investment	$108,989	$108,447

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Refer to the aging table above.

Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)
The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	September 30, 2018
Dealer Financing
Group I	$26,252	$24,444
Group II	5,908	5,528
Group III	1,640	1,616
Group IV	138	165
Total recorded investment	$33,938	$31,753

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and September 30, 2018 was $386 million and $379 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and September 30, 2018 was $138 million and $165 million, or 0.4% and 0.5% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2017			First Nine Months 2017
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$507	$15	$522	$469	$15	$484
Charge-offs	(132)	—	(132)	(366)	(3)	(369)
Recoveries	36	4	40	105	8	113
Provision for credit losses	146	(6)	140	341	(7)	334
Other (a)	5	—	5	13	—	13
Ending balance (b)	$562	$13	$575	$562	$13	$575

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$541	$13	$554
Specific impairment allowance				21	—	21
Ending balance (b)				562	13	575

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				71,929	31,971	103,900
Specifically evaluated for impairment				387	152	539
Recorded investment				72,316	32,123	104,439

Ending balance, net of allowance for credit losses				$71,754	$32,110	$103,864
__________

(a)	Primarily represents amounts related to translation adjustments.

(b)	Total allowance, including for operating leases, was $644 million.

	Third Quarter 2018			First Nine Months 2018
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$573	$14	$587	$582	$15	$597
Charge-offs (a)	(128)	(43)	(171)	(382)	(46)	(428)
Recoveries	40	4	44	126	6	132
Provision for credit losses	73	52	125	237	52	289
Other (b)	1	—	1	(4)	—	(4)
Ending balance (c)	$559	$27	$586	$559	$27	$586

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$538	$14	$552
Specific impairment allowance				21	13	34
Ending balance (c)				559	27	586

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				76,315	31,588	107,903
Specifically evaluated for impairment				379	165	544
Recorded investment				76,694	31,753	108,447

Ending balance, net of allowance for credit losses				$76,135	$31,726	$107,861
__________

(a)	The charge-off of non-consumer (dealer financing) receivables primarily reflects a specific U.S. dealer’s wholesale vehicle inventory and dealer loan determined to be uncollectible.

(b)	Primarily represents amounts related to translation adjustments.

(c)	Total allowance, including for operating leases, was $663 million.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2017	September 30, 2018
Raw materials, work-in-process, and supplies	$4,397	$4,740
Finished products	6,779	8,070
Total inventories	$11,176	$12,810

NOTE 11. GOODWILL

The net carrying amount of goodwill was $75 million and $273 million at December 31, 2017 and September 30, 2018, respectively, and is reported in Other Assets in the non-current section of our consolidated balance sheet. In the first quarter of 2018, Mobility recorded the acquisition of Autonomic and TransLoc which resulted in $199 million of goodwill.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2017	September 30, 2018
Current
Dealer and dealers’ customer allowances and claims	$10,902	$11,145
Deferred revenue	2,107	2,833
Employee benefit plans	1,661	1,575
Accrued interest	1,057	795
OPEB (a)	348	346
Pension (a)	229	228
Other	3,393	3,792
Total current other liabilities and deferred revenue	$19,697	$20,714
Non-current
Pension (a)	$9,932	$9,273
OPEB (a)	5,821	5,692
Dealer and dealers’ customer allowances and claims	2,471	2,258
Deferred revenue	3,829	3,957
Employee benefit plans	1,139	1,174
Other	1,519	1,874
Total non-current other liabilities and deferred revenue	$24,711	$24,228
__________

(a)
Balances at September 30, 2018 reflect pension and OPEB liabilities at December 31, 2017, updated (where applicable) for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2017. Included in Other assets are pension assets of $3.5 billion and $4.2 billion at December 31, 2017 and September 30, 2018, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 was as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2017	2018	2017	2018	2017	2018
Service cost	$133	$136	$154	$146	$13	$13
Interest cost	382	367	155	168	50	49
Expected return on assets	(683)	(721)	(347)	(318)	—	—
Amortization of prior service costs/(credits)	36	36	9	6	(30)	(27)
Net remeasurement (gain)/loss	—	—	—	—	—	—
Separation programs/other	58	15	5	47	—	—
Settlements and curtailments	—	—	—	—	—	—
Net periodic benefit cost/(income)	$(74)	$(167)	$(24)	$49	$33	$35

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2017	2018	2017	2018	2017	2018
Service cost	$400	$408	$413	$449	$37	$40
Interest cost	1,144	1,100	487	517	148	147
Expected return on assets	(2,050)	(2,165)	(1,012)	(981)	—	—
Amortization of prior service costs/(credits)	107	107	27	19	(89)	(82)
Net remeasurement (gain)/loss	—	(26)	—	—	—	—
Separation programs/other	70	29	24	65	—	1
Settlements and curtailments	—	(15)	—	—	—	—
Net periodic benefit cost/(income)	$(329)	$(562)	$(61)	$69	$96	$106

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net of our consolidated income statement.

In the first quarter of 2018, we amended the U.S. defined benefit plans for senior management.  Effective December 31, 2019, the plans will have a 35-year limit for service and pay for purposes of determining the pension benefits. As a result, we recognized both a remeasurement gain and a curtailment gain related to the amendments.

Pension Plan Contributions

During 2018, we expect to contribute about $500 million (most of which are mandatory contributions) from cash and cash equivalents to our global funded pension plans, and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $850 million. In the first nine months of 2018, we contributed about $300 million to our global funded pension plans and made about $250 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2017	September 30, 2018
Debt payable within one year
Short-term	$1,396	$1,517
Long-term payable within one year
Public unsecured debt securities	361	—
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,031	1,126
Unamortized (discount)/premium	(23)	(18)
Total debt payable within one year	3,356	3,216
Long-term debt payable after one year
Public unsecured debt securities	9,033	9,033
DOE ATVM Incentive Program	2,060	1,618
Other debt	1,848	1,114
Adjustments
Unamortized (discount)/premium	(290)	(244)
Unamortized issuance costs	(76)	(73)
Total long-term debt payable after one year	12,575	11,448
Total Automotive	$15,931	$14,664

Fair value of Automotive debt (a)	$17,976	$14,948

Ford Credit
Debt payable within one year
Short-term	$17,153	$15,313
Long-term payable within one year
Unsecured debt	13,298	13,123
Asset-backed debt	17,817	19,139
Adjustments
Unamortized (discount)/premium	1	—
Unamortized issuance costs	(16)	(16)
Fair value adjustments (b)	12	(12)
Total debt payable within one year	48,265	47,547
Long-term debt payable after one year
Unsecured debt	55,687	56,591
Asset-backed debt	34,052	34,784
Adjustments
Unamortized (discount)/premium	(2)	—
Unamortized issuance costs	(212)	(208)
Fair value adjustments (b)	(33)	(547)
Total long-term debt payable after one year	89,492	90,620
Total Ford Credit	$137,757	$138,167

Fair value of Ford Credit debt (a)	$139,605	$138,311

Other
Long-term debt payable after one year
Unsecured debt	$604	$604
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(2)	(1)
Total Other	$599	$600

Fair value of Other debt	$801	$709
__________

(a)
The fair value of debt includes $1.1 billion and $1.3 billion of Automotive segment short-term debt and $16.4 billion and $13.7 billion of Ford Credit segment short-term debt at December 31, 2017 and September 30, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $39 billion and $39.1 billion at December 31, 2017 and September 30, 2018, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Cash flow hedges (a)
Reclassified from AOCI to Cost of sales	$115	$45	$357	$50
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	50	(5)	182	19
Fair value changes on hedging instruments (b)	(40)	(102)	(95)	(531)
Fair value changes on hedged debt (b)	40	110	95	521
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(168)	(10)	(594)	290
Cross-currency interest rate swap contracts	5	(75)	79	(258)
Interest rate contracts	20	9	57	(28)
Commodity contracts	21	(24)	53	(62)
Total	$43	$(52)	$134	$1
__________

(a)
For the third quarter and first nine months of 2017, a $116 million loss and a $90 million gain, respectively, were recorded in Other comprehensive income, net of tax. For the third quarter and first nine months of 2018, a $91 million loss and a $30 million gain, respectively, were recorded in Other comprehensive income, net of tax.

(b)
For 2017, the fair value changes on hedging instruments and on hedged debt were recorded in Other income/(loss), net; effective 2018, these amounts were recorded in Ford Credit interest, operating, and other expenses.

(c)
For the third quarter and first nine months of 2017, a $107 million loss and a $443 million loss were recorded in Cost of sales and a $61 million loss and a $151 million loss were recorded in Other income/(loss), net, respectively. For the third quarter and first nine months of 2018, a $16 million loss and a $186 million gain were recorded in Cost of sales and a $6 million gain and a $104 million gain were recorded in Other income(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			September 30, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,595	$407	$306	$16,848	$196	$137
Fair value hedges
Interest rate contracts	28,008	248	135	27,769	112	632
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,679	172	302	18,694	210	98
Cross-currency interest rate swap contracts	4,006	408	28	5,649	206	166
Interest rate contracts	60,504	276	137	68,226	250	298
Commodity contracts	660	37	4	738	5	45
Total derivative financial instruments, gross (a) (b)	$133,452	$1,548	$912	$137,924	$979	$1,376

Current portion		$802	$568		$623	$532
Non-current portion		746	344		356	844
Total derivative financial instruments, gross		$1,548	$912		$979	$1,376
__________

(a)	At December 31, 2017 and September 30, 2018, we held collateral of $15 million and $16 million, and we posted collateral of $38 million and $59 million, respectively.

(b)
At December 31, 2017 and September 30, 2018, the fair value of assets and liabilities available for counterparty netting was $618 million and $351 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Foreign currency translation
Beginning balance	$(4,266)	$(4,577)	$(4,593)	$(4,277)
Gains/(Losses) on foreign currency translation	25	(136)	175	(419)
Less: Tax/(Tax benefit)	(94)	(2)	(271)	17
Net gains/(losses) on foreign currency translation	119	(134)	446	(436)
(Gains)/Losses reclassified from AOCI to net income (a)	(17)	1	(17)	3
Other comprehensive income/(loss), net of tax	102	(133)	429	(433)
Ending balance	$(4,164)	$(4,710)	$(4,164)	$(4,710)

Marketable securities
Beginning balance	$(11)	$(103)	$(14)	$(48)
Gains/(Losses) on available for sale securities	(3)	(7)	—	(91)
Less: Tax/(Tax benefit)	(3)	(1)	2	(22)
Net gains/(losses) on available for sale securities	—	(6)	(2)	(69)
(Gains)/Losses reclassified from AOCI to net income	—	4	5	14
Less: Tax/(Tax benefit)	1	—	1	2
Net (gains)/losses reclassified from AOCI to net income	(1)	4	4	12
Other comprehensive income/(loss), net of tax	(1)	(2)	2	(57)
Ending balance	$(12)	$(105)	$(12)	$(105)

Derivative instruments
Beginning balance	$253	$103	$283	$18
Gains/(Losses) on derivative instruments	(116)	(91)	90	30
Less: Tax/(Tax benefit)	(36)	(21)	15	8
Net gains/(losses) on derivative instruments	(80)	(70)	75	22
(Gains)/Losses reclassified from AOCI to net income	(115)	(45)	(357)	(50)
Less: Tax/(Tax benefit)	(24)	(12)	(81)	(10)
Net (gains)/losses reclassified from AOCI to net income (b)	(91)	(33)	(276)	(40)
Other comprehensive income/(loss), net of tax	(171)	(103)	(201)	(18)
Ending balance	$82	$—	$82	$—

Pension and other postretirement benefits
Beginning balance	$(2,692)	$(2,627)	$(2,689)	$(2,652)
Amortization and recognition of prior service costs/(credits)	15	15	45	44
Less: Tax/(Tax benefit)	(13)	2	15	8
Net prior service costs/(credits) reclassified from AOCI to net income	28	13	30	36
Translation impact on non-U.S. plans	(1)	—	(6)	2
Other comprehensive income/(loss), net of tax	27	13	24	38
Ending balance	$(2,665)	$(2,614)	$(2,665)	$(2,614)

Total AOCI ending balance at September 30	$(6,759)	$(7,429)	$(6,759)	$(7,429)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $95 million. See Note 15 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2017	September 30, 2018
Maximum potential payments	$1,397	$1,377
Carrying value of recorded liabilities related to guarantees and limited indemnities	408	391

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1.2 billion as of September 30, 2018 included in the table above represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $374 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax, customs, and competition law matters, for which we estimate the aggregate risk to be a range of up to about $900 million.

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

The estimate of our future warranty and field service action costs, net of supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2017	2018
Beginning balance	$4,960	$5,296
Payments made during the period	(2,596)	(3,107)
Changes in accrual related to warranties issued during the period	1,588	1,832
Changes in accrual related to pre-existing warranties	968	792
Foreign currency translation and other	111	(103)
Ending balance	$5,031	$4,710

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION

Effective January 1, 2018, we changed our reportable segments to reflect the manner in which we manage our business. Based on changes to our organization structure and how our CODM reviews operating results and makes decisions about resource allocation, we have three reportable segments that represent the primary businesses reported in our consolidated financial statements: Automotive, Mobility, and Ford Credit.

In addition to the change in reportable segments, consistent with how our CODM assesses performance of the segments, we changed the measurement of our segment profits and losses as described below:

•	Corporate governance expenses, which were previously reported as part of our Automotive segment, are reported as part of Corporate Other

•	Autonomous vehicle development costs, which were previously reported as part of our Automotive segment, are reported in Mobility

•
Interest income and portfolio gains and losses, which were previously reported in our segment results, are reported in Corporate Other. Interest expense (other than interest expense incurred by Ford Credit) is reported as a separate reconciling item

Prior period amounts were adjusted retrospectively to reflect the segment and measurement changes.

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
Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). Autonomous vehicles includes self-driving systems development and vehicle integration, autonomous vehicle research and advanced engineering, AV transportation-as-a-service network development, user experience, and business strategy and business development teams. FSM designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

Ford Credit Segment

The Ford Credit segment is comprised of the Ford Credit business on a consolidated basis, which is primarily vehicle-related financing and leasing activities.

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. The underlying assets and liabilities associated with these activities remain with the respective Automotive and Mobility segments.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Automotive and Other debt. The underlying liability is reported in the Automotive segment and in Corporate Other.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION (Continued)

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel and dealer-related costs stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Third Quarter 2017
Revenues	$33,646	$3	$2,802	$—	$—	$—	$—		$36,451
Income/(loss) before income taxes	1,879	(72)	600	(122)	(298)	(217)	—		1,770
Equity in net income/(loss) of affiliated companies	305	1	10	—	—	—	—		316
Cash, cash equivalents, and marketable securities	26,144	1	11,936	—	—	—	—		38,081
Restricted cash	4	7	120	—	—	—	—		131
Total assets	104,110	85	154,868	—	—	—	(7,214)	(a)	251,849

Third Quarter 2018
Revenues	$34,660	$8	$2,998	$—	$—	$—	$—		$37,666
Income/(loss) before income taxes	1,402	(196)	678	(216)	(343)	(231)	—		1,094
Equity in net income/(loss) of affiliated companies	(40)	—	8	—	—	—	—		(32)
Cash, cash equivalents, and marketable securities	23,579	26	12,737	—	—	—	—		36,342
Restricted cash	16	30	147	—	—	—	—		193
Total assets	102,615	510	159,976	—	—	—	(4,135)	(a)	258,966

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Nine Months 2017
Revenues	$107,234	$7	$8,209	$—	$—	$—	$—		$115,450
Income/(loss) before income taxes	6,449	(199)	1,700	(340)	(882)	(441)	—		6,287
Equity in net income/(loss) of affiliated companies	910	—	25	—	—	—	—		935

First Nine Months 2018
Revenues	$109,577	$18	$8,950	$—	$—	$—	$—		$118,545
Income/(loss) before income taxes	4,291	(479)	1,964	(231)	(933)	(250)	—		4,362
Equity in net income/(loss) of affiliated companies	232	—	20	—	—	—	—		252
__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Company

The chart below shows our third quarter and year-to-date 2018 key metrics for the Company, compared to a year ago.

Company Key Metrics Summary

	THIRD QUARTER 2017	THIRD QUARTER 2018	THIRD QUARTER H / (L)	YEAR TO DATE 2017	YEAR TO DATE 2018	YEAR TO DATE H / (L)
Wholesales (000)	1,504	1,353	(10) %	4,858	4,508	(7) %
Market share (Pct)	6.8 %	6.3 %	(0.5) ppts	7.1 %	6.5 %	(0.6) ppts
GAAP						
Revenue (Bils)	$ 36.5	$ 37.6	3 %	$115.5	$ 118.5	3 %
Net Income (Bils)	1.6	1.0	$ (0.6)	5.2	3.8	$ (1.4)
Net Income Margin (Pct)	4.3 %	2.6 %	(1.7) ppts	4.5 %	3.2 %	(1.3) ppts
EPS (Diluted)	$ 0.39	$ 0.25	$ (0.14)	$ 1.30	$ 0.95	$ (0.35)
Cash Flows From Op. Activities (Bils)	5.0	5.2	$ 0.2	14.9	13.7	$ (1.2)
Non-GAAP						
Company Adj. EBIT* (Bils)	$ 2.3	$ 1.7	$ (0.6)	$ 7.6	$ 5.5	$ (2.1)
Company Adj. EBIT Margin* (Pct)	6.3 %	4.4 %	(1.9) ppts	6.6 %	4.7 %	(1.9) ppts
Adjusted EPS* (Diluted)	$ 0.44	$ 0.29	$ (0.15)	$ 1.39	$ 1.00	$ (0.39)
Company Adj. Op. Cash Flow* (Bils)	(1.3)	0.1	1.4	1.9	1.3	(0.6)

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

We reported mixed results on the top line in the third quarter of 2018, with Company revenue higher than a year ago, driven by strong mix in North America. Wholesale volume was down 10% year over year, largely due to our joint ventures in China and Turkey. Market share also was lower, driven by lower share in China, although we had share declines across all regions.
Net income in the third quarter of 2018 was $1 billion or $0.25 diluted earnings per share of Common and Class B stock, down $600 million or $0.14 per share from a year ago. Company adjusted EBIT for the third quarter of 2018 was $1.7 billion or $0.29 diluted adjusted earnings per share, down $600 million or $0.15 per share year over year.
Net income margin was 2.6% and Company adjusted EBIT margin was 4.4% in the third quarter of 2018, down 1.7 percentage points and 1.9 percentage points, respectively, from a year ago.
Net income, net income margin, adjusted EBIT, and adjusted EBIT margin in the third quarter of 2018 were all essentially flat from the second quarter of 2018, despite the lower volume.
To put the quarter into context against recent performance, revenue was lower than in the past three quarters due mainly to lower volume. Some of this is seasonal, reflecting the normal summer plant shutdowns that occur in Europe and North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our third quarter 2018 net income attributable to Ford and Company adjusted EBIT by segment.

3Q 2018 Company Results (Mils)

$1,402
$(196)
$678
$(216)
$1,668
$(343)
$(231)
$(103)
$991
Auto
Mobility
Ford Credit
Corporate Other
Company Adj. EBIT*
Interest On Debt
Special Items
Taxes / Non-Controlling
Net Income (GAAP)

B / (W) 3Q 2017	Auto	Mobility	Ford Credit	Corporate Other	Company Adj. EBIT*	Interest On Debt	Special Items	Taxes / Non-Controlling	Net Income (GAAP)
	$(477)	$(124)	$78	$(94)	$(617)	$(45)	$(14)	$95	$(581)

- Auto and Ford Credit results drove net income and Company adjusted EBIT
- Mobility reflects investments in autonomous vehicle business, as well as services development
- Corporate Other includes auto interest income, net gains and losses on marketable securities and corporate governance expenses

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Net income and Company adjusted EBIT were driven by our Automotive and Ford Credit segments with losses, as expected, in our Mobility segment and Corporate Other. The Mobility loss was split about equally between investments in our autonomous vehicle business and mobility services. The increased loss from a year ago also was driven about equally by higher investments in both areas of Mobility. The Corporate Other loss consists of expenses for corporate governance, mark-to-market adjustments on marketable securities, and interest income.
Ford Credit was an outstanding performer in the third quarter of 2018, generating an EBT of $678 million, which was its best quarter in over 7 years. This was driven by favorable volume and mix and favorable lease residuals. Auction values rose 5% year over year at constant mix. We now expect auction values for the full year to improve on average 3% at constant mix. U.S. consumer credit metrics remain healthy, and Ford Credit’s balance sheet remains strong.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The chart below shows our third quarter 2018 Automotive segment EBIT by region.

3Q 2018 Automotive EBIT By Region (Mils)

$1,402
$1,960
$(558)
$(152)
$(245)
$47
$(208)
Automotive
North America
South America
Europe
Middle East & Africa
Asia Pacific

B / (W) 3Q 2017	Automotive	North America	South America	Europe	Middle East & Africa	Asia Pacific
	$(477)	$136	$(2)	$(192)	$103	$(522)

- Automotive EBIT driven by NA at 8.8% EBIT margin, highest level since 3Q 2017, despite lower volume
- Operations outside NA at an EBIT loss, down $613M YoY, driven by AP and Europe; the EBIT loss slightly improved from 2Q despite 6% lower volume

The details of our Automotive segment highlight our performance in North America, where we generated a healthy EBIT of $2 billion, which is higher than a year ago despite lower volume and higher commodity cost. This was enabled by a strong, positive mix as our portfolio continues to shift more to trucks, utilities, and vans. As a result, EBIT margin reached nearly 9% compared with an average first half 2018 EBIT margin of 7.6%.
While we continued to see a combined loss in our automotive operations outside North America, the loss slightly improved from the second quarter of 2018 despite lower volume. This includes adjustments to dealer inventories in China that now have us well-positioned in terms of days’ supply.
In South America, the ongoing recovery in Brazil slowed due predominately to external headwinds, including an 18% currency depreciation compared to a year ago and increasing inflation, including higher commodity prices. In Argentina, the peso lost 45% of its value compared to a year ago, and annual inflation is running at 34%. Our team has responded with substantial price increases, resistance of inflation recovery by suppliers, and continued reduction in structural costs. We also continue to progress our plans to transform our longer-term operating model in the region.
In Europe, we saw favorable market factors from a year ago related to new products such as EcoSport, Fiesta, and Transit Custom. Our commercial business continued to be strong as well, delivering a record market share in the third quarter of 2018. EBIT, however, deteriorated from a year ago, largely due to unfavorable external factors affecting performance in Turkey and Russia, combined with launch-related costs from the new Focus. Our team is focused on accelerating actions to improve our near-term performance, while we continue to put in place the plans to substantially redesign our future business in Europe.
In Asia Pacific, the markets outside China remained profitable, although lower than a year ago, generating a 9% EBIT margin. As in the second quarter of 2018, the EBIT loss in Asia Pacific was driven by China, reflecting a loss for our consolidated China operations as well as at our China joint ventures. The losses were driven by the same factors as in the prior quarter, i.e., lower volume and lower net pricing. Compared with the second quarter of 2018, we reduced the loss in China by over $100 million or about 20%. We are focused intensely on our sales turnaround plan for China, and we are now just at the beginning of a strong product launch cadence, starting with the all-new Territory SUV, the all-new Focus, and the new Escort. All of these models will make significant contributions to reinvigorating our sales growth beginning in the first quarter next year.

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

▪	Manufacturing, Including Volume-Related – consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense.
These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules

▪	Engineering – consists primarily of costs for engineering personnel, prototype materials, testing, and outside engineering services

▪	Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases

▪	Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts on the following pages provide third quarter and year-to-date 2018 key metrics and the change in third quarter 2018 EBIT compared with third quarter 2017 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, Middle East & Africa, and Asia Pacific.

Automotive Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Global SAAR (Mils)	97.0	94.3	(3) %	93.3	95.6	2 %
Market Share (Pct)	6.8 %	6.3 %	(0.5) ppts	7.1 %	6.5 %	(0.6) ppts
Wholesales (000)	1,504	1,353	(10) %	4,858	4,508	(7) %
Revenue (Bils)	$ 33.6	$ 34.7	3 %	$ 107.2	$ 109.6	2 %
EBIT (Mils)	$ 1,879	$ 1,402	$ (477)	$ 6,449	$ 4,291	$(2,158)
EBIT Margin (Pct)	5.6 %	4.0 %	(1.6) ppts	6.0 %	3.9 %	(2.1) ppts

- 3Q Automotive top line mixed, with revenue higher; EBIT and EBIT margin lower
- Global SAAR estimated to be 3% lower YoY
- Global market share lower with declines in all regions
- Lower wholesale volume due mainly to joint ventures in China and Turkey
- Revenue increase driven by favorable mix in NA

Celebrating production of the 10 millionth Mustang – America's best-selling sports car of the last 50 years

10,000,000
MUSTANG

Automotive
3Q 2018 EBIT YoY Bridge (Mils)

$1,879
$1,113
$96
$(1,233)
$(453)
$1,402
Industry $ (203)
Share (130)
Stocks 165
Mix / Other 1,281
Commodities $(403)
Warranty (382)
Other Contribution Cost (453)
Structural Cost 5
Exchange $(212)
China JVs (279)
Other 38
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$1,209

- Automotive EBIT down $477M YoY
- Decline more than explained by performance in AP, mainly China

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	21.3	21.2	(0) %	21.3	21.4	0 %
U.S.	17.5	17.4	(1) %	17.4	17.6	1 %
Market Share (Pct)	13.4 %	13.3 %	(0.1) ppts	14.0 %	13.6 %	(0.4) ppts
U.S.	14.0 %	13.9 %	(0.1) ppts	14.7 %	14.3 %	(0.4) ppts
Wholesales (000)	650	644	(1) %	2,228	2,182	(2) %
Revenue (Bils)	$ 20.9	$ 22.3	7 %	$ 69.4	$ 70.8	2 %
EBIT (Mils)	$ 1,824	$ 1,960	$ 136	$ 6,286	$ 5,648	$ (638)
EBIT Margin (Pct)	8.8 %	8.8 %	- ppts	9.1 %	8.0 %	(1.1) ppts

- 3Q NA key metrics mixed
- NA SAAR about flat with U.S. down about 1%
- Market share down slightly, mainly due to cars, offset partially by gains in utilities, trucks and vans
- Lower wholesale volume due to Canada and Mexico
- Revenue up due to improved mix consistent with continued shift to utilities and trucks
- EBIT higher YoY with EBIT margin at 8.8%, equal to a year ago

U.S. launched new Edge ST

North America
3Q 2018 EBIT YoY Bridge (Mils)

$1,824
$1,099
$(318)
$(927)
$282
$1,960
Industry $ (172)
Share (87)
Stocks 161
Mix / Other 1,197
Commodities $(290)
Warranty (351)
Other Contribution Cost (176)
Structural Cost (110)
Exchange $ 69
Other 213
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$781

- NA EBIT up $136M YoY driven by strongly positive mix due to continued focus on high-margin products

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	4.3	4.4	2 %	4.1	4.5	10 %
Brazil	2.4	2.7	13 %	2.2	2.5	14 %
Market Share (Pct)	8.8 %	8.4 %	(0.4) ppts	8.9 %	8.6 %	(0.3) ppts
Brazil	9.3 %	9.2 %	(0.1) ppts	9.4 %	9.4 %	- ppts
Wholesales (000)	103	94	(9) %	266	276	4 %
Revenue (Bils)	$ 1.5	$ 1.3	(19) %	$ 4.1	$ 4.1	(2) %
EBIT (Mils)	$ (150)	$ (152)	$ (2)	$ (564)	$ (479)	$ 85
EBIT Margin (Pct)	(9.4) %	(11.8) %	(2.4) ppts	(13.6) %	(11.8) %	1.8 ppts

- 3Q SA top-line metrics down YoY, with EBIT about flat and EBIT margin lower
- SA SAAR up 2% with growth of 13% in Brazil and a reduction of 26% in Argentina; Brazil higher for the 6th consecutive quarter
- SA market share down in all major markets
- Volume decline more than explained by Argentina
- Revenue decline more than explained by weaker currencies

New Ford Ka lineup was officially introduced in Brazil and Argentina

KA FREESTYLE

South America
3Q 2018 EBIT YoY Bridge (Mils)

Commodities $ (66)
Other Inflationary Cost (129)
Other 71
$256
$(150)
$(19)
$(124)
$(115)
$(152)
Exchange $(98)
Other (17)
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$237

- SA EBIT flat YoY as favorable market factors about offset by adverse exchange and higher commodity and other inflationary costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	21.0	21.1	0 %	20.7	21.4	3 %
Market Share (Pct)	7.3 %	7.0 %	(0.3) ppts	7.5 %	7.2 %	(0.3) ppts
Wholesales* (000)	342	356	4 %	1,166	1,172	1 %
Revenue (Bils)	$ 6.9	$ 7.4	7 %	$ 21.6	$ 23.9	11 %
EBIT (Mils)	$ (53)	$ (245)	$ (192)	$ 278	$ (199)	$ (477)
EBIT Margin (Pct)	(0.8) %	(3.3) %	(2.5) ppts	1.3 %	(0.8) %	(2.1) ppts

- 3Q top-line metrics mixed YoY; financial metrics down
- Europe SAAR about flat
- Europe market share down primarily due to Turkey
- Record commercial vehicle market share of 15.4%
- Volume up in most major markets, offset partially by a large decline in Turkey
- Revenue up due to higher volume and net pricing driven by new products

New 2-tonne Transit – global debut – with segment-first mild hybrid (mHEV) technology and on-board modem for connectivity; delivers improved fuel efficiency and payload

108 AHO

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 17,000 units in 3Q 2017 and 7,000 units in 3Q 2018). Revenue does not include these sales

Europe
3Q 2018 EBIT YoY Bridge (Mils)

$169
$35
$(53)
$(203)
Commodities $ (30)
Other Contribution Cost (172)
Structural Cost (1)
$(193)
$(245)
Exchange $(93)
Turkey JV (64)
Other (36)
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$204

- Europe EBIT down $192M YoY due to weakness in Turkey and Russia, along with all-new Focus launch-related costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	3.5	3.5	- %	3.6	3.7	3 %
Market Share (Pct)	3.9 %	3.2 %	(0.7) ppts	3.7 %	3.0 %	(0.7) ppts
Wholesales (000)	30	25	(17) %	84	77	(8) %
Revenue (Bils)	$ 0.6	$ 0.6	(6) %	$ 1.8	$ 2.0	8 %
EBIT (Mils)	$ (56)	$ 47	$ 103	$ (180)	$ 42	$ 222
EBIT Margin (Pct)	(8.6) %	7.7 %	16.3 ppts	(9.8) %	2.1 %	11.9 ppts

- 3Q top-line metrics down YoY. Financial metrics improved; EBIT a 3Q record
- MEA SAAR unchanged; down 9% in markets where we participate
- Market share lower driven by Southern Africa
- Lower wholesale volume due to market share and lower industry in markets where we participate
- Revenue lower due to the volume decline

500000
FORD RANGER
SILVERTON ASSEMBLY PLANT
SOUTH AFRICA

Manufactured our 500,000th Ranger at Silverton Assembly Plant in Pretoria, South Africa

Middle East & Africa
3Q 2018 EBIT YoY Bridge (Mils)

$(56)
$31
$5
$73
$(6)
$47
Commodities $(11)
Other Contribution Cost 37
Structural Cost 47
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$36

- MEA EBIT up $103M YoY driven by lower costs and favorable market factors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
SAAR (Mils)	46.8	44.0	(6) %	43.4	44.6	3 %
China	29.6	26.5	(10) %	26.8	27.1	1 %
Market Share (Pct)	3.4 %	2.5 %	(0.9) ppts	3.5 %	2.6 %	(0.9) ppts
China	4.1 %	2.9 %	(1.2) ppts	4.4 %	3.1 %	(1.3) ppts
Wholesales* (000)	379	234	(38) %	1,114	801	(28) %
Revenue (Bils)	$ 3.7	$ 3.1	(15) %	$ 10.3	$ 8.8	(14) %
EBIT (Mils)	$ 314	$ (208)	$ (522)	$ 629	$ (721)	$ (1,350)
EBIT Margin (Pct)	8.6 %	(6.7) %	(15.3) ppts	6.1 %	(8.1) %	(14.2) ppts
China Unconsolidated Affiliates						
Wholesales (000)	267	135	(49) %	791	504	(36) %
Ford Equity Income (Mils)	$ 241	$ (38)	(116) %	$ 710	$ 103	(85) %
Net Income Margin (Pct)	12.2 %	(3.3) %	(15.5) ppts	12.0 %	3.0 %	(9.0) ppts

- All 3Q metrics lower YoY; China the key driver
- AP SAAR down 6%, driven by a 10% decline in China
- AP market share lower due to China performance, primarily Escort and Focus
- Lower wholesale volume driven by China JVs
- Lower revenue due to consolidated China operations
- EBIT and EBIT margin lower due to China

Revealed all-new Ford Territory SUV, targeted at new buyers in China's fast-growing, emerging cities

TERRITORY

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales

Asia Pacific
3Q 2018 EBIT YoY Bridge (Mils)

Exchange $ (87)
China JVs (279)
JV Royalties (52)
Other (2)
$314
$(33)
$(17)
$(52)
$(420)
$(208)
3Q 2017
Volume / Mix
Net Pricing
Cost
Other
3Q 2018
Market Factors
$(50)

- AP EBIT down $522M YoY – $480M in China and $42M in other markets
- All factors unfavorable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). Autonomous vehicles includes self-driving systems development and vehicle integration, autonomous vehicle research and advanced engineering, AV transportation-as-a-service network development, user experience, and business strategy and business development teams. FSM designs and builds mobility services on its own, and collaborates with start-ups and tech companies.

The chart below shows the Mobility segment’s third quarter and year-to-date 2018 EBIT compared with a year ago.

Mobility Key Metrics And 3Q 2018 EBIT YoY Bridge (Mils)

Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
EBIT (Mils)	$ (72)	$ (196)	$ (124)	$ (199)	$ (479)	$ (280)

3Q 2018 EBIT YoY Bridge

$(72)
$(58)
$(66)
$(196)
3Q 2017
Ford Smart Mobility
Autonomous Vehicles
3Q 2018

- Mobility EBIT reflects increased investment in our AV business development and mobility services

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•	Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•	Earnings Before Taxes (EBT) – Reflects Ford Credit’s income before income taxes

•	Return on Equity (ROE) (as shown on the Key Metrics chart) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•
Securitizations (as shown on the Public Term Funding Plan chart) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Total Net Receivables Reconciliation To Managed Receivables chart) – Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts below provide third quarter and year-to-date 2018 key metrics and the change in third quarter 2018 EBT compared with third quarter 2017 by causal factor for the Ford Credit segment.

Ford Credit Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Net Receivables (Bils)	$ 138	$ 144	4 %	$ 138	$ 144	4 %
Managed Receivables* (Bils)	$ 145	$ 152	5 %	$ 145	$ 152	5 %
Loss-to-Receivables** (LTR)	53 bps	44 bps	(9) bps	51 bps	43 bps	(8) bps
Auction Values***	$ 17,795	$ 18,760	5 %	$ 17,520	$ 18,160	4 %
EBT (Mils)	$ 600	$ 678	$ 78	$ 1,700	$ 1,964	$ 264
ROE (Pct)	12 %	13 %	1 ppt	12 %	14 %	2 ppts

Other Balance Sheet Metrics

	2017	2018	H / (L)
Debt (Bils)	$ 132	$ 138	5 %
Liquidity (Bils)	$ 30	$ 29	(3) %
Financial Statement Leverage (to 1)	9.4	9.1	(0.3)
Managed Leverage* (to 1)	8.7	8.4	(0.3)

- Strong 3Q EBT
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** U.S. retail and lease
*** U.S. 36-month off-lease at 3Q 2018 mix

Ford Credit
3Q 2018 EBT YoY Bridge (Mils)

$600
$77
$(37)
$12
$88
$(8)
$(54)
$678
Residual Losses $50
Supplemental Depreciation 38
3Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
3Q 2018

- Ford Credit EBT $78M higher YoY
- Improvement reflects favorable lease residual performance due to higher auction values; also reflects favorable volume and mix

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Our third quarter 2018 Corporate Other results were a $216 million loss, compared with a $122 million loss a year ago. The year-over-year increase in the loss was due to higher corporate governance expenses and unfavorable mark-to-market adjustments to our marketable securities, more than explained by changes in the value of our investment in Pivotal.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. Third quarter 2018 interest expense on Automotive and Other debt was $343 million, $45 million higher than a year ago, reflecting primarily higher foreign debt interest expense.

Special Items

In Note 18 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

Company Special Items (Mils)

	3Q		YTD		Memo:
	2017	2018	2017	2018	FY 2017
Pension and OPEB gain / (loss)					
Year end net pension and OPEB remeasurement	$ -	$ -	$ -	$ -	$ (162)
Other pension remeasurement	-	-	-	26	-
Pension curtailment	-	-	-	15	354
Total Pension and OPEB gain / (loss)	$ -	$ -	$ -	$ 41	$ 192
Separation-related actions	$ (230)	$ (224)	$ (259)	$ (275)	$ (297)
Other Items					
San Luis Potosi plant cancellation	$ (12)	$ -	$ 41	$ -	$ 41
Next-generation Focus footprint change	25	-	(223)	(9)	(225)
Focus Active cancellation	-	(7)	-	(7)	-
Total Other Items	$ 13	$ (7)	$ (182)	$ (16)	$ (184)
Total pre-tax special items	$ (217)	$ (231)	$ (441)	$ (250)	$ (289)
Tax special items	$ 47	$ 48	$ 78	$ 53	$ 897

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Taxes

Our tax provisions for the third quarter and first nine months of 2018 were $101 million and $555 million, respectively, resulting in GAAP effective tax rates of 9.2% and 12.7%, respectively. The GAAP effective tax rates for the third quarter and first nine months of 2018 were 1.6 and 4.1 percentage points lower, respectively, than a year ago.

Our third quarter and first nine months of 2018 non-GAAP adjusted effective tax rates, which exclude special items, were 11.2% and 13.2%, respectively. The non-GAAP adjusted effective tax rates for the third quarter and first nine months of 2018 were 0.8 and 3.6 percentage points lower, respectively, than a year ago.

During the third quarter of 2018, we recognized $101 million of benefit from settlements of tax controversies in various jurisdictions. In addition, during the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) remains strong at $36.5 billion.

Company excluding Ford Credit

Company Balance Sheet (Bils)

Balance Sheet and Liquidity	2017 Dec 31	2018 Sep 30
Company Excluding Ford Credit		
Company Cash	$ 26.5	$ 23.7
Liquidity	37.4	34.7
Debt	$ (16.5)	$ (15.3)
Cash Net of Debt	10.0	8.4
Pension Funded Status*		
Funded Plans	$ (0.1)	$ 0.9
Unfunded Plans	(6.5)	(6.2)
Total Global Pension	$ (6.6)	$ (5.3)
Total Funded Status OPEB	$ (6.2)	$ (6.0)

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

At September 30, 2018, we had $23.7 billion of Company cash, with 86% held by consolidated entities domiciled in the United States. To be prepared for an economic downturn, we target to have an average ongoing Company cash balance of about $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Company cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade corporate securities, investment-grade commercial paper, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year and adjusted based on market conditions and liquidity needs. We monitor our Company cash levels and average maturity on a daily basis.

In addition to our target Company cash balance, we also target to maintain a corporate credit facility, discussed below, for our Automotive business of about $10 billion to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be about $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At September 30, 2018, we had $34.7 billion of Company liquidity. We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Company cash excluding Ford Credit are summarized below:

Company Cash Flow (Bils)

	THIRD QUARTER		YEAR TO DATE	
	2017	2018	2017	2018
Company Adjusted EBIT*	$ 2.3	$ 1.7	$ 7.6	$ 5.5
Excluding: Ford Credit EBT	(0.6)	(0.7)	(1.7)	(2.0)
Subtotal	$ 1.7	$ 1.0	$ 5.9	$ 3.6
Capital spending	$ (1.7)	$ (2.0)	$ (4.9)	$ (5.6)
Depreciation and tooling amortization	1.3	1.4	3.7	4.0
Net spending	$ (0.4)	$ (0.6)	$ (1.2)	$ (1.6)
Changes in working capital	(0.7)	(0.3)	(0.9)	(1.3)
Ford Credit Distributions	0.4	0.6	0.4	2.1
All other and timing differences	(2.3)	(0.6)	(2.3)	(1.4)
Company adjusted operating cash flow*	$ (1.3)	$ 0.1	$ 1.9	$ 1.3
Separation payments	-	-	(0.1)	(0.1)
Other transactions with Ford Credit	(0.1)	-	(0.1)	(0.1)
Other, including acquisitions and divestitures	-	(0.1)	(0.1)	(0.5)
Cash flow before other actions	$ (1.4)	$ -	$ 1.6	$ 0.5
Changes in debt	(0.1)	(0.7)	(0.2)	(0.6)
Funded pension contributions	(0.2)	(0.1)	(0.7)	(0.3)
Shareholder distributions	(0.6)	(0.7)	(2.1)	(2.5)
Change in cash	$ (2.3)	$ (1.5)	$ (1.4)	$ (2.9)

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Note: Results may not sum due to rounding

Capital spending was $2 billion in the third quarter of 2018 and $5.6 billion year-to-date. Our outlook for full year 2018 capital spending is about $7.5 billion.

Third quarter 2018 working capital was about $300 million negative reflecting primarily higher inventory, the impact of which will reverse in the fourth quarter. Year-to-date 2018 working capital was $1.3 billion negative, more than explained by higher inventory.

Third quarter and year-to-date 2018 all other and timing differences were negative reflecting primarily interest payments on Automotive and Other debt, cash taxes, and assorted timing differences.

Shareholder distributions were about $700 million in the third quarter of 2018 and $2.5 billion year to date. We expect full year distributions of $3.1 billion.

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at September 30, 2018 were $12 billion, consisting of $10.4 billion of our corporate credit facility and $1.6 billion of local credit facilities. At September 30, 2018, the utilized portion of the corporate credit facility was $32 million, representing amounts utilized for letters of credit. At September 30, 2018, the utilized portion of the local credit facilities was about $800 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at September 30, 2018, Company debt excluding Ford Credit was $15.3 billion and Automotive debt was $14.7 billion. Both balances were about $1.2 billion lower than December 31, 2017, reflecting primarily U.S. debt repayments and exchange.

Leverage. We manage Automotive debt levels with a leverage framework to maintain investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of Automotive debt, underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT, excluding Ford Credit EBT, and further adjusted for depreciation, amortization, and other adjustments. Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Funding Overview. Ford Credit’s primary funding and liquidity objective is to be well capitalized with a strong balance sheet and ample liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit annually stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Sep 30
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 73
Term Asset-Backed Securities	50	53	55
Commercial Paper	4	5	4
Ford Interest Advantage / Deposits	6	5	6
Other	9	9	11
Equity	13	16	15
Adjustments For Cash	(11)	(12)	(12)
Total Managed Receivables	$ 137	$ 151	$ 152
Securitized Funding as Pct of Managed Receivables	37%	35%	36%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Managed receivables of $152 billion as of September 30, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%. Ford Credit expects the mix of securitized funding to remain at about 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2016 and 2017, planned issuances for full-year 2018, and its global public term funding issuances through October 23, 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Forecast	2018 Through Oct 23
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 6 - 8	$ 6
CAD	1	2	1 - 2	1
EUR / GBP	3	3	4 - 5	4
Other	1	1	1	1
Total unsecured	$ 14	$ 16	$ 14 - 16	$ 13
Securitizations	$ 13	$ 15	$ 13 - 14	$ 12
Total public	$ 28	$ 32	$ 28 - 30	$ 24

* See "Ford Credit Segment" section for definitions
Note: Results may not sum due to rounding

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to continue issuing its European debt from the United States. For 2018, Ford Credit now projects full-year public term funding in the range of $28 billion to $30 billion. Within the unsecured term funding plan, Ford Credit forecasts higher full-year issuance in euros and pounds sterling, and lower full-year issuance in U.S. dollars compared with 2017. This reflects opportunistic issuances in euros completed in the first half of 2018, much of which supported Ford Credit’s funding requirements in the United States. Through October 23, 2018, Ford Credit has completed $24 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

Liquidity Sources* (Bils)

	2017 Sep 30	2017 Dec 31	2018 Sep 30
Liquidity Sources			
Cash	$ 11.3	$ 11.8	$ 12.1
Committed ABS facilities	33.4	33.4	32.0
Other unsecured credit facilities	2.8	3.3	3.0
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 50.5	$ 51.5	$ 50.1
Utilization of Liquidity			
Securitization cash	$ (2.8)	$ (3.8)	$ (3.0)
Committed ABS facilities	(17.0)	(17.2)	(17.7)
Other unsecured credit facilities	(1.0)	(1.1)	(0.7)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (20.8)	$ (22.1)	$ (21.4)
Gross liquidity	$ 29.7	$ 29.4	$ 28.7
Adjustments	0.2	0.1	0.3
Net liquidity available for use	$ 29.9	$ 29.5	$ 29.0

* See "Ford Credit Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of about $25 billion. At September 30, 2018, Ford Credit’s liquidity available for use was about $500 million lower than at year-end 2017.

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

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Leverage (Bils)

	2017 Sep 30	2017 Dec 31	2018 Sep 30
Leverage Calculation			
Total debt	$ 132.4	$ 137.8	$ 138.2
Adjustments for cash	(11.3)	(11.8)	(12.1)
Adjustments for derivative accounting*	(0.2)	-	0.6
Total adjusted debt	$ 120.9	$ 126.0	$ 126.7
Equity**	$ 14.1	$ 15.9	$ 15.2
Adjustments for derivative accounting*	(0.3)	(0.1)	(0.1)
Total adjusted equity	$ 13.8	$ 15.8	$ 15.1
Financial statement leverage (to 1) (GAAP)	9.4	8.7	9.1
Managed leverage (to 1) (Non-GAAP)	8.7	8.0	8.4

* Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At September 30, 2018, Ford Credit’s financial statement leverage was 9.1:1, and its managed leverage was 8.4:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Total Company

Pension Plans - Underfunded Balances. As of September 30, 2018, our total Company pension underfunded status reported on our balance sheet was $5.3 billion and reflects the net underfunded status at December 31, 2017, updated for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2017, and the reported number does not reflect the impact from any change in interest rates or asset returns since year-end 2017.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

•	On July 27, 2018, S&P revised the outlook to negative from stable for Ford and Ford Credit and affirmed their ratings.

•	On August 29, 2018, Moody’s downgraded the credit ratings for Ford and Ford Credit to Baa3 with a negative outlook from Baa2 with a negative outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Stable	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	BBB	Stable	BBB	F2	Stable	BBB-
Moody’s	N/A	Baa3	Negative	Baa3	P-3	Negative	Baa3
S&P	BBB	BBB	Negative	BBB	A-2	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on the current economic environment, our Company guidance for 2018 includes the following:

2018 FY Company Adjusted EPS Guidance Unchanged

Company

Key Metric	2018 Guidance
Revenue	Modestly higher than 2017
Adjusted EPS*	$1.30 - $1.50
Adj. Operating Cash Flow*	Positive but lower than 2017
Pension Contributions	About $500M
Capital Spending	About $7.5B
Adj. Effective Tax Rate*	About 10%**

Business Units

Region / Segment	2018 EBIT Guidance
Automotive	Lower than 2017 due to Asia Pacific and Europe
North America	Lower than 2017
South America	About the same as 2017**
Europe	A loss
Middle East & Africa	Improved from 2017 (about breakeven)
Asia Pacific	A significant loss
Mobility	Larger loss than 2017
Ford Credit (EBT)	Improved from 2017

* See “Non-GAAP Financial Measures that Supplement GAAP Measures” for definitions
** Revised guidance

We continue to expect full year Company adjusted EPS of $1.30 to $1.50 per share.

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

Company Net Income Reconciliation To Adjusted EBIT (Mils)

	3Q		YTD		Memo:
	2017	2018	2017	2018	FY 2017
Net income / (Loss) attributable to Ford (GAAP)	$ 1,572	$ 991	$ 5,211	$ 3,793	$ 7,731
Income / (Loss) attributable to non-controlling interests	7	2	22	14	26
Net income / (Loss)	$ 1,579	$ 993	$ 5,233	$ 3,807	$ 7,757
Less: (Provision for) / Benefit from income taxes	(191)	(101)	(1,054)	(555)	(402)
Income / (Loss) before income taxes	$ 1,770	$ 1,094	$ 6,287	$ 4,362	$ 8,159
Less: Special items pre-tax	(217)	(231)	(441)	(250)	(289)
Income / (Loss) before special items pre-tax	$ 1,987	$ 1,325	$ 6,728	$ 4,612	$ 8,448
Less: Interest on debt	(298)	(343)	(882)	(933)	(1,190)
Adjusted EBIT (Non-GAAP)	$ 2,285	$ 1,668	$ 7,610	$ 5,545	$ 9,638
Memo:					
Revenue (Bils)	$ 36.5	$ 37.6	$ 115.5	$ 118.5	$ 156.8
Net income margin (GAAP) (Pct)	4.3%	2.6%	4.5%	3.2%	4.9%
Adjusted EBIT Margin (Non-GAAP) (Pct)	6.3%	4.4%	6.6%	4.7%	6.1%

Company Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	3Q		YTD	
	2017	2018	2017	2018
Diluted After-Tax Results (Mils)				
Diluted after-tax results (GAAP)	$ 1,572	$ 991	$ 5,211	$ 3,793
Less: Impact of pre-tax and tax special items	(170)	(183)	(363)	(197)
Adjusted net income – diluted (Non-GAAP)	$ 1,742	$ 1,174	$ 5,574	$ 3,990
Basic and Diluted Shares (Mils)				
Basic shares (average shares outstanding)	3,972	3,976	3,975	3,976
Net dilutive options and unvested restricted stock units	24	24	21	23
Diluted shares	3,996	4,000	3,996	3,999
Earnings per share – diluted (GAAP)	$ 0.39	$ 0.25	$ 1.30	$ 0.95
Less: Net impact of adjustments	(0.05)	(0.04)	(0.09)	(0.05)
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.44	$ 0.29	$ 1.39	$ 1.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	2018		Memo:
	3Q	YTD	FY 2017
Pre-Tax Results (Mils)			
Income / (Loss) before income taxes (GAAP)	$ 1,094	$ 4,362	$ 8,159
Less: Impact of special items	(231)	(250)	(289)
Adjusted earnings before taxes (Non-GAAP)	$ 1,325	$ 4,612	$ 8,448
Taxes (Mils)			
(Provision for) / Benefit from income taxes (GAAP)	$ (101)	$ (555)	$ (402)
Less: Impact of special items	48	53	897
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (149)	$ (608)	$ (1,299)
Tax Rate (Pct)			
Effective tax rate (GAAP)	9.2%	12.7%	4.9%
Adjusted effective tax rate (Non-GAAP)	11.2%	13.2%	15.4%

Company Net Cash Provided By / (Used In) Operating Activities Reconciliation To Adjusted Operating Cash Flow (Mils)

	3Q		YTD	
	2017	2018	2017	2018
Company net cash provided by / (used in) operating activities (GAAP)	$ 4,998	$ 5,179	$ 14,949	$ 13,665
Less: Items not included in Company Adjusted Operating Cash Flows				
Ford Credit operating cash flows	5,210	3,811	9,474	9,403
Funded pension contributions	(263)	(123)	(720)	(283)
Separation payments	(42)	(28)	(100)	(62)
Other, net	37	146	(27)	87
Add: Items included in Company Adjusted Operating Cash Flows				
Automotive and Mobility capital spending	(1,658)	(1,968)	(4,901)	(5,635)
Ford Credit distributions	378	600	406	2,063
Settlement of derivatives	(90)	109	110	62
Pivotal conversion to a marketable security	-	-	-	263
Company adjusted operating cash flow (Non-GAAP)	$ (1,315)	$ 115	$ 1,938	$ 1,274

Note: Results may not sum due to rounding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit
Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2016 Dec 31	2017 Sep 30	2017 Dec 31	2018 Sep 30
Ford Credit finance receivables, net (GAAP)*	$ 96.2	$ 103.9	$ 108.4	$ 107.9
Net investment in operating leases (GAAP)*	27.2	26.9	26.7	27.6
Consolidating adjustments**	6.8	6.7	7.6	8.1
Total net receivables	$ 130.2	$ 137.5	$ 142.7	$ 143.6
Ford Credit unearned interest supplements and residual support	5.3	5.9	6.1	6.7
Allowance for credit losses	0.5	0.6	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$ 136.9	$ 145.1	$ 150.5	$ 152.1

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2018
	Third Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$34,660	$8	$—	$34,668	$2,998	$37,666
Total costs and expenses	33,855	204	391	34,450	2,352	36,802
Interest expense on Automotive debt	—	—	328	328	—	328
Interest expense on Other debt	—	—	15	15	—	15
Other income/(loss), net	637	—	(56)	581	24	605
Equity in net income of affiliated companies	(40)	—	—	(40)	8	(32)
Income/(loss) before income taxes	1,402	(196)	(790)	416	678	1,094
Provision for/(Benefit from) income taxes	171	(47)	(183)	(59)	160	101
Net income/(Loss)	1,231	(149)	(607)	475	518	993
Less: Income/(Loss) attributable to noncontrolling interests	2	—	—	2	—	2
Net income/(Loss) attributable to Ford Motor Company	$1,229	$(149)	$(607)	$473	$518	$991

(a) Other includes Corporate Other, Interest on Debt, and Special Items

	For the period ended September 30, 2018
	First Nine Months
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$109,577	$18	$—	$109,595	$8,950	$118,545
Total costs and expenses	107,570	555	797	108,922	7,052	115,974
Interest expense on Automotive debt	—	—	890	890	—	890
Interest expense on Other debt	—	—	43	43	—	43
Other income/(loss), net	2,052	58	316	2,426	46	2,472
Equity in net income of affiliated companies	232	—	—	232	20	252
Income/(loss) before income taxes	4,291	(479)	(1,414)	2,398	1,964	4,362
Provision for/(Benefit from) income taxes	737	(115)	(333)	289	266	555
Net income/(Loss)	3,554	(364)	(1,081)	2,109	1,698	3,807
Less: Income/(Loss) attributable to noncontrolling interests	14	—	—	14	—	14
Net income/(Loss) attributable to Ford Motor Company	$3,540	$(364)	$(1,081)	$2,095	$1,698	$3,793

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2018
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$7,565	$10,997	$—	$18,562
Marketable securities	16,040	1,740	—	17,780
Ford Credit finance receivables, net	—	50,818	—	50,818
Trade and other receivables, less allowances	3,962	7,282	—	11,244
Inventories	12,810	—	—	12,810
Other assets	2,401	1,228	—	3,629
Receivable from other segments	846	1,371	(2,217)	—
Total current assets	43,624	73,436	(2,217)	114,843

Ford Credit finance receivables, net	—	57,043	—	57,043
Net investment in operating leases	1,970	27,570	—	29,540
Net property	35,575	187	—	35,762
Equity in net assets of affiliated companies	2,750	108	—	2,858
Deferred income taxes	12,172	225	(1,844)	10,553
Other assets	6,975	1,392	—	8,367
Receivable from other segments	59	15	(74)	—
Total assets	$103,125	$159,976	$(4,135)	$258,966

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$22,140	$1,133	$—	$23,273
Other liabilities and deferred revenue	19,256	1,458	—	20,714
Automotive debt payable within one year	3,216	—	—	3,216
Ford Credit debt payable within one year	—	47,547	—	47,547
Payable to other segments	2,217	—	(2,217)	—
Total current liabilities	46,829	50,138	(2,217)	94,750

Other liabilities and deferred revenue	22,630	1,598	—	24,228
Automotive long-term debt	11,448	—	—	11,448
Ford Credit long-term debt	—	90,620	—	90,620
Other long-term debt	600	—	—	600
Deferred income taxes	101	2,345	(1,844)	602
Payable to other segments	18	56	(74)	—
Total liabilities	$81,626	$144,757	$(4,135)	$222,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2018
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net cash provided by/(used in) operating activities	$4,262	$9,403	$—	$13,665

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(5,635)	$(34)	$—	$(5,669)
Acquisitions of finance receivables and operating leases	—	(48,227)	—	(48,227)
Collections of finance receivables and operating leases	—	38,418	—	38,418
Purchases of marketable and other securities	(11,146)	(3,401)	—	(14,547)
Sales and maturities of marketable and other securities	12,837	4,504	—	17,341
Settlements of derivatives	62	228	—	290
Other	(198)	(3)	—	(201)
Investing activity (to)/from other segments	2,069	154	(2,223)	—
Net cash provided by/(used in) investing activities	$(2,011)	$(8,361)	$(2,223)	$(12,595)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash dividends	$(2,308)	$—	$—	$(2,308)
Purchases of common stock	(164)	—	—	(164)
Net changes in short-term debt	403	(1,671)	—	(1,268)
Proceeds from issuance of long-term debt	176	37,035	—	37,211
Principal payments on long-term debt	(1,347)	(32,588)	—	(33,935)
Other	(42)	(142)	—	(184)
Financing activity to/(from) other segments	(154)	(2,069)	2,223	—
Net cash provided by/(used in) financing activities	$(3,436)	$565	$2,223	$(648)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(160)	$(145)	$—	$(305)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Cost of sales and Selling, administrative, and other expenses for the third quarter of 2018 were $34.5 billion, an increase of about $1.3 billion compared with the third quarter of 2017. Cost of sales and Selling, administrative, and other expenses for the first nine months of 2018 were $108.9 billion, an increase of $4.2 billion compared with the first nine months of 2017. The detail for these changes is shown below (in billions):

	2018 Lower/(Higher) 2017
	Third Quarter	First Nine Months
Volume and mix, exchange, and other	$0.1	$(1.3)
Contribution costs
Material excluding commodities	(0.4)	(0.8)
Commodities	(0.4)	(1.2)
Warranty	(0.4)	(0.4)
Freight	(0.1)	(0.2)
Structural costs	(0.1)	(0.5)
Special items	—	0.2
Total	$(1.3)	$(4.2)

Equity. At September 30, 2018, total equity attributable to Ford was $36.6 billion, an increase of about $1 billion compared with December 31, 2017. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$3.8
Shareholder distributions	(2.5)
Other comprehensive income	(0.5)
Common Stock issued (including share-based compensation impacts)	0.2
Total	$1.0

U.S. Sales by Type. The following table shows third quarter 2018 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	284,734	284,118
SUVs	215,687	188,248
Cars	109,513	77,834
Total Vehicles	609,934	550,200

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

ASU		Effective Date (a)
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-07	Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2018-13	Fair Value Measurement - Changes to the Disclosure Requirement for Fair Value Measurement	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020
2018-14	Changes to the Disclosure Requirements for Defined Benefits Plans	January 1, 2021
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2021
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following updates to the Leases standard: ASU 2018-01 (Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-11 (Leases Topic 842 - Targeted Improvements). We will adopt the new Leases standard effective January 1, 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2018, was an asset of $138 million, compared with a liability of $22 million as of December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.6 billion at September 30, 2018, compared with $2.8 billion at December 31, 2017.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2018, was a liability of $40 million, compared with an asset of $33 million at December 31, 2017. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $70 million at September 30, 2018, compared with $69 million at December 31, 2017.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2018, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $15 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2018, we launched a new non-production order procurement system in Europe. In subsequent periods, the system will be launched in North America and the rest of the world.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

European Competition Law Matter. On October 5, 2018, FCE Bank plc received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE Bank plc and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  If a violation is found, a broad range of remedies is available to the ICA, including imposing a fine against FCE Bank plc that could be material.  To avoid penalties, FCE Bank plc could be required to pay a fine and then seek reimbursement of the payment through the appellate process.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2018, we repurchased shares of Ford Common Stock from our employees or directors related to certain exercises of stock options, in accordance with our various compensation plans. We also repurchased shares through a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2018 and the shares issued in the Autonomic transaction described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. The plan authorized repurchases of up to 28.5 million shares of Ford Common Stock. During the first quarter of 2018, we repurchased 8,015,658 shares of Ford Common Stock. During the third quarter of 2018, we repurchased shares of Ford Common Stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2018 through September 30, 2018	8,000,000	$9.42	8,000,000	12,500,000
Total/Average	8,000,000	$9.42

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Vice President and Controller
(principal accounting officer)

Date:	October 24, 2018