Form 10-Q
period 2019-03-31
FORD MOTOR CO
filed 2019-04-26
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

As of April 19, 2019, Ford had outstanding 3,918,693,825 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

70

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2018	2019
	First Quarter
	(unaudited)
Revenues
Automotive	$39,012	$37,239
Ford Credit	2,943	3,097
Mobility	4	6
Total revenues (Note 3)	41,959	40,342

Costs and expenses
Cost of sales	35,753	33,942
Selling, administrative, and other expenses	2,747	2,843
Ford Credit interest, operating, and other expenses	2,338	2,355
Total costs and expenses	40,838	39,140

Interest expense on Automotive debt	275	231
Interest expense on Other debt	14	14

Other income/(loss), net (Note 4)	863	628
Equity in net income of affiliated companies	224	25
Income before income taxes	1,919	1,610
Provision for/(Benefit from) income taxes	174	427
Net income	1,745	1,183
Less: Income/(Loss) attributable to noncontrolling interests	9	37
Net income attributable to Ford Motor Company	$1,736	$1,146

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.44	$0.29
Diluted income	0.43	0.29

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2018	2019
	First Quarter
	(unaudited)
Net income	$1,745	$1,183
Other comprehensive income/(loss), net of tax (Note 20)
Foreign currency translation	295	243
Marketable securities	(47)	63
Derivative instruments	33	(446)
Pension and other postretirement benefits	8	5
Total other comprehensive income/(loss), net of tax	289	(135)
Comprehensive income	2,034	1,048
Less: Comprehensive income/(loss) attributable to noncontrolling interests	8	37
Comprehensive income attributable to Ford Motor Company	$2,026	$1,011

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	March 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$16,718	$20,848
Marketable securities (Note 7)	17,233	16,882
Ford Credit finance receivables, net (Note 8)	54,353	55,444
Trade and other receivables, less allowances of $94 and $98	11,195	12,016
Inventories (Note 10)	11,220	12,333
Other assets	3,930	3,672
Total current assets	114,649	121,195

Ford Credit finance receivables, net (Note 8)	55,544	54,332
Net investment in operating leases (Note 11)	29,119	29,229
Net property	36,178	36,145
Equity in net assets of affiliated companies	2,709	2,605
Deferred income taxes	10,412	10,316
Other assets	7,929	9,459
Total assets	$256,540	$263,281
LIABILITIES
Payables	$21,520	$23,325
Other liabilities and deferred revenue (Note 13)	20,556	21,364
Automotive debt payable within one year (Note 16)	2,314	2,523
Ford Credit debt payable within one year (Note 16)	51,179	51,895
Other debt payable within one year (Note 16)	—	130
Total current liabilities	95,569	99,237
Other liabilities and deferred revenue (Note 13)	23,588	24,216
Automotive long-term debt (Note 16)	11,233	11,087
Ford Credit long-term debt (Note 16)	88,887	91,055
Other long-term debt (Note 16)	600	470
Deferred income taxes	597	647
Total liabilities	220,474	226,712

Redeemable noncontrolling interest (Note 19)	100	135

EQUITY
Common Stock, par value $.01 per share (4,011 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,006	22,026
Retained earnings	22,668	23,226
Accumulated other comprehensive income/(loss) (Note 20)	(7,366)	(7,501)
Treasury stock	(1,417)	(1,394)
Total equity attributable to Ford Motor Company	35,932	36,398
Equity attributable to noncontrolling interests	34	36
Total equity	35,966	36,434
Total liabilities and equity	$256,540	$263,281

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2018	March 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$2,990
Ford Credit finance receivables, net	58,662	60,745
Net investment in operating leases	16,332	16,013
Other assets	27	14
LIABILITIES
Other liabilities and deferred revenue	$24	$45
Debt	53,269	52,248
The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2018	2019
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$3,514	$3,544

Cash flows from investing activities
Capital spending	(1,779)	(1,633)
Acquisitions of finance receivables and operating leases	(15,683)	(12,595)
Collections of finance receivables and operating leases	12,956	12,336
Purchases of marketable and other securities	(7,867)	(3,923)
Sales and maturities of marketable and other securities	6,040	4,441
Settlements of derivatives	(61)	(14)
Other	(150)	54
Net cash provided by/(used in) investing activities	(6,544)	(1,334)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,113)	(597)
Purchases of common stock	(89)	—
Net changes in short-term debt	(909)	420
Proceeds from issuance of long-term debt	16,953	15,411
Principal payments on long-term debt	(12,360)	(13,277)
Other	(68)	(84)
Net cash provided by/(used in) financing activities	2,414	1,873

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	115	29

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(501)	$4,112

Cash, cash equivalents, and restricted cash at January 1 (Note 7)	$18,638	$16,907
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(501)	4,112
Cash, cash equivalents, and restricted cash at March 31 (Note 7)	$18,137	$21,019

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 20)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	1,736	—	—	1,736	9	1,745
Other comprehensive income/(loss), net of tax	—	—	—	290	—	290	(1)	289
Common stock issued (including share-based compensation impacts)	—	(2)	—	—	—	(2)	—	(2)
Treasury stock/other	—	—	—	—	(89)	(89)	—	(89)
Cash dividends declared (a)	—	—	(1,113)	—	—	(1,113)	—	(1,113)
Balance at March 31, 2018	$41	$21,841	$22,529	$(6,669)	$(1,342)	$36,400	$36	$36,436

Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net of tax	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (including share-based compensation impacts)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared (a)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434

(a) We declared dividends of Common and Class B Stock of $0.28 and $0.15 per share in the first quarter of 2018 and 2019, respectively.

The accompanying notes are part of the consolidated financial statements.

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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K Report”). We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

Change in Accounting

As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on Ford Credit’s vehicles subject to operating leases. Previously, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses within Net investment in operating leases. We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases. We believe this change in accounting method is preferable as the characterization of these changes are better reflected as depreciation.

We have retrospectively applied this change in accounting method to all prior periods. At December 31, 2018, this reclassification increased accumulated depreciation and decreased allowance for credit losses by $78 million within Net investment in operating leases. This change had no impact on our consolidated income statement, consolidated balance sheet or Net cash provided by/(used in) operating activities in the consolidated statement of cash flows for the interim periods presented.

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2016-02, Leases.  On January 1, 2019, we adopted Accounting Standards Codification 842 and all the related amendments (“new lease standard”) using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. We do not expect the adoption of the new lease standard to have a material impact to our net income on an ongoing basis.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts or land easements entered into prior to adoption are leases or contain leases.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS (Continued)

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2019, for the adoption of ASU 2016-02, Leases, was as follows (in millions):

	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Balance sheet
Assets
Other assets, current	$3,930	$(8)	$3,922
Other assets, non-current	7,929	1,324	9,253
Deferred income taxes	10,412	(4)	10,408
Liabilities
Other liabilities and deferred revenue, current	20,556	316	20,872
Other liabilities and deferred revenue, non-current	23,588	983	24,571
Equity
Retained earnings	22,668	13	22,681

We also adopted the following ASUs effective January 1, 2019, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-17	Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2019
2018-16	Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
2018-13	Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2019
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-07	Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (a)	January 1, 2019
__________
(a) Ford did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from Accumulated other comprehensive income/(loss) to Retained earnings.

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard and the related amendments on the effective date of January 1, 2020, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Ford Credit finance receivables, net on our consolidated balance sheet and do not expect a material impact to our consolidated income statement.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$37,417	$—	$—	$37,417
Used vehicles	928	—	—	928
Extended service contracts	329	—	—	329
Other revenue	219	4	55	278
Revenues from sales and services	38,893	4	55	38,952

Leasing income	119	—	1,415	1,534
Financing income	—	—	1,432	1,432
Insurance income	—	—	41	41
Total revenues	$39,012	$4	$2,943	$41,959

	First Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$35,576	$—	$—	$35,576
Used vehicles	1,020	—	—	1,020
Extended service contracts	333	—	—	333
Other revenue	213	6	51	270
Revenues from sales and services	37,142	6	51	37,199

Leasing income	97	—	1,477	1,574
Financing income	—	—	1,528	1,528
Insurance income	—	—	41	41
Total revenues	$37,239	$6	$3,097	$40,342

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in marketing incentives and returns we offer to our customers and their customers. As a result of changes in our estimate of marketing incentives, we recorded a decrease related to revenue recognized in prior periods of $718 million and $481 million in the first quarter of 2018 and 2019, respectively.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). At December 31, 2017 and December 31, 2018, $3.8 billion and $4 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other liabilities and deferred revenue. We recognized $298 million and $305 million of the unearned amounts as revenue during the first quarter of 2018 and 2019, respectively. At March 31, 2019, the unearned amount was $4 billion. We expect to recognize approximately $900 million of the unearned amount in the remainder of 2019, $1.1 billion in 2020, and $2 billion thereafter.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $247 million and $256 million in deferred costs as of December 31, 2018 and March 31, 2019, respectively, and recognized $18 million and $19 million of amortization during the first quarter of 2018 and 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Net periodic pension and other postretirement employee benefits (OPEB) income/(cost), excluding service cost	$477	$272
Investment-related interest income	146	203
Interest income/(expense) on income taxes	1	(20)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other securities	(5)	67
Gains/(Losses) on changes in investments in affiliates	58	3
Royalty income	143	84
Other	43	19
Total	$863	$628

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

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	First Quarter
	2018	2019
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,736	$1,146
Diluted income	1,736	1,146

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,974	3,973
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	23	24
Diluted shares	3,997	3,997

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$220	$—	$139	$359
U.S. government agencies	2	496	—	25	521
Non-U.S. government and agencies	2	169	—	114	283
Corporate debt	2	174	—	884	1,058
Total marketable securities classified as cash equivalents		1,059	—	1,162	2,221
Cash, time deposits, and money market funds		5,999	53	8,445	14,497
Total cash and cash equivalents		$7,058	$53	$9,607	$16,718

Marketable securities
U.S. government	1	$3,014	$—	$289	$3,303
U.S. government agencies	2	1,953	—	65	2,018
Non-U.S. government and agencies	2	4,674	—	610	5,284
Corporate debt	2	5,614	—	198	5,812
Equities (a)	1	424	—	—	424
Other marketable securities	2	246	—	146	392
Total marketable securities		$15,925	$—	$1,308	$17,233

Restricted cash		$16	$33	$140	$189

		March 31, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,044	$—	$1,112	$2,156
U.S. government agencies	2	325	—	599	924
Non-U.S. government and agencies	2	658	—	394	1,052
Corporate debt	2	484	—	639	1,123
Total marketable securities classified as cash equivalents		2,511	—	2,744	5,255
Cash, time deposits, and money market funds		6,481	123	8,989	15,593
Total cash and cash equivalents		$8,992	$123	$11,733	$20,848

Marketable securities
U.S. government	1	$2,769	$—	$241	$3,010
U.S. government agencies	2	1,940	—	40	1,980
Non-U.S. government and agencies	2	4,219	—	803	5,022
Corporate debt	2	5,375	—	556	5,931
Equities (a)	1	478	—	—	478
Other marketable securities	2	255	—	206	461
Total marketable securities		$15,036	$—	$1,846	$16,882

Restricted cash		$6	$44	$121	$171
__________
(a) Net unrealized gains/losses on equities were a $25 million gain and a $54 million gain at December 31, 2018 and March 31, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities were as follows (in millions):

	December 31, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,933	$5	$(10)	$2,928	$1,714	$1,214	$—
U.S. government agencies	1,920	—	(18)	1,902	797	1,087	18
Non-U.S. government and agencies	3,841	4	(37)	3,808	194	3,614	—
Corporate debt	4,010	3	(33)	3,980	1,148	2,830	2
Other marketable securities	207	—	—	207	1	134	72
Total	$12,911	$12	$(98)	$12,825	$3,854	$8,879	$92

	March 31, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,914	$7	$(5)	$2,916	$1,884	$1,027	$5
U.S. government agencies	1,972	1	(10)	1,963	1,106	851	6
Non-U.S. government and agencies	3,639	8	(17)	3,630	362	3,263	5
Corporate debt	5,154	21	(9)	5,166	2,199	2,964	3
Other marketable securities	212	1	—	213	1	135	77
Total	$13,891	$38	$(41)	$13,888	$5,552	$8,240	$96

Sales proceeds and gross realized gains/losses from the sale of AFS debt securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Automotive
Sales proceeds	$1,339	$1,142
Gross realized gains	—	2
Gross realized losses	6	5

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2018
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$199	$(1)	$1,637	$(9)	$1,836	$(10)
U.S. government agencies	193	(1)	1,596	(17)	1,789	(18)
Non-U.S. government and agencies	341	(1)	2,445	(36)	2,786	(37)
Corporate debt	1,816	(16)	856	(17)	2,672	(33)
Other marketable securities	125	—	—	—	125	—
Total	$2,674	$(19)	$6,534	$(79)	$9,208	$(98)

	March 31, 2019
	Less than 1 year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$324	$—	$685	$(5)	$1,009	$(5)
U.S. government agencies	90	—	1,524	(10)	1,614	(10)
Non-U.S. government and agencies	25	—	2,171	(17)	2,196	(17)
Corporate debt	233	(1)	1,110	(8)	1,343	(9)
Other marketable securities	22	—	48	—	70	—
Total	$694	$(1)	$5,538	$(40)	$6,232	$(41)

During the first quarter of 2018 and 2019, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows were as follows (in millions):

	December 31, 2018	March 31, 2019
Cash and cash equivalents	$16,718	$20,848
Restricted cash (a)	189	171
Total cash, cash equivalents, and restricted cash	$16,907	$21,019
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Other Securities

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $250 million and $233 million at December 31, 2018 and March 31, 2019, respectively. In the first quarter of 2019, there there were no material adjustments to the fair values of these investments held at March 31, 2019.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed. Finance receivables, net were as follows (in millions):

	December 31, 2018	March 31, 2019
Consumer
Retail installment contracts, gross	$70,874	$69,258
Finance leases, gross	8,748	9,011
Retail financing, gross	79,622	78,269
Unearned interest supplements	(3,508)	(3,478)
Consumer finance receivables	76,114	74,791
Non-Consumer
Dealer financing	34,372	35,498
Non-Consumer finance receivables	34,372	35,498
Total recorded investment	$110,486	$110,289

Recorded investment in finance receivables	$110,486	$110,289
Allowance for credit losses	(589)	(513)
Finance receivables, net	$109,897	$109,776

Current portion	$54,353	$55,444
Non-current portion	55,544	54,332
Finance receivables, net	$109,897	$109,776

Net finance receivables subject to fair value (a)	$101,471	$101,122
Fair value (b)	100,877	100,823
__________

(a)
Net finance receivables subject to fair value exclude finance leases. Previously, certain consumer financing products in Europe were classified as retail installment contracts. We now classify these products as finance leases. Comparative information has been revised to reflect this change.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Ford Credit offers finance leases to individuals, leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases was $95 million and $92 million for the periods ended March 31, 2018 and 2019, respectively, and is included in Ford Credit revenues on the consolidated income statement.

The amounts contractually due on Ford Credit’s finance lease receivables were as follows (in millions):

March 31, 2019
Within one year	$2,064
After one year and within two years	1,955
After two years and within three years	1,646
After three years and within four years	691
After four years and within five years	124
After five years	2
Total future cash payments	6,482
Less: Present value discount	(315)
Finance lease receivables	$6,167

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net is as follows (in millions):

March 31, 2019
Finance lease receivables	$6,167
Unguaranteed residual assets	2,713
Initial direct costs	131
Finance leases, gross	9,011
Unearned interest supplements from Ford and affiliated companies	(340)
Allowance for credit losses	(17)
Finance leases, net	$8,654

At December 31, 2018 and March 31, 2019, accrued uncollected interest was $264 million and $274 million, respectively, which is reported in Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2018 and March 31, 2019, were consumer receivables of $40.7 billion and $43.2 billion, respectively, and non-consumer receivables of $25.7 billion and $26.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Aging

For all finance receivables, Ford Credit defines “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At March 31, 2019, there were no balances greater than 90 days past due that are still accruing interest.

The aging analysis of Ford Credit’s finance receivables balances was as follows (in millions):

	December 31, 2018	March 31, 2019
Consumer
31-60 days past due	$859	$563
61-90 days past due	123	82
91-120 days past due	39	34
Greater than 120 days past due	39	40
Total past due	1,060	719
Current	75,054	74,072
Consumer finance receivables	76,114	74,791
Non-Consumer
Total past due	76	81
Current	34,296	35,417
Non-Consumer finance receivables	34,372	35,498
Total recorded investment	$110,486	$110,289

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables was as follows (in millions):

	December 31, 2018	March 31, 2019
Dealer Financing
Group I	$27,032	$28,097
Group II	5,635	5,744
Group III	1,576	1,533
Group IV	129	124
Total recorded investment	$34,372	$35,498

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and March 31, 2019 was $370 million and $359 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and March 31, 2019 was $129 million and $124 million, or 0.4% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2018
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597
Charge-offs	(131)	(2)	(133)
Recoveries	39	1	40
Provision for credit losses	92	2	94
Other	2	—	2
Ending balance	$584	$16	$600

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$15	$578
Specific impairment allowance	21	1	22
Ending balance	584	16	600

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	$75,846	$36,067	$111,913
Specifically evaluated for impairment	380	108	488
Recorded investment	76,226	36,175	112,401

Ending balance, net of allowance for credit losses	$75,642	$36,159	$111,801

	First Quarter 2019
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(137)	(17)	(154)
Recoveries	43	2	45
Provision for credit losses	24	9	33
Other	—	—	—
Ending balance	$496	$17	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$477	$16	$493
Specific impairment allowance	19	1	20
Ending balance	496	17	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	$74,432	$35,374	$109,806
Specifically evaluated for impairment	359	124	483
Recorded investment	74,791	35,498	110,289

Ending balance, net of allowance for credit losses	$74,295	$35,481	$109,776

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2018	March 31, 2019
Raw materials, work-in-process, and supplies	$4,536	$4,653
Finished products	6,684	7,680
Total inventories	$11,220	$12,333

NOTE 11. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with individuals, daily rental companies, government entities, and fleet customers. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

The net investment in operating leases was as follows (in millions):

	December 31, 2018	March 31, 2019
Automotive Segment
Vehicles, net of depreciation	$1,705	$1,656
Ford Credit Segment
Vehicles and other equipment, at cost (a)	33,557	33,551
Accumulated depreciation	(6,143)	(5,978)
Total Ford Credit Segment	27,414	27,573
Total	$29,119	$29,229
__________

(a)
Includes Ford Credit’s operating lease assets of $16.3 billion and $16 billion at December 31, 2018 and March 31, 2019, respectively, which have been included in certain lease securitization transactions. These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Ford Credit Segment

Included in Ford Credit revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on our operating leases at March 31, 2019 were as follows (in millions):

	Within one year	After one year and within two years	After two years and within three years	After three years and within four years	After four years and within five years	Total
Operating lease payments	$4,719	$2,924	$1,040	$80	$5	$8,768

NOTE 12. GOODWILL

The net carrying amount of goodwill was $264 million at both December 31, 2018 and March 31, 2019, and is reported in Other assets in the non-current section of our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	March 31, 2019
Current
Dealer and dealers’ customer allowances and claims	$11,369	$12,113
Deferred revenue	2,095	2,019
Employee benefit plans	1,755	1,590
Accrued interest	988	838
OPEB (a)	339	340
Pension (a)	204	201
Operating lease liabilities	—	335
Other	3,806	3,928
Total current other liabilities and deferred revenue	$20,556	$21,364
Non-current
Pension (a)	$9,423	$9,073
OPEB (a)	5,220	5,207
Dealer and dealers’ customer allowances and claims	2,497	2,251
Deferred revenue	3,985	4,104
Operating lease liabilities	—	1,025
Employee benefit plans	1,080	1,101
Other	1,383	1,455
Total non-current other liabilities and deferred revenue	$23,588	$24,216
__________

(a)
Balances at March 31, 2019 reflect pension and OPEB liabilities at December 31, 2018, updated (where applicable) for service and interest cost, expected return on assets, separation expense, interim remeasurement expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2018. Included in Other assets are pension assets of $3.3 billion and $3.6 billion at December 31, 2018 and March 31, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2018	2019	2018	2019	2018	2019
Service cost	$136	$114	$152	$129	$14	$11
Interest cost	367	409	176	176	49	53
Expected return on assets	(722)	(649)	(334)	(286)	—	—
Amortization of prior service costs/(credits)	36	22	6	8	(27)	(18)
Net remeasurement (gain)/loss	(26)	—	—	—	—	—
Separation programs/other	11	1	2	12	—	—
Settlements and curtailments	(15)	—	—	—	—	—
Net periodic benefit cost/(income)	$(213)	$(103)	$2	$39	$36	$46

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statement.

Pension Plan Contributions

During 2019, we expect to contribute about $650 million (most of which are mandatory contributions) from cash and cash equivalents to our worldwide funded pension plans and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $1 billion. In the first quarter of 2019, we contributed about $300 million (including $140 million in discretionary contributions in the United States) to our worldwide funded pension plans and made about $100 million of benefit payments to participants in unfunded plans.

NOTE 15. LEASE COMMITMENTS

We lease land, dealership facilities, offices, distribution centers, warehouses, and equipment under agreements with contractual periods ranging from less than one year to 40 years. Many of our leases contain one or more options to extend. In certain dealership lease agreements, we are the tenant and we sublease the site to a dealer. In the event the sublease is terminated, we have the option to terminate the head lease. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors.

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased (“right-of-use”) assets in finance lease arrangements are reported in Net property on our consolidated balance sheet. Otherwise, the leases are classified as operating leases and reported in Other assets in the non-current assets section of our consolidated balance sheet.

For the majority of our leases commencing after January 1, 2019, we do not separate the non-lease components (e.g., maintenance and operating services) from the lease components to which they relate. Instead, non-lease components are included in the measurement of the lease liabilities. However, we do separate lease and non-lease components for contracts containing a significant service component (e.g., energy performance contracts). We calculate the initial lease liability as the present value of fixed payments not yet paid and variable payments that are based on a market rate or an index (e.g., CPI), measured at commencement. The majority of our leases are discounted using our incremental borrowing rate because the rate implicit in the lease is not readily determinable. All other variable payments are expensed as incurred.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. LEASE COMMITMENTS (Continued)

Lease right-of-use assets and liabilities at March 31 were as follows (in millions):

March 31, 2019
Operating leases
Other assets, non-current	$1,321

Other liabilities and deferred revenue, current	$335
Other liabilities and deferred revenue, non-current	1,025
Total operating lease liabilities	$1,360

Finance leases
Property and equipment, gross	$230
Accumulated depreciation	(35)
Property and equipment, net	$195

Automotive debt payable within one year	$90
Automotive long-term debt	75
Total finance lease liabilities	$165

Minimum non-cancellable operating lease commitments at December 31, 2018 were as follows (in millions):

Operating Leases
2019	$363
2020	271
2021	193
2022	141
2023	106
Thereafter	437
Total	$1,511

The amounts contractually due on our lease liabilities as of March 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases (a)
Within one year	$376	$95
After one year and within two years	282	29
After two years and within three years	199	20
After three years and within four years	146	15
After four years and within five years	113	10
After five years	428	7
Total	1,544	176
Less: Present value discount	184	11
Total lease liabilities	$1,360	$165
__________
(a) Excludes approximately $400 million in future lease payments for a 20-year finance lease commencing in a future period.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. LEASE COMMITMENTS (Continued)

Supplemental cash flow information related to leases for the period ended March 31 was as follows (in millions):

First Quarter 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$106
Operating cash flows from finance leases	1
Financing cash flows from finance leases	8
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$80
Finance leases	16

The components of lease expense for the period ended March 31 were as follows (in millions):

First Quarter 2019
Operating lease expense	$110
Variable lease expense	19
Sublease income	(4)
Finance lease expense
Amortization of right-of-use assets	3
Interest on lease liabilities	1
Total lease expense	$129

The weighted average remaining lease term and weighted average discount rate at March 31 were as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.8
Finance leases	12.7
Weighted average discount rate
Operating leases	3.5%
Finance leases	3.5%

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2018	March 31, 2019
Debt payable within one year
Short-term	$614	$1,212
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,125	734
Unamortized (discount)/premium	(16)	(14)
Total debt payable within one year	2,314	2,523
Long-term debt payable after one year
Public unsecured debt securities	9,033	9,033
DOE ATVM Incentive Program	1,470	1,323
Other debt	1,026	1,018
Adjustments
Unamortized (discount)/premium	(224)	(216)
Unamortized issuance costs	(72)	(71)
Total long-term debt payable after one year	11,233	11,087
Total Automotive	$13,547	$13,610

Fair value of Automotive debt (a)	$13,319	$13,486

Ford Credit
Debt payable within one year
Short-term	$14,705	$14,626
Long-term payable within one year
Unsecured debt	14,373	13,814
Asset-backed debt	22,130	23,502
Adjustments
Unamortized (discount)/premium	2	1
Unamortized issuance costs	(16)	(19)
Fair value adjustments (b)	(15)	(29)
Total debt payable within one year	51,179	51,895
Long-term debt payable after one year
Unsecured debt	52,409	55,849
Asset-backed debt	36,844	35,306
Adjustments
Unamortized (discount)/premium	—	—
Unamortized issuance costs	(195)	(202)
Fair value adjustments (b)	(171)	102
Total long-term debt payable after one year	88,887	91,055
Total Ford Credit	$140,066	$142,950

Fair value of Ford Credit debt (a)	$138,809	$142,595

Other
Long-term debt payable within one year	$—	$130
Long-term debt payable after one year
Unsecured debt	604	474
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(1)	(1)
Total long-term debt payable after one year	600	470
Total Other	$600	$600

Fair value of Other debt	$697	$693
__________

(a)
The fair value of debt includes $458 million and $860 million of Automotive segment short-term debt and $13.8 billion and $13.6 billion of Ford Credit segment short-term debt at December 31, 2018 and March 31, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38 billion and $38.1 billion at December 31, 2018 and March 31, 2019, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges (a)	2018	2019
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts	$17	$54
Commodity contracts	—	(5)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	26	(20)
Fair value changes on hedging instruments	(339)	250
Fair value changes on hedged debt	329	(253)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (b)	(116)	(28)
Cross-currency interest rate swap contracts	(58)	(145)
Interest rate contracts	(17)	(27)
Commodity contracts	(46)	11
Total	$(204)	$(163)
__________

(a)
For the first quarter of 2018 and 2019, a $61 million gain and a $521 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency contracts; for first quarter 2019, an $11 million gain was reported in Other comprehensive income/(loss), net of tax related to commodity contracts.

(b)
For the first quarter of 2018 and 2019, a $104 million loss and a $22 million loss were reported in Cost of sales and a $12 million loss and a $6 million loss were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			March 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,972	$391	$110	$15,310	$183	$429
Commodity contracts	327	—	20	597	4	9
Fair value hedges
Interest rate contracts	22,989	158	208	23,894	217	143
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,695	202	99	22,171	221	129
Cross-currency interest rate swap contracts	5,235	232	157	6,331	146	216
Interest rate contracts	76,904	235	274	67,726	216	295
Commodity contracts	638	3	45	441	4	15
Total derivative financial instruments, gross (a) (b)	$142,760	$1,221	$913	$136,470	$991	$1,236

Current portion		$681	$601		$500	$868
Non-current portion		540	312		491	368
Total derivative financial instruments, gross		$1,221	$913		$991	$1,236
__________

(a)	At December 31, 2018 and March 31, 2019, we held collateral of $19 million and $26 million, and we posted collateral of $59 million and $63 million, respectively.

(b)
At December 31, 2018 and March 31, 2019, the fair value of assets and liabilities available for counterparty netting was $434 million and $529 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Automotive Segment

As announced, we are executing a global redesign of our business. Redesign-related activities, including employee separation costs, payments to dealers and suppliers, and other charges, are recorded in Cost of sales and Selling, administrative and other expenses. Below are actions we have initiated as part of the redesign.

South America. On February 15, 2019, Ford Motor Company Brasil Ltda. (“Ford Brazil”), our subsidiary in Brazil, committed to a plan to exit the commercial heavy truck business in South America.  As a result, Ford Brazil will cease production at the São Bernardo do Campo plant in Brazil during 2019.

Russia. On March 27, 2019, Ford Sollers Netherlands B.V. (“Ford Sollers”), a joint venture between Ford and Sollers PJSC (“Sollers”) in which Ford has control, announced its plan to restructure its business in Russia to focus exclusively on commercial vehicles and to exit the passenger car segment. As a result of these actions, Ford Sollers will cease production in 2019 at the Naberezhnye Chelny and St. Petersburg vehicle assembly plants and the Elabuga engine plant. As part of these restructuring actions, Ford plans to acquire a 100% ownership of Ford Sollers during the second quarter of 2019, and later in the year sell a 51% controlling interest in the restructured entity to Sollers.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitane Industries plant in Bordeaux, France, and in March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. Furthermore, we are reducing our global workforce and taking other restructuring actions.

The following table summarizes the redesign-related activities, which are recorded in Other liabilities and deferred revenue (in millions):

March 31, 2019
Beginning balance	$291
Changes in accruals (a)	267
Payments	(136)
Foreign currency translation	(8)
Ending balance	$414
__________
(a)    Excludes pension costs of $13 million.

We also recorded $251 million in accelerated depreciation and other non-cash charges. We estimate that we will incur total charges in 2019 that range between $3 billion and $3.5 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. REDEEMABLE NONCONTROLLING INTEREST

We formed the Ford Sollers joint venture with Sollers in October 2011 to operate in Russia. The value of the redeemable noncontrolling interest, reflecting redemption features embedded in the 50% equity interest in the joint venture that is held by Sollers, reported in the mezzanine section of our consolidated balance sheet at December 31, 2018 and March 31, 2019 was $100 million and $135 million, respectively. The $35 million increase is reported in Income/(Loss) attributable to noncontrolling interests on our consolidated income statement. The redeemable noncontrolling interest became exercisable beginning on January 1, 2019, and Sollers exercised its option in March 2019. Subject to satisfaction of certain conditions, we will purchase the noncontrolling interest from Sollers in the second quarter of 2019 for $135 million. See Note 18 for information concerning our plan to restructure the business in Russia.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Foreign currency translation
Beginning balance	$(4,277)	$(4,800)
Gains/(Losses) on foreign currency translation	244	271
Less: Tax/(Tax benefit)	(50)	28
Net gains/(losses) on foreign currency translation	294	243
(Gains)/Losses reclassified from AOCI to net income (a)	2	—
Other comprehensive income/(loss), net of tax	296	243
Ending balance	$(3,981)	$(4,557)

Marketable securities
Beginning balance	$(48)	$(59)
Gains/(Losses) on available for sale securities	(69)	80
Less: Tax/(Tax benefit)	(17)	19
Net gains/(losses) on available for sale securities	(52)	61
(Gains)/Losses reclassified from AOCI to net income	6	3
Less: Tax/(Tax benefit)	1	1
Net (gains)/losses reclassified from AOCI to net income	5	2
Other comprehensive income/(loss), net of tax	(47)	63
Ending balance	$(95)	$4

Derivative instruments
Beginning balance	$18	$201
Gains/(Losses) on derivative instruments	61	(510)
Less: Tax/(Tax benefit)	15	(102)
Net gains/(losses) on derivative instruments	46	(408)
(Gains)/Losses reclassified from AOCI to net income	(17)	(49)
Less: Tax/(Tax benefit)	(4)	(11)
Net (gains)/losses reclassified from AOCI to net income (b)	(13)	(38)
Other comprehensive income/(loss), net of tax	33	(446)
Ending balance	$51	$(245)

Pension and other postretirement benefits
Beginning balance	$(2,652)	$(2,708)
Amortization and recognition of prior service costs/(credits)	15	12
Less: Tax/(Tax benefit)	3	2
Net prior service costs/(credits) reclassified from AOCI to net income	12	10
Translation impact on non-U.S. plans	(4)	(5)
Other comprehensive income/(loss), net of tax	8	5
Ending balance	$(2,644)	$(2,703)

Total AOCI ending balance at March 31	$(6,669)	$(7,501)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $145 million. See Note 17 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2018	March 31, 2019
Maximum potential payments	$1,163	$1,115
Carrying value of recorded liabilities related to guarantees and limited indemnities	351	350

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $974 million as of March 31, 2019, included in the table above, represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $327 million as our best estimate of the amount we will have to pay under the guarantee.

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

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include, but are not limited, to matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for field service actions, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

We recognize the benefit from a recovery of the costs associated with our warranty and field service actions when specifics of the recovery have been agreed with our supplier and the amount of recovery is virtually certain. Recoveries are reported in Trade and other receivables and Other assets.

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2018	2019
Beginning balance	$5,296	$5,137
Payments made during the period	(963)	(1,074)
Changes in accrual related to warranties issued during the period	629	693
Changes in accrual related to pre-existing warranties	185	271
Foreign currency translation and other	9	7
Ending balance	$5,156	$5,034

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. SEGMENT INFORMATION

Below is a description of our reportable segments and other activities.

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. This segment includes revenues and costs related to our electrification vehicle programs. The segment includes the following regional business units:  North America, South America, Europe, Middle East & Africa, China, and Asia Pacific Operations.

Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). Autonomous vehicles includes self-driving systems development and vehicle integration, autonomous vehicle research and advanced engineering, autonomous vehicle transportation-as-a-service network development, user experience, and business strategy and business development teams. FSM designs and builds mobility products and subscription services on its own, and collaborates with service providers and technology companies.  In 2019, we began recording in the Mobility segment subscription related income previously reported in the Automotive segment.  This income is generated from services managed in our Mobility segment.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Quarter 2018
Revenues	$39,012	$4	$2,943	$—	$—	$—	$—		$41,959
Income/(loss) before income taxes	1,732	(102)	641	(86)	(289)	23	—		1,919
Equity in net income/(loss) of affiliated companies	218	—	6	—	—	—	—		224
Cash, cash equivalents, marketable securities, and restricted cash	27,597	50	12,621	—	—	—	—		40,268
Total assets	107,091	452	164,582	—	—	—	(4,895)	(a)	267,230

First Quarter 2019
Revenues	$37,239	$6	$3,097	$—	$—	$—	$—		$40,342
Income/(loss) before income taxes	2,009	(288)	801	(75)	(245)	(592)	—		1,610
Equity in net income/(loss) of affiliated companies	17	2	6	—	—	—	—		25
Cash, cash equivalents, marketable securities, and restricted cash	24,034	167	13,700	—	—	—	—		37,901
Total assets	102,113	949	164,409	—	—	—	(4,190)	(a)	263,281

__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

•
Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income Attributable to Ford) – Earnings before interest and taxes (EBIT) excludes interest on debt (excl. Ford Credit Debt), taxes, and pre-tax special items. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting. Pre-tax special items consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel and dealer-related costs stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.  When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Company Adjusted EBIT Margin (Most Comparable GAAP Measure: Company Net Income Margin) – Company adjusted EBIT margin is Company adjusted EBIT divided by Company revenue. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting.

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above), tax special items, and restructuring impacts in non-controlling interests. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Company

The chart below shows our first quarter 2019 net income attributable to Ford and Company adjusted EBIT by segment.

Company

1Q 2019 Results (Mils)

$2,009
$(288)
$801
$(75)
$2,447
$(245)
$(592)
$(464)
$1,146

B / (W)	Auto	Mobility	Ford Credit	Corporate Other	Company Adj. EBIT*	Interest On Debt	Special Items	Taxes / Non-Controlling	Net Income (GAAP)
1Q 2018	$277	$(186)	$160	$11	$262	$44	$(615)	$(281)	$ (590)
4Q 2018	878	(93)	138	67	990	50	587	(365)	1,262

* Net income of $1.1B and Company adj. EBIT of $2.4B driven by best results at Auto in seven quarters and highest quarterly EBT at Ford Credit since 2010
* Loss at Mobility due to planned investment increases for development of mobility services and autonomous vehicle business
* Special Items driven by Global Redesign, mainly Europe and South America
* Taxes / Non-Controlling Interests worse than prior year due mainly to non-repeat of favorable U.S. tax reform and other tax-planning actions

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Net income attributable to Ford and Company adjusted EBIT were driven by our Automotive and Ford Credit segments. In our Mobility segment, we incurred an increased EBIT loss as we invested more, as planned, to build out our capabilities with mobility services as we leverage the connectivity of our products while also progressing our developments in autonomy.
Ford Credit delivered a very strong EBT in the first quarter of 2019, and the highest in nearly nine years. All of Ford Credit’s metrics were healthy, including a continued focus on a lean, best-in-class operating cost structure. In the quarter, Ford Credit benefited from lower depreciation on vehicles in its lease portfolio and improvement in its credit loss reserves reflecting continued strength in consumer credit metrics.

Special item charges in the first quarter of 2019 were $592 million, with negative cash effects of about $100 million. The vast majority of the charges in the quarter were associated with the redesigns of Europe and South America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our first quarter 2019 key metrics for the Company, compared to a year ago.

Company

Key Metrics Summary

	FIRST QUARTER		
	2018	2019	H / (L)
Wholesales (000)	1,662	1,425	(14) %
Market Share (Pct)	6.5 %	5.9 %	(0.6) ppts
GAAP			
Revenue (Bils)	$ 42.0	$ 40.3	(4) %
Net Income (Bils)	1.7	1.1	$ (0.6)
Net Income Margin (Pct)	4.1 %	2.8 %	(1.3) ppts
EPS (Diluted)	$ 0.43	$ 0.29	$(0.14)
Cash Flows From Op. Activities (Bils)	3.5	3.5	-
Non-GAAP			
Company Adj. EBIT* (Bils)	$ 2.2	$ 2.4	$ 0.3
Company Adj. EBIT Margin* (Pct)	5.2 %	6.1 %	0.9 ppts
Adjusted EPS* (Diluted)	$ 0.43	$ 0.44	$ 0.01
Company Adj. Op. Cash Flow* (Bils)	3.0	1.9	(1.1)
Adjusted ROIC*	10.9 %	8.0 %	(2.9) ppts

* See “Non-GAAP Financial Measure Reconciliations” section for reconciliation to GAAP

Net income attributable to Ford in the first quarter of 2019 was $1.1 billion or $0.29 diluted earnings per share of Common and Class B stock, down $600 million or $0.14 per share from a year ago. Company adjusted EBIT for the first quarter of 2019 was $2.4 billion or $0.44 diluted adjusted earnings per share, up $300 million or $0.01 per share year over year.

Net income margin was 2.8% in the first quarter of 2019, down 1.3 percentage points from a year ago. Company adjusted EBIT margin was 6.1% in the first quarter of 2019, up 0.9 percentage points from a year ago.

Company adjusted EBIT improved year over year despite external headwinds of about $500 million versus a year ago. This includes lower industry volume; continued, though smaller, increases in commodity costs, including tariff-related effects; and adverse exchange. This $500 million impact is net of pricing actions that we took in South America to recover partially the region’s adverse inflationary and exchange effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The chart below shows our first quarter 2019 Automotive segment EBIT by region.

Automotive

1Q 2019 EBIT By Region (Mils)

$2,009
$2,205
$(196)
$57
$14
$19
$(158)
$(128)

	Automotive	North America	South America	Europe	Middle East & Africa	China	Asia Pacific Operations
B / (W)							
1Q 2018	$277	$270	$ (9)	$ (62)	$68	$ 22	$ (12)
4Q 2018	878	246	41	256	63	406	(134)

- Best quarterly EBIT in seven quarters at North America drove similar achievement for Automotive EBIT
- YoY improvement for Auto and North America driven by gains in F-Series, Transit and Ranger, as well as benefits from decision on traditional sedans
- Operations outside North America at an EBIT loss of $196M, about flat YoY and a $632M improvement from prior quarter; Europe, Asia Pacific Operations and Middle East & Africa profitable
- China YoY improvement against toughest quarterly comparison for the year

In the first quarter of 2019, our Automotive segment EBIT improved from a year ago. Although the combined loss in the business units outside North America was unchanged from a year ago, it represents a strong $632 million improvement from the fourth quarter of 2018. Within the Automotive segment, cost was flat year over year and Automotive EBIT margin was higher.

We saw progress in each of the three business units that drove the year-over-year decline in Company adjusted EBIT in 2018 – China, Europe, and North America.

In China, we incurred a loss of $128 million on lower volume. This was an improvement from the $150 million we lost a year ago, which was, by far, China’s best quarterly result in 2018. In the second through fourth quarters of 2018, our average quarterly loss was $465 million. The improvement from a year ago was driven by our consolidated operations, offset partially by lower JV equity net income. The main elements of the consolidated operations’ improvement were strong cost performance and favorable exchange, although we also saw favorable mix and achieved flat year-over-year pricing in a negative industry-pricing environment. The favorable currency effect essentially was a reversal of an equivalent adverse impact we incurred in China over the past several years. The lower JV equity net income was entirely due to lower volume. Importantly, we ended the quarter with dealer stocks in good shape and improving dealer profitability.

In Europe, we were profitable, but at a lower level than a year ago, more than explained by about $100 million of unfavorable exchange, most of which was a balance sheet effect. Within Europe’s results, we delivered strong EBIT and healthy returns for our growing commercial vehicle and truck business. This was partially offset by losses on passenger cars, although the latter continue to generate positive current-period operating cash flow.

In North America, we achieved our best EBIT since second quarter 2018 and an EBIT margin of 8.7%, both improved from a year ago. We achieved this through strong mix and higher net pricing, aided by structural costs that were slightly lower than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

From a product standpoint, North America’s EBIT improvement was driven by our F-Series despite new competitive challenges; Ranger, as it came to market; and Transit, America’s best-selling van. North America’s EBIT also benefited substantially from the decision to exit traditional passenger sedans. The strong financial performance of F-Series was matched by robust performance in the marketplace. In the first quarter of 2019 and in the face of new competitive entries, F-Series customer sales and average transaction prices held strong from a year ago, while share of segment increased. Our plan is to strengthen our position further with a new Super Duty launching later this year, a new F-150 coming in 2020, followed by a battery electric vehicle relatively soon thereafter.

In general, we measure year-over-year change in Automotive segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-period volume and mix and exchange:

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

▪	Pension and OPEB – consists primarily of past service pension costs and other postretirement employee benefit costs

•	Other – includes a variety of items, such as parts and services earnings, royalties, government incentives, and compensation-related changes. Other also includes:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts on the following pages provide first quarter 2019 key metrics and the change in first quarter 2019 EBIT compared with first quarter 2018 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, Middle East & Africa, China, and Asia Pacific Operations.

Automotive
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
Global SAAR (Mils)	95.3	94.3	(1) %
Market Share (Pct)	6.5 %	5.9 %	(0.6) ppts
Wholesales (000)	1,662	1,425	(14) %
Revenue (Bils)	$ 39.0	$ 37.2	(5) %
EBIT (Mils)	$ 1,732	$ 2,009	$ 277
EBIT Margin (Pct)	4.4 %	5.4 %	1.0 ppts

- Automotive top-line metrics lower YoY, bottom-line metrics improved – first YoY gain since 3Q 2017
- Global SAAR down 1% driven by Turkey and Argentina
- Global market share lower with declines in all regions except North America
- Lower volume driven by China JVs, discontinuation of Focus in North America, all-new Explorer production ramp up and Europe

Revealed the sleek and sporty all-new Ford Escape / Kuga for global markets

Automotive

1Q 2019 EBIT YoY Bridge (Mils)

Industry $(242)
Share (175)
Stocks (424)
Other Volume (146)
Mix 712
$1,732
$(275)
$1,057
$(50)
Commodities $(132)
Warranty (210)
Other Contribution Cost (17)
Structural Cost 309
Exchange $(224)
China JVs (179)
Other (52)
$(455)
$2,009
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$782

- Automotive EBIT of $2B up $0.3B YoY
- Favorable market factors offset in part by lower China JV net income and unfavorable exchange
- Cost about flat, with structural cost lower, supporting healthy operating leverage

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
SAAR (Mils)	21.6	21.2	(2) %
U.S.	17.6	17.4	(1) %
Market Share (Pct)	13.5 %	13.6 %	0.1 ppts
U.S.	14.3 %	14.4 %	0.1 ppts
Wholesales (000)	796	753	(5) %
Revenue (Bils)	$ 24.8	$ 25.4	2 %
EBIT (Mils)	$ 1,935	$ 2,205	$ 270
EBIT Margin (Pct)	7.8 %	8.7 %	0.9 ppts

- All North America key metrics improved except industry SAAR and wholesale volume, more than explained by discontinuation of Focus and all-new Explorer launch
- North America and U.S. SAAR down 2% and 1%, with U.S. retail down 4% and fleet up 9%
- Higher U.S. market share reflects performance of franchise strengths – truck and SUV – and Lincoln (new Nautilus), offset largely by Focus and all-new Explorer launch

Chicago Assembly Plant completed change over to support production of all-new Explorer and Aviator

North America

1Q 2019 EBIT YoY Bridge (Mils)

$1,935
$39
$679
$(237)
$(211)
$2,205
Industry $(154)
Share 70
Stocks (355)
Other Volume (102)
Mix 580
Commodities $ (80)
Warranty (264)
Other Contribution Cost 80
Structural Cost 27
Exchange $ (82)
Other (129)
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$718

- North America EBIT at $2.2B, up $270M YoY
- Favorable market factors drove YoY EBIT gain, with partial offsets from higher warranty cost related to changes in accrual rates and coverages, as well as unfavorable exchange (mainly euro and Canadian dollar)
- F-Series, Ranger and Transit, along with decision to exit traditional sedans, drove EBIT improvement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America

Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
SAAR (Mils)	4.6	4.4	(4) %
Brazil	2.5	2.8	12 %
Market Share (Pct)	8.8 %	7.7 %	(1.1) ppts
Brazil	9.4 %	8.3 %	(1.1) ppts
Wholesales (000)	86	68	(21) %
Revenue (Bils)	$ 1.3	$ 0.9	(30) %
EBIT (Mils)	$ (149)	$ (158)	$ (9)
EBIT Margin (Pct)	(11.2) %	(17.0) %	(5.8) ppts

- All South America metrics down YoY
- South America SAAR down 4%, with 12% gain in Brazil and decline of ~50% in Argentina
- Lower market share driven by phaseout of Fiesta and Focus
- Volume decline driven by lower Argentina industry, along with the lower market share
- Revenue down due to lower volume and weaker currencies

Launched updated EcoSport Titanium

PLL7A78

South America

1Q 2019 EBIT YoY Bridge (Mils)

$(149)
$(44)
$129
$(77)
$(17)
$(158)
Argentina Industry $(67)
Other 23
Commodities $(41)
Other Inflationary Cost (91)
Cost Performance 55
Exchange $(51)
Other 34
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$85

- South America EBIT loss of $158M about flat YoY
- Continued favorable cost performance more than offset by inflationary and adverse exchange effects and sharply lower Argentina industry
- São Bernardo plant closure announced. Plant shutdown expected near year end. Expect EBIT special items of about $460M, with $193M booked in the quarter. Anticipate about a 2-year payback from the action

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe
Key Metrics

	FIRST QUARTER 2018	2019	H / (L)
SAAR (Mils)	21.6	21.0	(3) %
Market Share (Pct)	7.6 %	7.2 %	(0.4) ppts
Wholesales* (000)	449	391	(13) %
Revenue (Bils)	$ 8.9	$ 7.6	(14) %
EBIT (Mils)	$ 119	$ 57	$ (62)
EBIT Margin (Pct)	1.3 %	0.7 %	(0.6) ppts

- All Europe key metrics unfavorable YoY, although business profitable in quarter and up $256M from prior quarter
- Industry SAAR decline driven by passenger vehicles; commercial vehicles up
- Market share decline driven by cars; commercial vehicle share higher; Ford No.1 commercial brand in the quarter
- Volume lower due mainly to lower industry in Turkey and market share decline in the U.K. and Italy, driven by a reduction in low-margin products

Transit 2-tonne all-electric expected to go into production in 2021

TRANSIT
ALL-ELECTRIC
CONCEPT

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 13,000 units in 1Q 2018 and 6,000 units in 1Q 2019). Revenue does not include these sales

Europe

1Q 2019 EBIT YoY Bridge (Mils)

Industry $ (29)
Share (136)
Stocks (31)
Other Volume (53)
Mix 21
Contribution Cost $(152)
Structural Cost 134
Exchange $(95)
Other 15
$119
$(228)
$264
$(18)
$(80)
$57
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$36

- Europe EBIT at $57M, down $62M YoY
- Decline driven by adverse balance sheet exchange due to weaker euro
- Cost about flat, aided by lower structural cost as a result of benefits from business redesign
- Within results, strong EBIT and healthy returns for growing commercial vehicles and truck business; offset in part by losses on passenger cars, which continue to generate positive current-period operating cash flow

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
SAAR (Mils)	3.8	3.8	- %
Market Share (Pct)	3.2 %	2.8 %	(0.4) ppts
Wholesales (000)	25	22	(12) %
Revenue (Bils)	$ 0.6	$ 0.6	(6) %
EBIT (Mils)	$ (54)	$ 14	$ 68
EBIT Margin (Pct)	(8.5) %	2.4 %	10.9 ppts

- Middle East & Africa top-line metrics down YoY; bottom-line metrics improved
- Middle East & Africa SAAR flat YoY, although up 5% in markets where we participate
- Market share lower in most major markets driven by the decision to remove low-margin products from the showroom lineup
- Revenue decline due to weaker currencies, primarily the rand

The world's largest Lincoln standalone facility opened in Dubai, as part of the growth strategy in the Middle East

LINCOLN
LINCOLN

Middle East & Africa
1Q 2019 EBIT YoY Bridge (Mils)

$(54)
$27
$(1)
$47
$(5)
$14
Industry $ 1
Share (12)
Stocks 13
Other Volume (5)
Mix 30
Commodities $ (4)
Other Contribution Cost 13
Structural Cost 38
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$26

- Middle East & Africa EBIT of $14M, up $68M YoY
- Driven by lower cost and favorable mix

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
SAAR (Mils)	26.6	26.7	- %
Market Share (Pct)	3.2 %	2.1 %	(1.1) ppts
Wholesales* (000)	222	115	(48) %
Revenue (Bils)	$ 1.2	$ 0.9	(31) %
EBIT (Mils)	$ (150)	$ (128)	$ 22
EBIT Margin (Pct)	(12.1) %	(14.9) %	(2.8) ppts
China Unconsolidated Affiliates			
Wholesales (000)	195	99	(49) %
Ford Equity Income (Mils)	$ 138	$ (41)	$ (179)
Net Income Margin (Pct)	8.9 %	(5.0) %	(13.9) ppts

- All China key metrics down YoY except EBIT
- China SAAR about flat
- Wholesale decline largely at JVs
- China JV equity net loss at $41M, a deterioration of $179M due to lower volume

The all-new Ford Territory SUV became Ford China's best-selling SUV in March

* Wholesales include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales

China

1Q 2019 EBIT YoY Bridge (Mils)

Consolidated Operations
$201
$97
$186
Industry $(20)
Share (33)
Stocks (63)
Other Volume (22)
Mix 53
Exchange $119
Other (22)
$(150)
$(85)
$3
$(179)
$(128)
Contribution Cost $ 25
Structural Cost 161
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
JVs
1Q 2019
Market Factors
$(82)

- China EBIT at a loss of $128M, improvement of $22M YoY
- Consolidated operations improved $201M driven by lower cost and favorable exchange, offset partially by lower volume; net pricing flat despite continued negative pricing on an industry level
- Lower JV net equity income due to lower volume, mainly lower market share and unfavorable stock changes
- Dealer inventories in good shape overall, near target levels

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Operations
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
SAAR (Mils)	16.7	16.9	1 %
Market Share (Pct)	1.8 %	1.7 %	(0.1) ppts
Wholesales (000)	84	76	(10) %
Revenue (Bils)	$ 2.1	$ 1.8	(13) %
EBIT (Mils)	$ 31	$ 19	$ (12)
EBIT Margin (Pct)	1.5 %	1.0 %	(0.5) ppts

- All Asia Pacific Operations key metrics down YoY except industry SAAR
- Higher Asia Pacific Operations SAAR driven by a 14% increase in ASEAN
- Lower revenue due mainly to volume decline, mainly lower market share in ASEAN, and weaker currencies

Ranger continues to lead Ford sales in APO, bolstered by the new off-road, high-performance Ranger Raptor

FORD

Asia Pacific Operations
1Q 2019 EBIT YoY Bridge (Mils)

Exchange $(87)
Other 28
$31
$16
$(18)
$49
$(59)
$19
1Q 2018
Volume / Mix
Net Pricing
Cost
Other
1Q 2019
Market Factors
$(2)

- Asia Pacific Operations EBIT of $19M, down $12M YoY
- EBIT decline driven by a weaker Australian dollar and stronger euro; offset partially by lower cost

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mobility Segment

Our Mobility segment primarily includes development costs related to our autonomous vehicles and our investment in mobility through Ford Smart Mobility LLC (“FSM”). Autonomous vehicles includes self-driving systems development and vehicle integration, autonomous vehicle research and advanced engineering, autonomous vehicle transportation-as-a-service network development, user experience, and business strategy and business development teams. FSM designs and builds mobility products and subscription services on its own, and collaborates with service providers and technology companies.  In 2019, we began recording in the Mobility segment subscription related income previously reported in the Automotive segment.  This income is generated from services managed in our Mobility segment.

The chart below shows the Mobility segment’s first quarter 2019 EBIT compared with first quarter 2018.

Mobility

1Q 2019 EBIT YoY Bridge (Mils)

$(102)
$(97)
$(89)
$(288)
1Q 2018
Ford Smart Mobility
Autonomous Vehicles
1Q 2019

- Mobility EBIT loss of $288M, driven by investment for mobility services and AV business development

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

◦	Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of Ford Credit’s average managed receivables by product and by country or region

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions

◦
As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Previously, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet. We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet.  We believe this change in accounting method is preferable as the characterization of these changes are better reflected as depreciation.  We have reclassified prior period amounts to reflect the above changes.  For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2018 Form 10-K Report

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. With the change in accounting method discussed above, accumulated depreciation now reflects early termination losses on operating leases due to customer default events, for all periods presented. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2018 Form 10-K Report

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

•	Securitization Cash (as shown on the Liquidity Sources chart) – Cash held for the benefit of the securitization investors (for example, a reserve fund)

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

The charts below provide first quarter 2019 key metrics and the change in first quarter 2019 EBT compared with first quarter 2018 by causal factor for the Ford Credit segment.

Ford Credit
Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
Net Receivables (Bils)	$ 148	$ 147	(1) %
Managed Receivables* (Bils)	$ 156	$ 155	- %
Loss-to-Receivables** (LTR)	61 bps	55 bps	(6) bps
Auction Values***	$ 17,510	$ 17,240	(2) %
Earnings Before Taxes (EBT) (Mils)	$ 641	$ 801	$ 160
ROE (Pct)	18 %	16 %	(2) ppt

Other Balance Sheet Metrics

	2018	2019	H / (L)
Debt (Bils)	$ 142	$ 143	1 %
Liquidity (Bils)	$ 28	$ 31	10 %
Financial Statement Leverage (to 1)	9.1	9.6	0.5
Managed Leverage* (to 1)	8.4	8.8	0.4

- Strong EBT up 25% YoY, the best quarterly result since 2010
- Receivables down slightly from a year ago in line with strategy to cap managed receivables at about $155B
- U.S. consumer credit metrics healthy, with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** U.S. retail only, previously included both retail and lease
*** U.S. 36-month off-lease first quarter auction values at 1Q 2019 mix

Ford Credit

1Q 2019 EBT YoY Bridge (Mils)

$641
$17
$(45)
$60
$126
$(22)
$24
$801
Change in Reserves $ 78
Charge-offs (18)
Supplemental Depreciation $ 257
Residual Losses (131)
1Q 2018
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
1Q 2019

- Ford Credit EBT at $801M, up $160M YoY
- Higher EBT reflects incremental benefit from:
  - Lower supplemental depreciation on vehicles in Ford Credit's lease portfolio
  - Lower credit loss reserves reflecting continued strength in consumer credit metrics

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Our first quarter 2019 Corporate Other results were a $75 million loss, compared with an $86 million loss a year ago. The lower loss compared with a year ago is more than explained by favorable mark-to-market adjustments to our marketable securities offset partially by higher corporate governance expenses.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. First quarter 2019 interest expense on Automotive and Other debt was $245 million, $44 million lower than a year ago, reflecting primarily lower foreign debt interest expense.

Special Items

In Note 22 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

Company

Special Items (Mils)

	FIRST QUARTER 2018	FIRST QUARTER 2019
Global Redesign		
South America São Bernardo closure	$ -	$ (193)
Other South America	(9)	(8)
Russia	-	(174)
Other Europe	-	(115)
Separations (not included above)	-	(24)
Subtotal Global Redesign	$ (9)	$ (514)
Other Items		
Focus cancellation	$ (9)	$ (67)
Chariot closure	-	(11)
Subtotal Other Items	$ (9)	$ (78)
Pension and OPEB Gain / (Loss)		
Other pension remeasurement	$ 26	$ -
Pension curtailment	15	-
Subtotal Pension and OPEB Gain / (Loss)	$ 41	$ -
Total EBIT Special Items	$ 23	$ (592)
Cash effect of Global Redesign (incl. separations)	$ (15)	$ (136)

Taxes

Our provision for income taxes for first quarter 2019 was $427 million, resulting in an effective tax rate of 26.5%. Our first quarter 2019 adjusted effective tax rate, which excludes special items, was 19.7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $37.9 billion.

We analyze our balance sheet on a “Company” basis which excludes Ford Credit. We consider our key balance sheet metrics to be: (i) Company cash, which includes cash equivalents, marketable securities, and restricted cash, excluding Ford Credit’s cash, cash equivalents, marketable securities, and restricted cash; and (ii) Company liquidity, which includes Company cash, less restricted cash, and total available committed credit lines.

Company excluding Ford Credit

Company
Balance Sheet (Bils)

Balance Sheet and Liquidity	2018 Dec 31	2019 Mar 31
Company Excluding Ford Credit		
Company Cash*	$ 23.1	$ 24.2
Liquidity	34.2	35.2
Debt	$ (14.1)	$ (14.2)
Cash Net of Debt	8.9	10.0
Pension Funded Status*		
Funded Plans	$ (0.3)	$ 0.2
Unfunded Plans	(6.0)	(5.8)
Total Global Pension	$ (6.3)	$ (5.6)
Total Funded Status OPEB	$ (5.6)	$ (5.5)

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

At March 31, 2019, we had Company cash of $24.2 billion, with 87% held by consolidated entities domiciled in the United States. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

In addition to our Company cash target, we also target to maintain a $10 billion available balance under our corporate credit facility, discussed below, for our Automotive business to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be at or above $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At March 31, 2019, we had $35.2 billion of Company liquidity. We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, and all other and timing differences. Non-operating items include: restructuring (including separation payments), other transactions with Ford Credit, acquisitions and divestitures, changes in Automotive and Other debt, contributions to funded pension plans, and shareholder distributions.

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

In the first quarter of 2019, the majority of our operating cash flow was generated by the Automotive segment. For 2019, we continue to expect improved Company adjusted operating cash flow versus 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Company cash excluding Ford Credit are summarized below:

Company
Cash Flow (Bils)

	FIRST QUARTER	
	2018	2019
Company Adjusted EBIT*	$ 2.2	$ 2.4
Excluding: Ford Credit EBT	(0.6)	(0.8)
Subtotal	$ 1.6	$ 1.6
Capital spending	$ (1.8)	$ (1.6)
Depreciation and tooling amortization	1.3	1.4
Net spending	$ (0.5)	$ (0.3)
Changes in working capital	1.1	0.5
Ford Credit distributions	1.0	0.7
All other and timing differences	(0.2)	(0.6)
Company adjusted operating cash flow*	$ 3.0	$ 1.9
Restructuring (incl. separations)	-	(0.1)
Other transactions with Ford Credit	(0.2)	0.2
Other, including acquisitions and divestitures	(0.3)	-
Non-Op cash flow excl. debt & distributions	$ (0.5)	$ 0.1
Changes in debt	(0.1)	-
Funded pension contributions	(0.1)	(0.3)
Shareholder distributions	(1.2)	(0.6)
Debt & distributions	$ (1.4)	$ (0.9)
Change in cash	$ 1.1	$ 1.1

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
Note: Numbers may not sum due to rounding

Capital spending was $1.6 billion in the first quarter of 2019. We continue to expect full year 2019 capital spending to be about the same as 2018. As we redesign our business, the ongoing amount of capital spending to support product development, growth, and infrastructure is expected to be about $7 billion annually through 2022.

First quarter 2019 working capital was about $500 million positive, more than explained by an increase in production payables.

First quarter 2019 all other and timing differences were about $600 million negative, reflecting primarily assorted timing differences, interest payments on Automotive and Other debt, and cash taxes.

Shareholder distributions were about $600 million in the first quarter of 2019. We expect full year distributions of $2.6 billion.

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at March 31, 2019 were $11.9 billion, consisting of $10.4 billion of our corporate credit facility and $1.5 billion of local credit facilities. At March 31, 2019, the utilized portion of the corporate credit facility was $27 million, representing amounts utilized for letters of credit. At March 31, 2019, the utilized portion of the local credit facilities was $858 million.

Our corporate credit facility was amended as of April 23, 2019 to extend the maturity dates by one year. Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2024 and 25% of the commitments maturing on April 30, 2022. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity. We would guarantee any borrowings by Ford Credit under the corporate credit facility.

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

Also on April 23, 2019, we closed on a $3.5 billion supplemental credit facility, further strengthening our liquidity and providing additional financial flexibility. Unlike our corporate credit facility, the supplemental facility is intended to be utilized and includes a $2 billion revolving facility maturing on April 30, 2022 and a $1.5 billion delayed draw term loan facility maturing on December 31, 2022. We expect to fully draw the term loan over the course of 2019; however, the impact of any draws will be leverage neutral after taking into consideration debt reduction actions we took late last year, including the repayment of about $1 billion of higher cost affiliate debt. The terms and conditions of the supplemental credit facility are consistent with our corporate credit facility. As of April 25, 2019, all $3.5 billion was available for use.

Debt. As shown in Note 16 of the Notes to the Financial Statements, at March 31, 2019, Company debt excluding Ford Credit was $14.2 billion, including Automotive debt of $13.6 billion. Both balances were about $60 million higher than at December 31, 2018.

Leverage. We manage Company debt (excluding Ford Credit) levels with a leverage framework to maintain investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of total company debt (excluding Ford Credit) adjusted to include unamortized discount/premium and issuance costs (excluding Ford Credit), operating lease minimum commitments, and net pension liabilities excluding prepaid assets, divided by Company adjusted EBIT, excluding Ford Credit EBT, and further adjusted to include depreciation and tooling amortization (excluding Ford Credit), operating lease expense, and certain pension costs. At March 31, 2019, our ratio of Company debt to net income attributable to Ford was 50.9:1, and our ratio of adjusted debt to EBITDA was 3.2:1.

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

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Ford Credit

Funding Structure – Managed Receivables*

(Bils)

	2017 Dec 31	2018 Dec 31	2019 Mar 31
Term Debt (incl. Bank Borrowings)	$ 75	$ 70	$ 73
Term Asset-Backed Securities	53	60	60
Commercial Paper	5	4	4
Ford Interest Advantage / Deposits	5	6	6
Other	9	10	10
Equity	16	15	15
Adjustments For Cash	(12)	(10)	(13)
Total Managed Receivables	$ 151	$ 155	$ 155
Securitized Funding as Pct of Managed Receivables	35%	39%	38%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Managed receivables of $155 billion as of March 31, 2019 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38%. Ford Credit targets a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and its global public term funding issuances through April 24, 2019, excluding short-term funding programs:

Ford Credit
Public Term Funding Plan* (Bils)

	2017 Actual	2018 Actual	2019 Forecast	Through Apr 24
Unsecured — Currency of issuance				
(USD Equivalent)				
USD	$ 10	$ 6	$ 9 - 11	$ 4
CAD	2	1	1 - 2	1
EUR / GBP	3	4	3 - 4	2
Other	1	1	1	-
Total unsecured	$ 16	$ 13	$ 14 - 18	$ 8
Securitizations	15	14	13 - 15	6
Total public	$ 32	$ 27	$ 27 - 32	$ 13

* See "Ford Credit Segment" section for definitions
Note: Numbers may not sum due to rounding

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to continue issuing its eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, Ford Credit now projects full-year public term funding in the range of $27 billion to $32 billion. Through April 24, 2019, Ford Credit has completed $13 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

Ford Credit

Liquidity Sources* (Bils)

	2018 Mar 31	2018 Dec 31	2019 Mar 31
Liquidity Sources			
Cash	$ 11.8	$ 10.2	$ 12.8
Committed ABS facilities	33.9	35.4	35.2
Other unsecured credit facilities	3.4	3.0	3.3
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 52.1	$ 51.6	$ 54.3
Utilization of Liquidity			
Securitization cash	$ (3.2)	$ (3.0)	$ (3.3)
Committed ABS facilities	(19.9)	(20.7)	(19.8)
Other unsecured credit facilities	(1.1)	(0.7)	(0.6)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (24.2)	$ (24.4)	$ (23.7)
Gross liquidity	$ 27.9	$ 27.2	$ 30.6
Adjustments	0.3	0.1	0.4
Net liquidity available for use	$ 28.2	$ 27.3	$ 31.0

* See "Ford Credit Segment" section for definitions

Ford Credit’s liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of about $25 billion.

At March 31, 2019, Ford Credit’s net liquidity available for use was $31 billion, $3.7 billion higher than year-end 2018.

Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. At March 31, 2019, Ford Credit’s liquidity sources including cash totaled $54.3 billion, up $2.7 billion from year-end 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Ford Credit
Leverage (Bils)

	2018 Mar 31	2018 Dec 31	2019 Mar 31
Leverage Calculation			
Total debt	$ 142.0	$ 140.1	$ 142.9
Adjustments for cash	(11.8)	(10.2)	(12.8)
Adjustments for derivative accounting*	0.3	0.2	(0.1)
Total adjusted debt	$ 130.5	$ 130.1	$ 130.0
Equity**	$ 15.7	$ 15.0	$ 14.9
Adjustments for derivative accounting*	(0.2)	(0.2)	(0.2)
Total adjusted equity	$ 15.5	$ 14.8	$ 14.7
Financial statement leverage (to 1) (GAAP)	9.1	9.4	9.6
Managed leverage (to 1) (Non-GAAP)	8.4	8.8	8.8

* Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At March 31, 2019, Ford Credit’s financial statement leverage was 9.6:1, and its managed leverage was 8.8:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of March 31, 2019, our total Company pension underfunded status reported on our balance sheet was $5.6 billion and reflects the net underfunded status at December 31, 2018, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2018, and the reported number does not reflect the impact from any change in interest rates or asset returns since year-end 2018.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to improve at year-end 2019 compared to the end of 2018.

Return on Invested Capital. We analyze total Company performance using an adjusted Return on Invested Capital (“ROIC”) financial metric based on an after-tax rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown:

Company

Adjusted ROIC (Bils)

	Four Quarters Ending	
	1Q 2018	1Q 2019
Adjusted Net Operating Profit After Cash Tax		
Net income attributable to Ford	$ 7.9	$ 3.1
Add: Non-controlling interest	-	-
Less: Income tax	0.1	(0.9)
Add: Cash tax	(0.7)	(0.7)
Less: Interest on debt	(1.2)	(1.2)
Less: Total pension / OPEB income / (cost)	0.7	(0.6)
Add: Pension / OPEB service costs	(1.2)	(1.1)
Net operating profit after cash tax	$ 6.5	$ 3.9
Less: Special items (excl. pension / OPEB) pre-tax	(0.5)	(1.2)
Adj. net operating profit after cash tax	$ 7.0	$ 5.1
Invested Capital		
Equity	$ 36.4	$ 36.4
Redeemable non-controlling interest	0.1	0.1
Debt (excl. Ford Credit)	16.4	14.2
Net pension and OPEB liability	12.4	11.1
Invested capital (end of period)	$ 65.4	$ 61.9
Average invested capital	$ 64.3	$ 63.4
ROIC*	10.0%	6.2%
Adjusted ROIC**	10.9%	8.0%

* Calculated as the sum of net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters

** Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CREDIT RATINGS

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission: DBRS, Fitch, Moody’s, and S&P.

In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies’ ratings of us are based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.

The following rating actions were taken by these NRSROs since the filing of our 2018 Form 10-K Report.

•	On March 8, 2019, DBRS revised the outlook to negative from stable for Ford and Ford Credit and affirmed their ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Negative	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	BBB	Stable	BBB	F2	Stable	BBB-
Moody’s	N/A	Baa3	Negative	Baa3	P-3	Negative	Baa3
S&P	BBB	BBB	Negative	BBB	A-2	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Based on our current assumptions, our Company guidance for 2019 includes the following:

Company

2019 Outlook

	2019*	Longer-Term Target
Revenue Growth	Improvement From 2018	> Global GDP
Adj. EBIT Margin		8%+
Adj. ROIC		High Teens+
Adj. Cash Conversion		65%+
Adj. Debt To EBITDA	Higher Than 2018	<2.5

* When we provide guidance we generally do not provide guidance for net income and metrics using net income in their calculation, as the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses

For 2019, we now expect year-over-year improvement in the key metrics as shown above, including our revenue growth to be greater than 2%, adjusted EBIT margin to be greater than 4.4%, adjusted ROIC to be greater than 7.1%, and adjusted cash conversion to be greater than 40%. We now expect adjusted debt to EBITDA to be higher than 3.2:1 by the end of the year.

We expect first quarter 2019 Company adjusted EBIT to be the strongest of the year due to seasonal factors and major product launches ahead. For the full year, we now expect Company adjusted EBIT to be higher than in 2018.

We continue to expect full-year 2019 Company adjusted operating cash flow to be stronger and Automotive EBIT to improve, driven by gains in China, Europe, and North America. For the full year, we expect to build on the first quarter outcome and deliver a considerable improvement in China’s profitability compared to 2018, although still a loss; to deliver a substantial improvement in Europe’s profitability compared to 2018, driven by favorable mix, higher net pricing, and lower cost; and North America’s EBIT and EBIT margin to improve from 2018.

For the full year, we expect a larger loss in Mobility as we increase our investment in mobility services and as our autonomous vehicle efforts move closer to commercialization with a bespoke product in late 2021.

We now expect EBT for the full year at Ford Credit to be about the same as 2018. This includes a continued expectation for auction values to decline on average over the year by about four percent, at constant mix.

We have identified a total of about $11 billion in potential EBIT charges for our Global Redesign actions, with negative cash effects of about $7 billion. In 2019, we expect to incur $3 billion to $3.5 billion of the EBIT charges, with negative cash effects of about $2.5 billion. We expect almost all of the EBIT charges to be treated as special items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following charts show our Non-GAAP financial measure reconciliations for: Adjusted EBIT, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, Adjusted Operating Cash Flow, Adjusted Debt to EBITDA, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Company

Net Income Reconciliation To Adjusted EBIT (Mils)

	1Q	
	2018	2019
Net income / (Loss) attributable to Ford (GAAP)	$ 1,736	$ 1,146
Income / (Loss) attributable to non-controlling interests	9	37
Net income / (Loss)	$ 1,745	$ 1,183
Less: (Provision for) / Benefit from income taxes	(174)	(427)
Income / (Loss) before income taxes	$ 1,919	$ 1,610
Less: Special items pre-tax	23	(592)
Income / (Loss) before special items pre-tax	$ 1,896	$ 2,202
Less: Interest on debt	(289)	(245)
Adjusted EBIT (Non-GAAP)	$ 2,185	$ 2,447
Memo:		
Revenue (Bils)	$ 42.0	$ 40.3
Net income margin (GAAP) (Pct)	4.1%	2.8%
Adjusted EBIT Margin (Pct)	5.2%	6.1%

Company

Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	1Q 2018	1Q 2019
Diluted After-Tax Results (Mils)		
Diluted after-tax results (GAAP)	$ 1,736	$ 1,146
Less: Impact of pre-tax and tax special items	19	(585)
Less: Non-controlling interests impact of Russia restructuring	-	(35)
Adjusted net income – diluted (Non-GAAP)	$ 1,717	$ 1,766
Basic and Diluted Shares (Mils)		
Basic shares (average shares outstanding)	3,974	3,973
Net dilutive options, unvested restricted stock units and restricted stock	23	24
Diluted shares	3,997	3,997
Earnings per share – diluted (GAAP)	$ 0.43	$ 0.29
Less: Net impact of adjustments	-	(0.15)
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.43	$ 0.44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company

Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	1Q 2019	Memo: FY 2018
Pre-Tax Results (Mils)		
Income / (Loss) before income taxes (GAAP)	$ 1,610	$ 4,345
Less: Impact of special items	(592)	(1,429)
Adjusted earnings before taxes (Non-GAAP)	$ 2,202	$ 5,774
Taxes (Mils)		
(Provision for) / Benefit from income taxes (GAAP)	$ (427)	$ (650)
Less: Impact of special items	7	(88)
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (434)	$ (562)
Tax Rate (Pct)		
Effective tax rate (GAAP)	26.5%	15.0%
Adjusted effective tax rate (Non-GAAP)	19.7%	9.7%

Company

Net Cash Provided By / (Used In) Operating Activities Reconciliation To Company Adjusted Operating Cash Flow (Mils)

	1Q 2018	1Q 2019
Net cash provided by / (used in) operating activities (GAAP)	$ 3,514	$ 3,544
Less: Items not included in Company Adjusted Operating Cash Flows		
Ford Credit operating cash flows	(315)	1,118
Funded pension contributions	(88)	(294)
Restructuring (including separations)	(16)	(146)
Other, net	53	(12)
Add: Items included in Company Adjusted Operating Cash Flows		
Automotive and Mobility capital spending	(1,769)	(1,620)
Ford Credit distributions	1,013	675
Settlement of derivatives	(161)	(26)
Company adjusted operating cash flow (Non-GAAP)	$ 2,963	$ 1,907

* Note: Numbers may not sum due to rounding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company

Adjusted Debt / EBITDA Reconciliation (Mils)

	Four Quarters Ending	
	1Q 2018	1Q 2019
Adjusted Debt		
Debt (excl. Ford Credit)	$ 16,421	$ 14,210
Add: Unamortized discount & issuance costs	373	301
Add: Operating lease adjustment	1,432	1,544
Add: Net pension liability excl. prepaid assets	10,212	9,274
Adjusted Debt	$ 28,438	$ 25,329
EBITDA		
Company adjusted EBIT	$ 9,303	$ 7,264
Less: Ford Credit EBT	2,470	2,787
Less: Equity in net income (loss) of affiliated companies	1,048	(105)
Add: Specials (non-pension)	(524)	(1,166)
Pension adjustment		
Interest cost	2,199	2,192
Expected return on assets	(4,152)	(4,061)
Amortization of prior year service costs	177	156
Separation programs / other	86	156
Settlements and curtailments (non-special)	(3)	(2)
Pension adjustment	(1,693)	(1,559)
Add: Depreciation and tooling amortization (excl. Ford Credit)	5,097	5,580
Add: Operating lease expense	533	539
Adjusted EBITDA	$ 9,198	$ 7,976
Total debt to net income attributable to Ford (GAAP)	20.1:1	50.9:1
Adjusted Debt to EBITDA (Non-GAAP)	3.1:1	3.2:1

Ford Credit

Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2017 Dec 31	2018 Mar 31	2018 Dec 31	2019 Mar 31
Ford Credit finance receivables, net (GAAP)*	$ 108.4	$ 111.8	$ 109.9	$ 109.8
Net investment in operating leases (GAAP)*	26.7	26.7	27.4	27.6
Consolidating adjustments**	7.6	9.2	8.9	9.5
Total net receivables	$ 142.7	$ 147.7	$ 146.3	$ 146.9
Ford Credit unearned interest supplements and residual support	6.1	6.2	6.8	6.8
Allowance for credit losses	0.6	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.1	1.2	1.2	1.1
Total managed receivables (Non-GAAP)	$ 150.5	$ 155.7	$ 154.9	$ 155.3

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2019
	First Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$37,239	$6	$—	$37,245	$3,097	$40,342
Total costs and expenses	35,673	333	779	36,785	2,355	39,140
Interest expense on Automotive debt	—	—	231	231	—	231
Interest expense on Other debt	—	—	14	14	—	14
Other income/(loss), net	426	37	112	575	53	628
Equity in net income of affiliated companies	17	2	—	19	6	25
Income/(loss) before income taxes	2,009	(288)	(912)	809	801	1,610
Provision for/(Benefit from) income taxes	382	(69)	(84)	229	198	427
Net income/(Loss)	1,627	(219)	(828)	580	603	1,183
Less: Income/(Loss) attributable to noncontrolling interests	37	—	—	37	—	37
Net income/(Loss) attributable to Ford Motor Company	$1,590	$(219)	$(828)	$543	$603	$1,146

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2019
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,115	$11,733	$—	$20,848
Marketable securities	15,036	1,846	—	16,882
Ford Credit finance receivables, net	—	55,444	—	55,444
Trade and other receivables, less allowances	3,837	8,179	—	12,016
Inventories	12,333	—	—	12,333
Other assets	2,499	1,173	—	3,672
Receivable from other segments	94	1,944	(2,038)	—
Total current assets	42,914	80,319	(2,038)	121,195

Ford Credit finance receivables, net	—	54,332	—	54,332
Net investment in operating leases	1,656	27,573	—	29,229
Net property	35,945	200	—	36,145
Equity in net assets of affiliated companies	2,487	118	—	2,605
Deferred income taxes	12,233	200	(2,117)	10,316
Other assets	7,822	1,637	—	9,459
Receivable from other segments	5	30	(35)	—
Total assets	$103,062	$164,409	$(4,190)	$263,281

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$22,197	$1,128	$—	$23,325
Other liabilities and deferred revenue	19,782	1,582	—	21,364
Automotive debt payable within one year	2,523	—	—	2,523
Ford Credit debt payable within one year	—	51,895	—	51,895
Other debt payable within one year	130	—	—	130
Payable to other segments	2,038	—	(2,038)	—
Total current liabilities	46,670	54,605	(2,038)	99,237

Other liabilities and deferred revenue	23,069	1,147	—	24,216
Automotive long-term debt	11,087	—	—	11,087
Ford Credit long-term debt	—	91,055	—	91,055
Other long-term debt	470	—	—	470
Deferred income taxes	84	2,680	(2,117)	647
Payable to other segments	35	—	(35)	—
Total liabilities	$81,415	$149,487	$(4,190)	$226,712

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2019
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net cash provided by/(used in) operating activities	$2,426	$1,118	$—	$3,544

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,620)	$(13)	$—	$(1,633)
Acquisitions of finance receivables and operating leases	—	(12,595)	—	(12,595)
Collections of finance receivables and operating leases	—	12,336	—	12,336
Purchases of marketable and other securities	(3,120)	(803)	—	(3,923)
Sales and maturities of marketable and other securities	4,167	274	—	4,441
Settlements of derivatives	(26)	12	—	(14)
Other	54	—	—	54
Investing activity (to)/from other segments	754	—	(754)	—
Net cash provided by/(used in) investing activities	$209	$(789)	$(754)	$(1,334)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(597)	$—	$—	$(597)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	616	(196)	—	420
Proceeds from issuance of long-term debt	—	15,411	—	15,411
Principal payments on long-term debt	(594)	(12,683)	—	(13,277)
Other	(46)	(38)	—	(84)
Financing activity to/(from) other segments	—	(754)	754	—
Net cash provided by/(used in) financing activities	$(621)	$1,740	$754	$1,873

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(9)	$38	$—	$29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Cost of sales and Selling, administrative, and other expenses for the first quarter of 2019 were $36.8 billion, a decrease of about $1.7 billion compared with the first quarter of 2018. The detail for the change is shown below (in billions):

2019 Lower/(Higher) 2018
First Quarter
Volume and mix, exchange, and other	$2.4
Contribution costs
Material excluding commodities	0.1
Commodities	(0.1)
Warranty	(0.2)
Freight	(0.1)
Structural costs	0.2
Special items	(0.6)
Total	$1.7

Equity. At March 31, 2019, total equity attributable to Ford was $36.4 billion, an increase of about $500 million compared with December 31, 2018. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$1.1
Shareholder distributions	(0.6)
Other comprehensive income	(0.1)
Other	0.1
Total	$0.5

U.S. Sales by Type. The following table shows first quarter 2019 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	278,898	323,553
SUVs	213,086	230,247
Cars	98,265	106,049
Total Vehicles	590,249	659,849

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2018 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2019, was a liability of $176 million, compared with an asset of $363 million as of December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.4 billion at March 31, 2019, compared with $2.5 billion at December 31, 2018.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2019, was a liability of $16 million, compared with a liability of $62 million at December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $102 million at March 31, 2019, compared with $90 million at December 31, 2018.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2019, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $7 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Bob Shanks, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the first quarter of 2019, we launched a new lease administration and accounting system to support our implementation of ASU 2016-02, Leases. We also began utilizing a new global profit reporting system for segment reporting and impairment testing.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

European Competition Law Matter (as previously reported on page 23 of our 2018 Form 10-K Report). As previously reported, on October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of about $50 million.  On March 8, 2019, FCE appealed the decision and the fine with the ultimate resolution of the matter potentially taking several years.

Emissions Certification (as previously reported on page 23 of our 2018 Form 10-K Report). As previously reported, the Company has become aware of a potential concern involving its U.S. emissions certification process. This matter currently focuses on issues relating to road load estimations, including analytical modeling and coastdown testing. The potential concern does not involve the use of defeat devices (see page 10 of our 2018 Form 10-K Report for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency and the California Air Resources Board on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice opened a criminal investigation into the matter. In addition, we have notified a number of other state and federal agencies. We are fully cooperating with all government agencies. Because this matter is still in the preliminary stages, we cannot predict the outcome, and we cannot provide assurance that it will not have a material adverse effect on us.

CONSUMER MATTERS

We provide warranties on the vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  We are a defendant in numerous actions in state and federal courts alleging damages based on state and federal consumer protection laws and breach of warranty obligations.  Remedies under these statutes may include repurchase, civil penalties, and plaintiff’s attorney fees.  In some cases, plaintiffs also include an allegation of fraud.

The cost of these matters is included in our warranty costs.  We accrue obligations for warranty costs at the time of sale using a patterned estimation model that includes historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year.  We reevaluate the adequacy of our accruals on a regular basis.

We are currently a defendant in a significant number of litigation matters relating to the performance of vehicles equipped with DPS6 transmissions.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Incentive Compensation Plan for 2019.	Filed with this Report.
Exhibit 10.2	Performance-Based Restricted Stock Unit Metrics for 2019.	Filed with this Report.
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated April 25, 2019, related to financial information	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Vice President and Controller
(principal accounting officer)

Date:	April 25, 2019