Form 10-Q
period 2019-06-30
FORD MOTOR CO
filed 2019-07-25
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________ to __________
Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware		38-0549190
(State of incorporation)		(I.R.S. Employer Identification No.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)

313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	F	New York Stock Exchange
6.200% Notes due June 1, 2059	FPRB	New York Stock Exchange

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

As of July 19, 2019, Ford had outstanding 3,918,991,225 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

75

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended June 30,
	2018	2019	2018	2019
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$35,905	$35,758	$74,917	$72,997
Ford Credit	3,009	3,089	5,952	6,186
Mobility	6	6	10	12
Total revenues (Note 3)	38,920	38,853	80,879	79,195

Costs and expenses
Cost of sales	33,194	33,657	68,947	67,599
Selling, administrative, and other expenses	2,778	2,725	5,525	5,568
Ford Credit interest, operating, and other expenses	2,362	2,381	4,700	4,736
Total costs and expenses	38,334	38,763	79,172	77,903

Interest expense on Automotive debt	287	230	562	461
Interest expense on Other debt	14	14	28	28

Other income/(loss), net (Note 4)	1,004	272	1,867	900
Equity in net income of affiliated companies	60	87	284	112
Income before income taxes	1,349	205	3,268	1,815
Provision for/(Benefit from) income taxes	280	55	454	482
Net income	1,069	150	2,814	1,333
Less: Income/(Loss) attributable to noncontrolling interests	3	2	12	39
Net income attributable to Ford Motor Company	$1,066	$148	$2,802	$1,294

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.27	$0.04	$0.70	$0.33
Diluted income	0.27	0.04	0.70	0.32

Weighted-average shares used in computation of earnings per share
Basic	3,977	3,984	3,976	3,979
Diluted	3,999	4,013	3,998	4,005

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2018	2019	2018	2019
	Second Quarter		First Half
	(unaudited)
Net income	$1,069	$150	$2,814	$1,333
Other comprehensive income/(loss), net of tax (Note 21)
Foreign currency translation	(595)	(127)	(300)	116
Marketable securities	(8)	59	(55)	122
Derivative instruments	52	117	85	(329)
Pension and other postretirement benefits	17	16	25	21
Total other comprehensive income/(loss), net of tax	(534)	65	(245)	(70)
Comprehensive income	535	215	2,569	1,263
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	2	12	39
Comprehensive income attributable to Ford Motor Company	$531	$213	$2,557	$1,224

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	June 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$16,718	$22,117
Marketable securities (Note 7)	17,233	15,931
Ford Credit finance receivables, net (Note 8)	54,353	53,756
Trade and other receivables, less allowances of $94 and $60	11,195	10,941
Inventories (Note 10)	11,220	12,437
Other assets	3,930	3,169
Total current assets	114,649	118,351

Ford Credit finance receivables, net (Note 8)	55,544	53,875
Net investment in operating leases (Note 11)	29,119	29,798
Net property	36,178	36,581
Equity in net assets of affiliated companies	2,709	2,637
Deferred income taxes	10,412	10,153
Other assets (Note 12 and Note 13)	7,929	10,789
Total assets	$256,540	$262,184

LIABILITIES
Payables	$21,520	$22,980
Other liabilities and deferred revenue (Note 14)	20,556	22,503
Automotive debt payable within one year (Note 17)	2,314	2,229
Ford Credit debt payable within one year (Note 17)	51,179	50,492
Other debt payable within one year (Note 17)	—	130
Total current liabilities	95,569	98,334
Other liabilities and deferred revenue (Note 14)	23,588	24,032
Automotive long-term debt (Note 17)	11,233	11,765
Ford Credit long-term debt (Note 17)	88,887	90,978
Other long-term debt (Note 17)	600	470
Deferred income taxes	597	469
Total liabilities	220,474	226,048

Redeemable noncontrolling interest (Note 20)	100	—

EQUITY
Common Stock, par value $.01 per share (4,011 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,006	22,111
Retained earnings	22,668	22,769
Accumulated other comprehensive income/(loss) (Note 21)	(7,366)	(7,436)
Treasury stock	(1,417)	(1,388)
Total equity attributable to Ford Motor Company	35,932	36,097
Equity attributable to noncontrolling interests	34	39
Total equity	35,966	36,136
Total liabilities and equity	$256,540	$262,184

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2018	June 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$3,719
Ford Credit finance receivables, net	58,662	58,118
Net investment in operating leases	16,332	13,986
Other assets	27	8
LIABILITIES
Other liabilities and deferred revenue	$24	$62
Debt	53,269	51,791

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2018	2019
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$8,486	$10,007

Cash flows from investing activities
Capital spending	(3,688)	(3,553)
Acquisitions of finance receivables and operating leases	(32,273)	(26,202)
Collections of finance receivables and operating leases	25,980	24,974
Purchases of marketable securities and other investments	(11,725)	(7,670)
Sales and maturities of marketable securities and other investments	12,756	8,540
Settlements of derivatives	109	83
Other	(181)	4
Net cash provided by/(used in) investing activities	(9,022)	(3,824)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,711)	(1,196)
Purchases of common stock	(89)	—
Net changes in short-term debt	(1,735)	71
Proceeds from issuance of long-term debt	28,135	26,233
Principal payments on long-term debt	(25,299)	(25,767)
Other	(93)	(149)
Net cash provided by/(used in) financing activities	(792)	(808)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(289)	24

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(1,617)	$5,399

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$18,638	$16,907
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,617)	5,399
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$17,021	$22,306

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 21)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	1,736	—	—	1,736	9	1,745
Other comprehensive income/(loss), net of tax	—	—	—	290	—	290	(1)	289
Common stock issued (including share-based compensation impacts)	—	(2)	—	—	—	(2)	—	(2)
Treasury stock/other	—	—	—	—	(89)	(89)	—	(89)
Cash dividends declared ($0.28 per share of Common and Class B Stock)	—	—	(1,113)	—	—	(1,113)	—	(1,113)
Balance at March 31, 2018	$41	$21,841	$22,529	$(6,669)	$(1,342)	$36,400	$36	$36,436
Net income	—	—	1,066	—	—	1,066	3	1,069
Other comprehensive income/(loss), net of tax	—	—	—	(535)	—	(535)	1	(534)
Common stock issued (including share-based compensation impacts)	—	112	—	—	—	112	—	112
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share of Common and Class B Stock)	—	—	(602)	—	—	(602)	(12)	(614)
Balance at June 30, 2018	$41	$21,953	$22,993	$(7,204)	$(1,342)	$36,441	$28	$36,469

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 21)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net of tax	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (including share-based compensation impacts)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared ($0.15 per share of Common and Class B Stock)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434
Adoption of accounting standards	—	—	—	—	—	—	—	—
Net income	—	—	148	—	—	148	2	150
Other comprehensive income/(loss), net of tax	—	—	—	65	—	65	—	65
Common stock issued (including share-based compensation impacts)	—	85	—	—	—	85	—	85
Treasury stock/other	—	—	—	—	6	6	1	7
Dividends and dividend equivalents declared ($0.15 per share of Common and Class B Stock)	—	—	(605)	—	—	(605)	—	(605)
Balance at June 30, 2019	$41	$22,111	$22,769	$(7,436)	$(1,388)	$36,097	$39	$36,136

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

Change in Accounting

As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on Ford Credit’s operating leases. Previously, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses within Net investment in operating leases. We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases. We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$34,569	$—	$—	$34,569
Used vehicles	655	—	—	655
Extended service contracts	328	—	—	328
Other revenue	210	6	58	274
Revenues from sales and services	35,762	6	58	35,826

Leasing income	143	—	1,443	1,586
Financing income	—	—	1,465	1,465
Insurance income	—	—	43	43
Total revenues	$35,905	$6	$3,009	$38,920

	Second Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$34,235	$—	$—	$34,235
Used vehicles	842	—	—	842
Extended service contracts	348	—	—	348
Other revenue	219	6	55	280
Revenues from sales and services	35,644	6	55	35,705

Leasing income	114	—	1,472	1,586
Financing income	—	—	1,521	1,521
Insurance income	—	—	41	41
Total revenues	$35,758	$6	$3,089	$38,853

	First Half 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$71,986	$—	$—	$71,986
Used vehicles	1,583	—	—	1,583
Extended service contracts	657	—	—	657
Other revenue	429	10	113	552
Revenues from sales and services	74,655	10	113	74,778

Leasing income	262	—	2,858	3,120
Financing income	—	—	2,897	2,897
Insurance income	—	—	84	84
Total revenues	$74,917	$10	$5,952	$80,879

	First Half 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$69,811	$—	$—	$69,811
Used vehicles	1,862	—	—	1,862
Extended service contracts	681	—	—	681
Other revenue	432	12	106	550
Revenues from sales and services	72,786	12	106	72,904

Leasing income	211	—	2,949	3,160
Financing income	—	—	3,049	3,049
Insurance income	—	—	82	82
Total revenues	$72,997	$12	$6,186	$79,195

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in marketing incentives and returns we offer to our customers and their customers. As a result of changes in our estimate of marketing incentives, we recorded a decrease related to revenue recognized in prior periods of $220 million and $350 million in the second quarter of 2018 and 2019, respectively.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). At December 31, 2017 and December 31, 2018, $3.8 billion and $4 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other liabilities and deferred revenue. We recognized $269 million and $285 million of the unearned amounts as revenue during the second quarter of 2018 and 2019, respectively, and $567 million and $590 million in the first half of 2018 and 2019, respectively. At June 30, 2019, the unearned amount was $4 billion. We expect to recognize approximately $600 million of the unearned amount in the remainder of 2019, $1.1 billion in 2020, and $2.3 billion thereafter.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $247 million and $258 million in deferred costs as of December 31, 2018 and June 30, 2019, respectively, and recognized $19 million and $20 million of amortization during the second quarter of 2018 and 2019, respectively, and $37 million and $39 million in the first half of 2018 and 2019, respectively.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Net periodic pension and other postretirement employee benefits (OPEB) income/(cost), excluding service cost	$429	$111	$906	$383
Investment-related interest income	167	207	313	410
Interest income/(expense) on income taxes	32	(1)	33	(21)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	217	(187)	212	(120)
Gains/(Losses) on changes in investments in affiliates	—	(1)	58	2
Gains/(Losses) on extinguishment of debt	—	(53)	—	(53)
Royalty income	129	108	272	192
Other	30	88	73	107
Total	$1,004	$272	$1,867	$900

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$1,066	$148	$2,802	$1,294
Diluted income	1,066	148	2,802	1,294

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,977	3,984	3,976	3,979
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	22	29	22	26
Diluted shares	3,999	4,013	3,998	4,005

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$220	$—	$139	$359
U.S. government agencies	2	496	—	25	521
Non-U.S. government and agencies	2	169	—	114	283
Corporate debt	2	174	—	884	1,058
Total marketable securities classified as cash equivalents		1,059	—	1,162	2,221
Cash, time deposits, and money market funds		5,999	53	8,445	14,497
Total cash and cash equivalents		$7,058	$53	$9,607	$16,718

Marketable securities
U.S. government	1	$3,014	$—	$289	$3,303
U.S. government agencies	2	1,953	—	65	2,018
Non-U.S. government and agencies	2	4,674	—	610	5,284
Corporate debt	2	5,614	—	198	5,812
Equities (a)	1	424	—	—	424
Other marketable securities	2	246	—	146	392
Total marketable securities		$15,925	$—	$1,308	$17,233

Restricted cash		$16	$33	$140	$189

		June 30, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,245	$—	$575	$1,820
U.S. government agencies	2	881	—	849	1,730
Non-U.S. government and agencies	2	1,199	—	875	2,074
Corporate debt	2	497	—	907	1,404
Total marketable securities classified as cash equivalents		3,822	—	3,206	7,028
Cash, time deposits, and money market funds		5,559	118	9,412	15,089
Total cash and cash equivalents		$9,381	$118	$12,618	$22,117

Marketable securities
U.S. government	1	$2,420	$—	$338	$2,758
U.S. government agencies	2	1,654	—	135	1,789
Non-U.S. government and agencies	2	4,145	—	1,349	5,494
Corporate debt	2	4,962	—	200	5,162
Equities (a)	1	277	—	—	277
Other marketable securities	2	226	—	225	451
Total marketable securities		$13,684	$—	$2,247	$15,931

Restricted cash		$41	$24	$124	$189

__________
(a) Net unrealized gains/losses on equities were a $25 million gain and a $147 million loss at December 31, 2018 and June 30, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities were as follows (in millions):

	December 31, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,933	$5	$(10)	$2,928	$1,714	$1,214	$—
U.S. government agencies	1,920	—	(18)	1,902	797	1,087	18
Non-U.S. government and agencies	3,841	4	(37)	3,808	194	3,614	—
Corporate debt	4,010	3	(33)	3,980	1,148	2,830	2
Other marketable securities	207	—	—	207	1	134	72
Total	$12,911	$12	$(98)	$12,825	$3,854	$8,879	$92

	June 30, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,360	$13	$—	$2,373	$1,423	$945	$5
U.S. government agencies	1,660	2	(3)	1,659	963	687	9
Non-U.S. government and agencies	3,736	19	(3)	3,752	882	2,865	5
Corporate debt	4,850	45	(1)	4,894	1,699	3,177	18
Other marketable securities	186	2	(1)	187	—	105	82
Total	$12,792	$81	$(8)	$12,865	$4,967	$7,779	$119

Sales proceeds and gross realized gains/losses from the sale of AFS debt securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Automotive
Sales proceeds	$1,507	$1,858	$2,846	$3,000
Gross realized gains	1	3	1	5
Gross realized losses	5	5	11	10

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2018
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$199	$(1)	$1,637	$(9)	$1,836	$(10)
U.S. government agencies	193	(1)	1,596	(17)	1,789	(18)
Non-U.S. government and agencies	341	(1)	2,445	(36)	2,786	(37)
Corporate debt	1,816	(16)	856	(17)	2,672	(33)
Other marketable securities	125	—	—	—	125	—
Total	$2,674	$(19)	$6,534	$(79)	$9,208	$(98)

	June 30, 2019
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$183	$—	$249	$—	$432	$—
U.S. government agencies	85	—	959	(3)	1,044	(3)
Non-U.S. government and agencies	27	—	1,076	(3)	1,103	(3)
Corporate debt	82	—	379	(1)	461	(1)
Other marketable securities	10	—	20	(1)	30	(1)
Total	$387	$—	$2,683	$(8)	$3,070	$(8)

During the first half of 2018 and 2019, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows were as follows (in millions):

	December 31, 2018	June 30, 2019
Cash and cash equivalents	$16,718	$22,117
Restricted cash (a)	189	189
Total cash, cash equivalents, and restricted cash	$16,907	$22,306
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed. Finance receivables, net were as follows (in millions):

	December 31, 2018	June 30, 2019
Consumer
Retail installment contracts, gross	$70,874	$68,737
Finance leases, gross	8,748	8,983
Retail financing, gross	79,622	77,720
Unearned interest supplements	(3,508)	(3,512)
Consumer finance receivables	76,114	74,208
Non-Consumer
Dealer financing	34,372	33,936
Non-Consumer finance receivables	34,372	33,936
Total recorded investment	$110,486	$108,144

Recorded investment in finance receivables	$110,486	$108,144
Allowance for credit losses	(589)	(513)
Finance receivables, net	$109,897	$107,631

Current portion	$54,353	$53,756
Non-current portion	55,544	53,875
Finance receivables, net	$109,897	$107,631

Net finance receivables subject to fair value (a)	$101,471	$99,010
Fair value (b)	100,877	99,142
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

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Ford Credit offers finance leases to individuals, leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases for the second quarter of 2018 and 2019 was $95 million and $97 million, respectively, and for the first half of 2018 and 2019 was $190 million and $189 million, respectively. Financing revenue from finance leases is included in Ford Credit revenues on the consolidated income statement.

The amounts contractually due on Ford Credit’s finance lease receivables were as follows (in millions):

June 30, 2019
Within one year	$2,075
After one year and within two years	2,005
After two years and within three years	1,599
After three years and within four years	708
After four years and within five years	120
After five years	2
Total future cash payments	6,509
Less: Present value discount	(313)
Finance lease receivables	$6,196

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net is as follows (in millions):

June 30, 2019
Finance lease receivables	$6,196
Unguaranteed residual assets	2,661
Initial direct costs	126
Finance leases, gross	8,983
Unearned interest supplements from Ford and affiliated companies	(345)
Allowance for credit losses	(17)
Finance leases, net	$8,621

At December 31, 2018 and June 30, 2019, accrued uncollected interest was $264 million and $262 million, respectively, which is reported in Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2018 and June 30, 2019, were consumer receivables of $40.7 billion and $39.3 billion, respectively, and non-consumer receivables of $25.7 billion and $25.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Aging

For all finance receivables, Ford Credit defines “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At June 30, 2019, there were no balances greater than 90 days past due that are still accruing interest.

The aging analysis of Ford Credit’s finance receivables balances was as follows (in millions):

	December 31, 2018	June 30, 2019
Consumer
31-60 days past due	$859	$662
61-90 days past due	123	103
91-120 days past due	39	31
Greater than 120 days past due	39	39
Total past due	1,060	835
Current	75,054	73,373
Consumer finance receivables	76,114	74,208
Non-Consumer
Total past due	76	70
Current	34,296	33,866
Non-Consumer finance receivables	34,372	33,936
Total recorded investment	$110,486	$108,144

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables was as follows (in millions):

	December 31, 2018	June 30, 2019
Dealer Financing
Group I	$27,032	$26,333
Group II	5,635	6,020
Group III	1,576	1,468
Group IV	129	115
Total recorded investment	$34,372	$33,936

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and June 30, 2019 was $370 million and $337 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and June 30, 2019 was $129 million and $115 million, or 0.4% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2018			First Half 2018
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$584	$16	$600	$582	$15	$597
Charge-offs	(123)	(1)	(124)	(254)	(3)	(257)
Recoveries	47	1	48	86	2	88
Provision for credit losses	72	(2)	70	164	—	164
Other	(7)	—	(7)	(5)	—	(5)
Ending balance	$573	$14	$587	$573	$14	$587

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$552	$13	$565
Specific impairment allowance				21	1	22
Ending balance				573	14	587

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$75,203	$32,615	$107,818
Specifically evaluated for impairment				378	96	474
Recorded investment				75,581	32,711	108,292

Ending balance, net of allowance for credit losses				$75,008	$32,697	$107,705

	Second Quarter 2019			First Half 2019
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(117)	—	(117)	(254)	(17)	(271)
Recoveries	45	6	51	88	8	96
Provision for credit losses	70	(7)	63	94	2	96
Other	2	1	3	2	1	3
Ending balance	$496	$17	$513	$496	$17	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$477	$16	$493
Specific impairment allowance				19	1	20
Ending balance				496	17	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$73,871	$33,821	$107,692
Specifically evaluated for impairment				337	115	452
Recorded investment				74,208	33,936	108,144

Ending balance, net of allowance for credit losses				$73,712	$33,919	$107,631

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2018	June 30, 2019
Raw materials, work-in-process, and supplies	$4,536	$4,619
Finished products	6,684	7,818
Total inventories	$11,220	$12,437

NOTE 11. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals, daily rental companies, government entities, and fleet customers. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned.

The net investment in operating leases was as follows (in millions):

	December 31, 2018	June 30, 2019
Automotive Segment
Vehicles, net of depreciation	$1,705	$2,107
Ford Credit Segment
Vehicles and other equipment, at cost (a)	33,557	33,583
Accumulated depreciation	(6,143)	(5,892)
Total Ford Credit Segment	27,414	27,691
Total	$29,119	$29,798
__________

(a)
Includes Ford Credit’s operating lease assets of $16.3 billion and $14 billion at December 31, 2018 and June 30, 2019, respectively, that have been included in securitization transactions. These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Ford Credit Segment

Included in Ford Credit revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on operating leases at June 30, 2019 were as follows (in millions):

	Within one year	After one year and within two years	After two years and within three years	After three years and within four years	After four years and within five years	Total
Operating lease payments	$4,746	$2,940	$1,029	$73	$5	$8,793

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INVESTMENTS

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $250 million and $727 million at December 31, 2018 and June 30, 2019, respectively. The increase from December 31, 2018 primarily reflects the $500 million investment in Rivian we made during the second quarter of 2019. In the first half of 2019, there were no material adjustments to the fair values of these investments held at June 30, 2019.

NOTE 13. GOODWILL

The net carrying amount of goodwill was $264 million and $265 million at December 31, 2018 and June 30, 2019, respectively, and is reported in Other assets in the non-current section of our consolidated balance sheet.

NOTE 14. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	June 30, 2019
Current
Dealer and dealers’ customer allowances and claims	$11,369	$11,989
Deferred revenue	2,095	2,732
Employee benefit plans	1,755	2,097
Accrued interest	988	1,046
OPEB (a)	339	342
Pension (a)	204	203
Operating lease liabilities	—	327
Other	3,806	3,767
Total current other liabilities and deferred revenue	$20,556	$22,503
Non-current
Pension (a)	$9,423	$9,061
OPEB (a)	5,220	5,224
Dealer and dealers’ customer allowances and claims	2,497	2,163
Deferred revenue	3,985	4,184
Operating lease liabilities	—	1,013
Employee benefit plans	1,080	1,125
Other	1,383	1,262
Total non-current other liabilities and deferred revenue	$23,588	$24,032
__________

(a)
Balances at June 30, 2019 reflect pension and OPEB liabilities at December 31, 2018, updated for service and interest cost, expected return on assets, settlement gain and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2018. Included in Other assets are pension assets of $3.3 billion and $3.6 billion at December 31, 2018 and June 30, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2018	2019	2018	2019	2018	2019
Service cost	$136	$114	$151	$127	$13	$11
Interest cost	366	409	173	173	49	52
Expected return on assets	(722)	(649)	(329)	(281)	—	—
Amortization of prior service costs/(credits)	35	21	7	9	(28)	(17)
Net remeasurement (gain)/loss	—	(10)	—	—	—	—
Separation programs/other	3	—	16	232	1	—
Settlements and curtailments	—	(50)	—	—	—	—
Net periodic benefit cost/(income)	$(182)	$(165)	$18	$260	$35	$46

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2018	2019	2018	2019	2018	2019
Service cost	$272	$228	$303	$256	$27	$22
Interest cost	733	818	349	349	98	105
Expected return on assets	(1,444)	(1,298)	(663)	(567)	—	—
Amortization of prior service costs/(credits)	71	43	13	17	(55)	(35)
Net remeasurement (gain)/loss	(26)	(10)	—	—	—	—
Separation programs/other	14	1	18	244	1	—
Settlements and curtailments	(15)	(50)	—	—	—	—
Net periodic benefit cost/(income)	$(395)	$(268)	$20	$299	$71	$92

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statement.

As part of our ongoing global redesign activities, we recognized additional pension expense of $232 million and $245 million in the second quarter and first half of 2019, respectively, related to separation programs.  In addition, in the second quarter, we recognized a settlement, which required a plan remeasurement at current discount rates, asset returns, and economic conditions.  This resulted in a remeasurement gain of $10 million and a settlement gain of $50 million.  Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2019, we expect to contribute about $650 million (most of which are mandatory contributions) from cash and cash equivalents to our worldwide funded pension plans and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $1 billion. In the first half of 2019, we contributed about $400 million (including $140 million in discretionary contributions in the United States) to our worldwide funded pension plans and made about $150 million of benefit payments to participants in unfunded plans.

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

Lease right-of-use assets and liabilities at June 30 were as follows (in millions):

June 30, 2019
Operating leases
Other assets, non-current	$1,299

Other liabilities and deferred revenue, current	$327
Other liabilities and deferred revenue, non-current	1,013
Total operating lease liabilities	$1,340

Finance leases
Property and equipment, gross	$234
Accumulated depreciation	(39)
Property and equipment, net	$195

Automotive debt payable within one year	$89
Automotive long-term debt	72
Total finance lease liabilities	$161

Minimum non-cancellable operating lease commitments at December 31, 2018 were as follows (in millions):

Operating Leases
2019	$363
2020	271
2021	193
2022	141
2023	106
Thereafter	437
Total	$1,511

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. LEASE COMMITMENTS (Continued)

The amounts contractually due on our lease liabilities as of June 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases (a)
Within one year	$367	$94
After one year and within two years	275	27
After two years and within three years	196	20
After three years and within four years	146	15
After four years and within five years	115	9
After five years	421	6
Total	1,520	171
Less: Present value discount	180	10
Total lease liabilities	$1,340	$161
__________
(a) Excludes approximately $400 million in future lease payments for a 20-year finance lease commencing in a future period.

Supplemental cash flow information related to leases for the period ended June 30 was as follows (in millions):

First Half 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$215
Operating cash flows from finance leases	3
Financing cash flows from finance leases	17
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$142
Finance leases	20

The components of lease expense for the period ended June 30 were as follows (in millions):

	Second Quarter 2019	First Half 2019
Operating lease expense	$110	$220
Variable lease expense	12	31
Sublease income	(4)	(8)
Finance lease expense
Amortization of right-of-use assets	4	7
Interest on lease liabilities	2	3
Total lease expense	$124	$253

The weighted average remaining lease term and weighted average discount rate at June 30 were as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.8
Finance leases	3.0
Weighted average discount rate
Operating leases	3.5%
Finance leases	3.5%

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2018	June 30, 2019
Debt payable within one year
Short-term	$614	$1,143
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,125	495
Unamortized (discount)/premium	(16)	—
Total debt payable within one year	2,314	2,229
Long-term debt payable after one year
Public unsecured debt securities (a)	9,033	9,783
DOE ATVM Incentive Program	1,470	1,175
Delayed draw term loan (b)	—	500
Other debt	1,026	568
Adjustments
Unamortized (discount)/premium	(224)	(167)
Unamortized issuance costs	(72)	(94)
Total long-term debt payable after one year	11,233	11,765
Total Automotive	$13,547	$13,994
Fair value of Automotive debt (c)	$13,319	$14,694
Ford Credit
Debt payable within one year
Short-term	$14,705	$14,301
Long-term payable within one year
Unsecured debt	14,373	13,387
Asset-backed debt	22,130	22,836
Adjustments
Unamortized (discount)/premium	2	1
Unamortized issuance costs	(16)	(18)
Fair value adjustments (d)	(15)	(15)
Total debt payable within one year	51,179	50,492
Long-term debt payable after one year
Unsecured debt	52,409	57,379
Asset-backed debt	36,844	33,248
Adjustments
Unamortized (discount)/premium	—	(1)
Unamortized issuance costs	(195)	(206)
Fair value adjustments (d)	(171)	558
Total long-term debt payable after one year	88,887	90,978
Total Ford Credit	$140,066	$141,470
Fair value of Ford Credit debt (c)	$138,809	$142,775
Other
Long-term debt payable within one year	$—	$130
Long-term debt payable after one year
Unsecured debt	604	474
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(1)	(1)
Total long-term debt payable after one year	600	470
Total Other	$600	$600
Fair value of Other debt	$697	$737
__________

(a)	Public unsecured debt securities increased by $750 million reflecting our unsecured debt (retail bond) issuance in the second quarter of 2019.

(b)	We drew $500 million under our delayed draw term loan facility in the second quarter of 2019.

(c)
The fair value of debt includes $458 million and $840 million of Automotive segment short-term debt and $13.8 billion and $13.3 billion of Ford Credit segment short-term debt at December 31, 2018 and June 30, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(d)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38 billion and $39.4 billion at December 31, 2018 and June 30, 2019, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges (a)	2018	2019	2018	2019
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts	$(12)	$44	$5	$98
Commodity contracts	—	(6)	—	(11)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(2)	(12)	24	(32)
Fair value changes on hedging instruments	(90)	474	(429)	724
Fair value changes on hedged debt	82	(463)	411	(716)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (b)	416	5	300	(23)
Cross-currency interest rate swap contracts	(125)	141	(183)	(4)
Interest rate contracts	(20)	(3)	(37)	(30)
Commodity contracts	8	(12)	(38)	(1)
Total	$257	$168	$53	$5
__________

(a)
For the second quarter and first half of 2018, a $60 million gain and a $121 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency contracts. For the second quarter and first half of 2019, a $205 million gain and a $316 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency contracts. For the second quarter and first half of 2019, a $37 million loss and $26 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to commodity contracts.

(b)
For the second quarter and first half of 2018, a $306 million gain and a $202 million gain were reported in Cost of sales and a $110 million gain and a $98 million gain were reported in Other income/(loss), net, respectively. For the second quarter and first half of 2019, a $35 million loss and a $57 million loss were reported in Cost of sales and a $40 million gain and $34 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			June 30, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,972	$391	$110	$13,376	$101	$151
Commodity contracts	327	—	20	583	—	36
Fair value hedges
Interest rate contracts	22,989	158	208	25,308	687	13
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,695	202	99	23,117	124	189
Cross-currency interest rate swap contracts	5,235	232	157	7,879	228	163
Interest rate contracts	76,904	235	274	63,877	255	270
Commodity contracts	638	3	45	386	1	16
Total derivative financial instruments, gross (a) (b)	$142,760	$1,221	$913	$134,526	$1,396	$838

Current portion		$681	$601		$290	$617
Non-current portion		540	312		1,106	221
Total derivative financial instruments, gross		$1,221	$913		$1,396	$838

__________

(a)	At December 31, 2018 and June 30, 2019, we held collateral of $19 million and $24 million, and we posted collateral of $59 million and $85 million, respectively.

(b)
At December 31, 2018 and June 30, 2019, the fair value of assets and liabilities available for counterparty netting was $434 million and $387 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Automotive Segment

As announced, we are executing a global redesign of our business. Redesign-related activities, including employee separation costs, payments to dealers and suppliers, and other charges, are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions we have initiated as part of the redesign.

Brazil. On February 15, 2019, Ford Motor Company Brasil Ltda. (“Ford Brazil”), our subsidiary in Brazil, committed to a plan to exit the commercial heavy truck business in South America.  As a result, Ford Brazil will cease production at the São Bernardo do Campo plant in Brazil during 2019.

Russia. On March 27, 2019, Ford Sollers Netherlands B.V. (“Ford Sollers”), a joint venture between Ford and Sollers PJSC (“Sollers”) in which Ford had control, announced its plan to restructure its business in Russia to focus exclusively on commercial vehicles and to exit the passenger car segment. As a result of these actions, Ford acquired a 100% ownership of Ford Sollers and ceased production at the Naberezhnye Chelny and St. Petersburg vehicle assembly plants and the Elabuga engine plant during the second quarter of 2019.

Subsequent to the completion of the restructuring actions, in July 2019, Ford sold a 51% controlling interest in the restructured entity to Sollers.

United Kingdom. On June 5, 2019, Ford Motor Company Limited (“Ford of Britain”), a subsidiary of Ford, announced its plan to exit the Ford Bridgend plant in South Wales in 2020.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France, and in March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. Furthermore, we are reducing our global workforce and taking other restructuring actions.

The following table summarizes the redesign-related activities, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter 2019	First Half 2019
Beginning balance	$414	$291
Changes in accruals (a)	741	1,008
Payments	(222)	(358)
Foreign currency translation	(4)	(12)
Ending balance	$929	$929
__________
(a)    Excludes pension costs of $182 million and $195 million in the second quarter and first half of 2019, respectively.

We also recorded $291 million and $542 million in second quarter and first half of 2019, respectively, for accelerated depreciation and other non-cash charges. We estimate that we will incur total charges in 2019 that range between $3 billion and $3.5 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. REDEEMABLE NONCONTROLLING INTEREST

We formed the Ford Sollers joint venture with Sollers in October 2011 to operate in Russia. The value of the redeemable noncontrolling interest, reflecting redemption features embedded in the 50% equity interest in the joint venture held by Sollers, reported in the mezzanine section of our consolidated balance sheet at December 31, 2018 was $100 million. The redeemable noncontrolling interest became exercisable beginning on January 1, 2019, and Sollers exercised its option in March 2019 for a value of $135 million. The $35 million increase in value from December 2018 was reported in Income/(Loss) attributable to noncontrolling interests on our consolidated income statement during the first quarter of 2019. We purchased the noncontrolling interest from Sollers in the second quarter of 2019 and derecognized the redeemable noncontrolling interest balance. See Note 19 for more information concerning the restructuring of our business in Russia.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Foreign currency translation
Beginning balance	$(3,981)	$(4,557)	$(4,277)	$(4,800)
Gains/(Losses) on foreign currency translation	(527)	(139)	(283)	132
Less: Tax/(Tax benefit)	69	(12)	19	16
Net gains/(losses) on foreign currency translation	(596)	(127)	(302)	116
(Gains)/Losses reclassified from AOCI to net income (a)	—	—	2	—
Other comprehensive income/(loss), net of tax	(596)	(127)	(300)	116
Ending balance	$(4,577)	$(4,684)	$(4,577)	$(4,684)

Marketable securities
Beginning balance	$(95)	$4	$(48)	$(59)
Gains/(Losses) on available for sale securities	(15)	74	(84)	154
Less: Tax/(Tax benefit)	(4)	17	(21)	36
Net gains/(losses) on available for sale securities	(11)	57	(63)	118
(Gains)/Losses reclassified from AOCI to net income	4	2	10	5
Less: Tax/(Tax benefit)	1	—	2	1
Net (gains)/losses reclassified from AOCI to net income	3	2	8	4
Other comprehensive income/(loss), net of tax	(8)	59	(55)	122
Ending balance	$(103)	$63	$(103)	$63

Derivative instruments
Beginning balance	$51	$(245)	$18	$201
Gains/(Losses) on derivative instruments	60	168	121	(342)
Less: Tax/(Tax benefit)	14	24	29	(78)
Net gains/(losses) on derivative instruments	46	144	92	(264)
(Gains)/Losses reclassified from AOCI to net income	12	(38)	(5)	(87)
Less: Tax/(Tax benefit)	6	(11)	2	(22)
Net (gains)/losses reclassified from AOCI to net income (b)	6	(27)	(7)	(65)
Other comprehensive income/(loss), net of tax	52	117	85	(329)
Ending balance	$103	$(128)	$103	$(128)

Pension and other postretirement benefits
Beginning balance	$(2,644)	$(2,703)	$(2,652)	$(2,708)
Amortization and recognition of prior service costs/(credits)	14	13	29	25
Less: Tax/(Tax benefit)	3	3	6	5
Net prior service costs/(credits) reclassified from AOCI to net income	11	10	23	20
Translation impact on non-U.S. plans	6	6	2	1
Other comprehensive income/(loss), net of tax	17	16	25	21
Ending balance	$(2,627)	$(2,687)	$(2,627)	$(2,687)

Total AOCI ending balance at June 30	$(7,204)	$(7,436)	$(7,204)	$(7,436)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $82 million. See Note 18 for additional information.

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

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2018	June 30, 2019
Maximum potential payments	$1,163	$1,043
Carrying value of recorded liabilities related to guarantees and limited indemnities	351	324

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $897 million as of June 30, 2019, included in the table above, represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $297 million as our best estimate of the amount we will have to pay under the guarantee.

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

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include, but are not limited to, matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for field service actions, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $700 million. In addition, we have a reasonably possible risk of loss for an emission matter. At this stage, we cannot estimate the risk of loss or predict the outcome, and cannot provide reasonable assurance that it will not have a material adverse effect on us.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2018	2019
Beginning balance	$5,296	$5,137
Payments made during the period	(1,911)	(2,192)
Changes in accrual related to warranties issued during the period	1,252	1,424
Changes in accrual related to pre-existing warranties	337	715
Foreign currency translation and other	(96)	23
Ending balance	$4,878	$5,107

Revisions to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. SEGMENT INFORMATION

Below is a description of our reportable segments and other activities.

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. This segment includes revenues and costs related to our electrification vehicle programs. The segment includes the following regional business units:  North America, South America, Europe, China, Asia Pacific Operations, and Middle East & Africa.

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

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. The underlying assets and liabilities associated with these activities remain with the respective Automotive and Mobility segments.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Automotive and Other debt. The underlying liability is reported in the Automotive segment and in Corporate Other.

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel expenses, dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Second Quarter 2018
Revenues	$35,905	$6	$3,009	$—	$—	$—	$—		$38,920
Income/(loss) before income taxes	1,157	(181)	645	71	(301)	(42)	—		1,349
Equity in net income/(loss) of affiliated companies	54	—	6	—	—	—	—		60
Cash, cash equivalents, marketable securities, and restricted cash	25,108	50	11,511	—	—	—	—		36,669
Total assets	103,306	470	158,604	—	—	—	(4,301)	(a)	258,079

Second Quarter 2019
Revenues	$35,758	$6	$3,089	$—	$—	$—	$—		$38,853
Income/(loss) before income taxes	1,373	(264)	831	(286)	(244)	(1,205)	—		205
Equity in net income/(loss) of affiliated companies	72	7	8	—	—	—	—		87
Cash, cash equivalents, marketable securities, and restricted cash	23,106	142	14,989	—	—	—	—		38,237
Total assets	102,641	1,153	163,141	—	—	—	(4,751)	(a)	262,184

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Half 2018
Revenues	$74,917	$10	$5,952	$—	$—	$—	$—		$80,879
Income/(loss) before income taxes	2,889	(283)	1,286	(15)	(590)	(19)	—		3,268
Equity in net income/(loss) of affiliated companies	272	—	12	—	—	—	—		284

First Half 2019
Revenues	$72,997	$12	$6,186	$—	$—	$—	$—		$79,195
Income/(loss) before income taxes	3,382	(552)	1,632	(361)	(489)	(1,797)	—		1,815
Equity in net income/(loss) of affiliated companies	89	9	14	—	—	—	—		112

__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

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

•
Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income Attributable to Ford) – Earnings before interest and taxes (EBIT) excludes interest on debt (excl. Ford Credit Debt), taxes and pre-tax special items. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting. Pre-tax special items consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel expenses, dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.  When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•
Company Adjusted EBIT Margin (Most Comparable GAAP Measure: Company Net Income Margin) – Company Adjusted EBIT margin is Company adjusted EBIT divided by Company revenue. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting.

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above), tax special items and restructuring impacts in non-controlling interests. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

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

•
Company Adjusted Free Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, separation payments, and other items that are considered operating cash outflows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted free cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Adjusted Free Cash Conversion (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities divided by Net Income Attributable to Ford) – Adjusted Free Cash Conversion is Company adjusted free cash flow divided by Company Adjusted EBIT.  This non-GAAP measure is useful to management and investors because it allows users to evaluate how much of Ford's Adjusted EBIT is converted into cash flow.

•
Adjusted ROIC – Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters. Adjusted Return on Invested Capital (“ROIC”) provides management and investors with useful information to evaluate the Company’s after-cash tax operating return on its invested capital for the period presented. Adjusted net operating profit after cash tax measures operating results less special items, interest on debt (excl. Ford Credit Debt), and certain pension/OPEB costs. Average invested capital is the sum of average balance sheet equity, debt (excl. Ford Credit Debt), and net pension/OPEB liability. When we provide guidance for adjusted ROIC, we do not provide guidance on an unadjusted ROIC basis because it will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Company

The chart below shows our second quarter 2019 net income attributable to Ford and Company adjusted EBIT by segment.

Company
2Q 2019 Results ($M)

$1,373
$(264)
$831
$(286)
$1,654
$(244)
$(1,205)
$(57)
$148
Auto
Mobility
Ford Credit
Corporate Other
Company Adj. EBIT*
Interest On Debt
Special Items
Taxes / Non-Controlling Interests
Net Income (GAAP)

B / (W)	Auto	Mobility	Ford Credit	Corporate Other	Company Adj. EBIT*	Interest On Debt	Special Items	Taxes / Non-Controlling Interests	Net Income (GAAP)
2Q 2018	$ 216	$(83)	$186	$(357)	$ (38)	$57	$(1,163)	$226	$(918)
1Q 2019	(635)	24	30	(212)	(792)	-	(613)	407	(999)

- Net income of $148M, down $0.9B YoY due to $1.2B of special item charges
- Company adj. EBIT driven by another strong quarter of Auto and Credit performance
- Auto grew 19% YoY; sequential EBIT decline driven by volume impact of all-new Explorer launch
- Credit grew 29% YoY
- Continued strategic investment in future Mobility
- Corporate Other includes the $0.2B mark-to-market loss on Pivotal investment
- Significant Special Items reflect restructuring costs in Europe and South America

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

In the second quarter of 2019, net income attributable to Ford was $148 million, down $0.9 billion from a year ago due to $1.2 billion of special item charges, the vast majority of which were associated with the redesigns of Europe and South America. The cash effect of the special item charges was $0.2 billion in the second quarter.

Company adjusted EBIT of $1.7 billion in the second quarter of 2019 was driven by our Automotive and Ford Credit segments.

In our Mobility segment, our strategic investments increased by 46 percent year over year as we continue to build-out our capabilities including mobility services, connectivity, and autonomy.

Ford Credit posted a 29 percent increase in EBT from a year ago. Favorable loss metrics reflected healthy consumer credit conditions, and, year to date, auction values for off-lease vehicles performed slightly better than expectations. We now believe full year 2019 auction values will be down by about 3 percent on average year over year, at constant mix. Receivables were flat year over year, and managed receivables remain below Ford Credit’s target of $155 billion.

Corporate Other expense of $286 million included a mark-to-market loss of $181 million for our investment in Pivotal Software.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our second quarter and year-to-date 2019 key metrics for the Company, compared to a year ago.

Company
Key Metrics Summary

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
Market Share (%)	6.7 %	6.2 %	(0.5) ppts	6.6 %	6.1 %	(0.5) ppts
Wholesale Units (000)	1,493	1,364	(9) %	3,155	2,789	(12) %
GAAP						
Cash Flows From Op. Activities ($B)	$ 5.0	$ 6.5	$ 1.5	$ 8.5	$ 10.0	$ 1.5
Revenue ($B)	38.9	38.9	- %	80.9	79.2	(2) %
Net Income ($B)	1.1	0.1	$ (0.9)	2.8	1.3	$ (1.5)
Net Income Margin (%)	2.7 %	0.4 %	(2.4) ppts	3.5 %	1.6 %	(1.8) ppts
EPS (Diluted)	$ 0.27	$ 0.04	$(0.23)	$ 0.70	$ 0.32	$(0.38)
Non-GAAP						
Company Adj. Free Cash Flow* ($B)	$ (1.8)	$ 0.2	$ 2.0	$ 1.2	$ 2.1	$ 0.9
Company Adj. EBIT* ($B)	1.7	1.7	-	3.9	4.1	0.2
Company Adj. EBIT Margin* (%)	4.3 %	4.3 %	- ppts	4.8 %	5.2 %	0.4 ppts
Adjusted EPS* (Diluted)	$ 0.27	$ 0.28	$ 0.01	$ 0.70	$ 0.72	$ 0.02
Adjusted ROIC* (Trailing Four Qtrs)	8.7 %	8.5 %	(0.2) ppts			

* See “Non-GAAP Financial Measure Reconciliations” section for reconciliation to GAAP

In the second quarter of 2019, our diluted earnings per share of Common and Class B stock was $0.04 and our diluted adjusted earnings per share was $0.28.

Net income margin was 0.4 percent in the second quarter of 2019, down 2.3 percentage points from a year ago. Company adjusted EBIT margin was 4.3 percent in the second quarter of 2019, flat compared with a year ago.

In the second quarter of 2019, wholesales declined 9 percent year over year, driven by China, lower industry, and launch-related volume impact in North America, as we ramped up Explorer and Police Interceptor. Although wholesales were down, revenue was flat, as strong mix and pricing were offset by lower volumes and adverse exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows the change in second quarter 2019 revenue compared with second quarter 2018.

Company

2Q 2019 Revenue YoY Bridge ($B)

$38.9
$0.1
$0.9
$0.3
$(1.3)
$38.9
2Q 2018
Volume / Mix
Pricing
Other
Exchange
2Q 2019

In the second quarter of 2019, revenue was $39 billion, the same as a year ago. Pricing was positive in all regions, led by North America’s strength in trucks and utilities. Adverse exchange of $1.3 billion was primarily driven by Europe and South America.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The chart below shows our second quarter 2019 Automotive segment EBIT by region.

Automotive
2Q 2019 EBIT By Region ($M)

$1,373
$1,696
$(322)
$(205)
$53
$(155)
$30
$(45)
Automotive
North America
South America
Europe
China
Asia Pacific Operations
Middle East & Africa

B / (W)	Automotive	North America	South America	Europe	China	Asia Pacific Operations	Middle East & Africa
2Q 2018	$ 216	$ (57)	$(27)	$126	$328	$(59)	$(94)
1Q 2019	(635)	(509)	(47)	(3)	(27)	11	(60)

- Auto EBIT of $1.4B was driven by North America which earned $1.7B
- Operations outside North America improved 46% YoY, driven by progress in China and Europe

In the second quarter of 2019, our Automotive segment posted its second consecutive quarter of EBIT growth. EBIT grew 19 percent from a year ago (up from 16 percent last quarter), and Automotive EBIT margin expanded by 60 basis points. These results were supported by strong mix in North America, reflecting our franchise strengths, and strong pricing in every region. In North America, EBIT declined 3 percent driven by the changeover of Explorer, Interceptor, and the introduction of Lincoln’s all-new Aviator, as well as higher warranty costs.

In North America, second quarter 2019 EBIT was down from a year ago and EBIT margin contracted by 30 basis points to 7.1 percent. The region continued to deliver strong mix and net pricing, supported by F-Series, as well our decision to exit traditional sedans. This favorability was more than offset by launch-related declines in volume and higher warranty. In the quarter, wholesales for Explorer and Interceptor were down by 72,000 units year over year, which led to the 7 percent overall decline in wholesales in North America.

In the United States, sales of total pickups accelerated in the second quarter of 2019, marking our best overall pickup sales performance since 2004. F-Series continues to do well, maintaining market leadership with the lowest incentive spend of primary competitors and the highest transaction pricing. Ranger, which we launched at the end of 2018, more than doubled its volume from the first quarter of 2019 while also steadily increasing segment share to 14.2 percent.

Europe’s second quarter 2019 EBIT of $53 million was an improvement of $126 million year over year supported by our redesign actions. Favorable market factors, aided by flat structural costs excluding pension, drove the EBIT improvement. This was the first quarterly year-over-year improvement in EBIT for Europe in two years.

In China, second quarter 2019 consolidated revenue increased 48 percent from a year ago, driven by higher Lincoln volumes. EBIT loss narrowed to $155 million, a year-over-year improvement of $328 million, supported by favorable improvements from consolidated operations in volume, mix, and pricing, lower tariffs and structural costs, as well as favorable exchange. Our team has taken action to stabilize sales, with second quarter retail sales up 13 percent sequentially and reductions in inventory to improve dealer health.

In addition, China implemented initiatives ranging from enhancing capabilities with in-depth Chinese market experience to strengthening cooperation with joint venture partners.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts on the following pages provide second quarter and year-to-date 2019 key metrics and the change in second quarter 2019 EBIT compared with second quarter 2018 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China, Asia Pacific Operations, and Middle East & Africa.

Automotive
Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2018	2019	H / (L)	2018	2019	H / (L)
Global SAAR (M)	97.3	95.7	(2) %	96.3	94.9	(1) %
Market Share (%)	6.7 %	6.2 %	(0.5) ppts	6.6 %	6.1 %	(0.5) ppts
Wholesale Units (000)	1,493	1,364	(9) %	3,155	2,789	(12) %
Revenue ($B)	$ 35.9	$ 35.8	(0) %	$ 74.9	$ 73.0	(3) %
EBIT ($M)	$ 1,157	$ 1,373	$ 216	$ 2,889	$ 3,382	$ 493
EBIT Margin (%)	3.2 %	3.8 %	0.6 ppts	3.9 %	4.6 %	0.8 ppts

- 2Q EBIT grew 19% YoY driven by our franchise strengths and benefits of global redesign
- Reduction in volume driven by China, lower industry and launch-related volume impact of all-new Explorer

Limited-edition, track-only
Ford GT Mk II unleashes the next level
of Ford GT supercar performance

FORD

Automotive

2Q 2019 EBIT YoY Bridge ($M)

$1,157
$(23)
$855
$(367)
Commodities $ (83)
Warranty (188)
Other Contribution Cost (34)
Structural Cost (62)
$(249)
$1,373
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$832

- Automotive EBIT grew 19% YoY
- Favorable market factors included positive mix in North America reflecting our franchise strengths and strong pricing in every region
- Adverse exchange of $260M driven by the euro, Argentine peso and rand
- Structural cost improved $76M excluding past service pension / OPEB

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America
Key Metrics

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
SAAR (M)	21.4	21.2	(1) %	21.5	21.2	(1) %
U.S.	17.5	17.5	- %	17.6	17.5	(1) %
Market Share (%)	14.0 %	13.8 %	(0.2) ppts	13.8 %	13.7 %	(0.1) ppts
U.S.	14.7 %	14.3 %	(0.4) ppts	14.5 %	14.3 %	(0.2) ppts
Wholesale Units (000)	742	693	(7) %	1,538	1,446	(6) %
Revenue ($B)	$ 23.7	$ 24.0	1 %	$ 48.5	$ 49.4	2 %
EBIT ($M)	$ 1,753	$ 1,696	$ (57)	$ 3,688	$ 3,900	$ 212
EBIT Margin (%)	7.4 %	7.1 %	(0.3) ppts	7.6 %	7.9 %	0.3 ppts

- 2Q reduction in wholesale units due to launch-related volume impact of the all-new Explorer
- Revenue grew as favorable mix and net pricing offset lower volume

Launched the all-new 2020 Explorer, America's all-time best-selling SUV, with production oversubscribed

North America
2Q 2019 EBIT YoY Bridge ($M)

$1,753
$(128)
$445
$(385)
$11
$1,696
Commodities $ (37)
Warranty (175)
Other Contribution Cost (21)
Structural Cost (152)
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$317

- North America EBIT down 3% YoY, reflecting primarily lower volume, including the impact of all-new Explorer launch
- Favorable mix and net pricing largely offset cost increases, including higher YoY warranty expense and pension
- Other includes $58M of adverse exchange

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

South America

Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2018	2019	H / (L)	2018	2019	H / (L)
SAAR (M)	4.5	4.4	(2) %	4.6	4.4	(4) %
Brazil	2.5	2.9	16 %	2.5	2.8	14 %
Argentina	0.9	0.4	(56) %	1.0	0.5	(50) %
Market Share (%)	8.6 %	7.4 %	(1.2) ppts	8.7 %	7.5 %	(1.2) ppts
Wholesale Units (000)	96	75	(22) %	182	143	(21) %
Revenue ($B)	$ 1.5	$ 1.0	(33) %	$ 2.8	$ 1.9	(32) %
EBIT ($M)	$ (178)	$ (205)	$ (27)	$ (327)	$ (362)	$ (35)
EBIT Margin (%)	(12.2) %	(21.0) %	(8.8) ppts	(11.7) %	(19.1) %	(7.4) ppts

- 2Q SAAR YoY decline driven by 56% industry reduction in Argentina
- Reduction in wholesale units driven primarily by lower industry volumes and the phase out of South America's heavy truck, Fiesta and Focus
- South America revenue reflects lower volume and adverse exchange
- Redesign efforts continue toward a more asset-light business model

Launching the 2020 Ranger, introducing segment-first driver-assist technology

RANGER

South America

2Q 2019 EBIT YoY Bridge ($M)

$(178)
$(62)
$181
$(89)
$(57)
$(205)
Commodities $(31)
Other Inflationary Cost (87)
Cost Performance 29
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$119

- South America EBIT down 15% YoY, driven by lower Argentina industry volume and $59M adverse exchange
- On track for São Bernardo plant closure by end of the year

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe
Key Metrics

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
SAAR (M)	21.6	21.0	(3) %	21.6	21.0	(3) %
Market Share (%)	6.9 %	6.7 %	(0.2) ppts	7.3 %	6.9 %	(0.4) ppts
Wholesale Units* (000)	367	379	3 %	816	770	(6) %
Revenue ($B)	$ 7.6	$ 7.6	(1) %	$ 16.5	$ 15.2	(8) %
EBIT ($M)	$ (73)	$ 53	$ 126	$ 46	$ 110	$ 64
EBIT Margin (%)	(1.0) %	0.7 %	1.7 ppts	0.3 %	0.7 %	0.4 ppts

- 2Q YoY revenue decline of 1% driven by adverse exchange
- #1 CV brand in Europe; launching updated 2T Transit in second half

Announced new Ford Puma with mild-hybrid powertrain technology; entry into the fast-growing small utility segment

PUMA

* Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 15,000 units in 2Q 2018 and 7,000 units in 2Q 2019). Revenue does not include these sales

Europe

2Q 2019 EBIT YoY Bridge ($M)

Contribution Cost $(64)
Structural Cost (31)
$(73)
$154
$118
$(95)
$(51)
$53
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$272

- Europe EBIT improved $126M YoY, driven by favorable market factors
- Market factors improvement of $272M reflecting higher volume and favorable pricing on the strength of commercial vehicles
- Cost increase due to $133M of regulatory costs; structural cost flat excluding pension
- Adverse exchange of $27M

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China
Key Metrics

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
SAAR (M)	28.7	29.2	2 %	27.8	28.1	1 %
Market Share (%)	3.2 %	2.3 %	(0.9) ppts	3.2 %	2.2 %	(1.0) ppts
Wholesale Units* (000)	184	126	(32) %	406	241	(41) %
Revenue ($B)	$ 0.6	$ 0.9	48 %	$ 1.9	$ 1.8	(5) %
EBIT ($M)	$ (483)	$ (155)	$ 328	$ (633)	$ (283)	$ 350
EBIT Margin (%)	(77.9) %	(17.0) %	61.0 ppts	(34.0) %	(16.0) %	18.1 ppts
China Unconsolidated Affiliates						
Wholesales (000)	174	108	(38) %	369	207	(44) %
Ford Equity Income ($M)	$ 3	$ 7	156 %	$ 141	$ (34)	(124) %
Net Income Margin (%)	0.6 %	1.6 %	1.0 ppts	5.5 %	(1.7) %	(7.2) ppts

- 2Q revenue, EBIT and margin improved YoY
- Market share is lower YoY and up 0.2 ppts. sequentially
- Lower wholesale volume reflects JV sales
- China consolidated revenue improved 48% YoY, driven by higher Lincoln volumes

Introducing SYNC+, a new in-vehicle infotainment system built specifically for Chinese customers

* Wholesale units include Ford brand and Jiangling Motors Corporation (JMC) brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales

China

2Q 2019 EBIT YoY Bridge ($M)

Consolidated Operations – $324M
$(483)
$77
$52
$111
$84
$4
$(155)
Contribution Cost $13
Structural Cost 98
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
JVs
2Q 2019
Market Factors $129

- China loss narrowed by 68% YoY, due to higher Lincoln volume, favorable tariffs, structural cost reductions and $51M favorable exchange
- Dealer inventories in good shape overall

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Operations
Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2018	2019	H / (L)	2018	2019	H / (L)
SAAR (M)	17.3	16.8	(3) %	17.0	16.8	(1) %
Market Share (%)	1.9 %	1.8 %	(0.1) ppts	1.9 %	1.8 %	(0.1) ppts
Wholesale Units (000)	77	70	(9) %	161	146	(9) %
Revenue ($B)	$ 1.8	$ 1.8	(1) %	$ 3.9	$ 3.6	(7) %
EBIT ($M)	$ 89	$ 30	$ (59)	$ 120	$ 49	$ (71)
EBIT Margin (%)	5.0 %	1.7 %	(3.3) ppts	3.1 %	1.3 %	(1.7) ppts

- In 2Q, Asia Pacific Operations revenue was nearly flat despite a reduction in wholesale units and adverse exchange

Ranger continues to
lead APO sales, up 9% YoY

RANGER

Asia Pacific Operations

2Q 2019 EBIT YoY Bridge ($M)

$89
$(37)
$8
$82
$(112)
$30
Contribution Cost $ 96
Structural Cost (14)
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$(29)

- 2Q Asia Pacific Operations EBIT down $59M YoY, driven by $57M adverse exchange, primarily the Australian dollar

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Middle East & Africa
Key Metrics

	SECOND QUARTER			YEAR TO DATE		
	2018	2019	H / (L)	2018	2019	H / (L)
SAAR (M)	3.9	3.0	(23) %	3.8	3.4	(11) %
Market Share (%)	2.6 %	3.1 %	0.5 ppts	2.8 %	2.9 %	0.1 ppts
Wholesale Units (000)	27	21	(22) %	52	43	(17) %
Revenue ($B)	$ 0.8	$ 0.6	(26) %	$ 1.4	$ 1.2	(16) %
EBIT ($M)	$ 49	$ (45)	$ (94)	$ (5)	$ (31)	$ (26)
EBIT Margin (%)	6.6 %	(8.1) %	(14.7) ppts	(0.4) %	(2.7) %	(2.3) ppts

- In 2Q, lower Middle East & Africa revenue driven by volume and adverse exchange

Built at Silverton Assembly plant, the Ranger Raptor launched in South Africa to positive media and customer reviews

Middle East & Africa

2Q 2019 EBIT YoY Bridge ($M)

Contribution Cost $(36)
Structural Cost 45
$49
$(27)
$51
$9
$(127)
$(45)
2Q 2018
Volume / Mix
Net Pricing
Cost
Other / Exchange
2Q 2019
Market Factors
$24

- Middle East & Africa EBIT down $94M YoY, explained by $108M adverse exchange, primarily the rand

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

The chart below shows the Mobility segment’s second quarter 2019 EBIT compared with a year ago.

Mobility

2Q 2019 EBIT YoY Bridge ($M)

$(181)
$(4)
$(79)
$(264)
2Q 2018
Ford Smart Mobility
Autonomous Vehicles
2Q 2019

- Continued strategic investment in future Mobility
- Ramp-up of Autonomous Vehicles includes nearly 50% YoY growth of Argo headcount

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit files periodic reports with the SEC that contain additional information regarding Ford Credit. The reports are available through Ford Credit’s website located at www.fordcredit.com/investor-center and can also be found on the SEC’s website located at www.sec.gov.

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

◦	Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of Ford Credit’s average managed receivables by product within each region

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions

◦
As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Previously, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet. We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet.  We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.  We have reclassified prior period amounts to reflect these changes.  For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2018 Form 10-K Report

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. With the change in accounting method discussed above, accumulated depreciation now reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2018 Form 10-K Report

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

The charts below provide second quarter and year-to-date 2019 key metrics and the change in second quarter 2019 EBT compared with second quarter 2018 by causal factor for the Ford Credit segment.

Ford Credit
Key Metrics

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
Net Receivables ($B)	$ 143	$ 143	- %	$ 143	$ 143	- %
Managed Receivables* ($B)	$ 151	$ 152	- %	$ 151	$ 152	- %
Loss-to-Receivables** (LTR)	40 bps	39 bps	(1) bp	51 bps	47 bps	(4) bps
Auction Values***	$18,435	$18,465	- %	$18,020	$17,905	(1) %
Earnings Before Taxes (EBT) ($M)	$ 645	$ 831	$ 186	$ 1,286	$ 1,632	$ 346
ROE (%)	12 %	16 %	4 ppts	15 %	16 %	1 ppt

Other Balance Sheet Metrics

	2018	2019	H / (L)
Debt ($B)	$ 137	$ 141	4 %
Net Liquidity ($B)	$ 27	$ 34	23 %
Financial Statement Leverage (to 1)	8.9	9.5	0.6
Managed Leverage* (to 1)	8.3	8.6	0.3

- Strong EBT up 29% YoY
- Receivables about flat from a year ago
- Healthy U.S. consumer credit metrics with improved LTR
- Auction performance slightly better than expectations; now expect FY auction values to be down around 3% YoY
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
** U.S. retail only, previously included both retail and lease
*** U.S. 36-month off-lease second quarter auction values at 2Q 2019 mix

Ford Credit
2Q 2019 EBT YoY Bridge ($M)

$645
$2
$(15)
$5
$75
$(35)
$154
$831
Supplemental Depreciation $ 151
Auction Performance (76)
Derivatives Market Valuation $ 125
Other 29
2Q 2018
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2Q 2019

- Ford Credit EBT up 29%
- Lease residual reflects benefit from lower supplemental depreciation on vehicles in Ford Credit lease portfolio
- Favorable derivatives market valuation primarily reflects lower interest rates

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The charts below show U.S. automotive financing trends in Ford Credit’s business.

Ford Credit

U.S. Automotive Financing Trends

Lease Share of Retail Sales (%)

Ford Credit
Industry*
31%
30%
29%
29%
31%
30%
23%
23%
21%
21%
23%
20%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Lease Return Vol. (000) and Auction Values**

36-Month
Return Volume
$17,610
$18,435
$18,950
$18,035
$17,345
$18,465
68
71
71
71
74
75
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Retail Repossession Ratio (%) and Severity (000)

Repo Ratio
Severity
1.41%
1.17%
1.26%
1.26%
1.24%
1.13%
$10.9
$10.3
$9.8
$10.6
$10.9
$10.4
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Retail Charge-Offs ($M) and LTR Ratio (%)

LTR
Charge-Offs
0.61%
0.40%
0.51%
0.66%
0.55%
0.39%
$70
$47
$61
$80
$65
$45
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

- Lease share below industry reflecting Ford sales mix
- Strong loss metrics reflect healthy consumer credit conditions

* Source: J.D. Power PIN
** At 2Q 2019 mix

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and portfolio gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Our second quarter 2019 Corporate Other results were a $286 million loss, which includes the mark-to-market loss on our investment in Pivotal Software.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. Second quarter 2019 interest expense on Automotive and Other debt was $244 million, which is $57 million lower than a year ago, reflecting primarily lower foreign debt interest expense, including our repayment of higher-cost affiliate debt as discussed in the Liquidity and Capital Resources section below.

Special Items

In Note 23 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Our pre-tax and tax special items were as follows:

Company
Special Items ($M)

	SECOND QUARTER		YEAR TO DATE	
	2018	2019	2018	2019
Global Redesign				
South America São Bernardo closure	$ -	$ (169)	$ -	$ (362)
Other South America	(16)	(66)	(24)	(74)
Russia	-	(211)	-	(385)
Other Europe (incl. Bridgend, Saarlouis, etc.)	(26)	(707)	(26)	(822)
Separations (not included above)	-	(58)	-	(82)
Subtotal Global Redesign	$ (42)	$ (1,211)	$ (50)	$ (1,725)
Other Items				
Focus cancellation	$ -	$ (5)	$ (10)	$ (72)
Chariot closure	-	-	-	(11)
Subtotal Other Items	$ -	$ (5)	$ (10)	$ (83)
Pension and OPEB Gain / (Loss)				
Other pension remeasurement	$ -	$ 10	$ 26	$ 10
Pension curtailment	-	-	15	-
Subtotal Pension and OPEB Gain / (Loss)	$ -	$ 10	$ 41	$ 10
Total EBIT Special Items	$ (42)	$ (1,205)	$ (19)	$ (1,797)
Cash effect of Global Redesign (incl. separations)	$ (18)	$ (222)	$ (34)	$ (358)
Tax special items	$ 9	$ 216	$ 5	$ 223

Note: Numbers may not sum due to rounding

Taxes

Our tax provisions for second quarter and first half of 2019 were $55 million and $482 million, respectively, resulting in effective tax rates of 26.6% and 26.5%, respectively. Our second quarter and first half of 2019 adjusted effective tax rates, which exclude special items, were 19.2% and 19.5%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $38.2 billion.

We consider our key balance sheet metrics to be: (i) Company cash, which includes cash equivalents, marketable securities, and restricted cash, excluding Ford Credit’s cash, cash equivalents, marketable securities, and restricted cash; and (ii) Company liquidity, which includes Company cash, less restricted cash, and total available committed credit lines, excluding Ford Credit’s total available committed credit lines.

Company excluding Ford Credit

Company
Balance Sheet ($B)

Balance Sheet and Liquidity	2018 Dec 31	2019 Jun 30
Company Excluding Ford Credit		
Company Cash	$ 23.1	$ 23.2
Liquidity	34.2	37.3
Debt	$ (14.1)	$ (14.6)
Cash Net of Debt	8.9	8.7
Pension Funded Status*		
Funded Plans	$ (0.3)	$ 0.5
Unfunded Plans	(6.0)	(6.2)
Total Global Pension	$ (6.3)	$ (5.7)
Total Funded Status OPEB	$ (5.6)	$ (5.6)

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

At June 30, 2019, we had Company cash of $23.2 billion, with 88% held by consolidated entities domiciled in the United States. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

In addition to our Company cash target, we also target to maintain a $10 billion balance available under our corporate credit facility, discussed below, for our Automotive business to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be at or above $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At June 30, 2019, we had $37.3 billion of Company liquidity, which is up over $3 billion from December 31, 2018, reflecting the addition of our supplemental credit facility (described below in Available Credit Lines). We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, and all other and timing differences. Non-operating items include: Global Redesign (including separation payments), other transactions with Ford Credit, acquisitions and divestitures, changes in Automotive and Other debt, contributions to funded pension plans, and shareholder distributions.

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

The year-over-year improvement in our cash flow in the second quarter and first half of 2019 was driven by favorable working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Company cash excluding Ford Credit are summarized below:

Company

Cash Flow ($B)

	SECOND QUARTER		YEAR TO DATE	
	2018	2019	2018	2019
Company Adjusted EBIT*	$ 1.7	$ 1.7	$ 3.9	$ 4.1
Excluding: Ford Credit EBT	(0.7)	(0.8)	(1.3)	(1.6)
Subtotal	$ 1.0	$ 0.8	$ 2.6	$ 2.5
Capital spending	$ (1.9)	$ (1.9)	$ (3.7)	$ (3.5)
Depreciation and tooling amortization	1.4	1.4	2.7	2.7
Net spending	$ (0.5)	$ (0.5)	$ (1.0)	$ (0.8)
Changes in working capital	(2.1)	(0.1)	(1.0)	0.3
Ford Credit distributions	0.5	0.7	1.5	1.3
All other and timing differences	(0.7)	(0.6)	(0.9)	(1.3)
Company adjusted free cash flow*	$ (1.8)	$ 0.2	$ 1.2	$ 2.1
Global Redesign (incl. separations)	-	(0.2)	-	(0.4)
Other transactions with Ford Credit	0.1	-	(0.1)	0.2
Other, including acquisitions and divestitures	(0.2)	(0.5)	(0.5)	(0.5)
Other cash flow excl. debt & distributions	$ (0.1)	$ (0.7)	$ (0.6)	$ (0.7)
Changes in debt	0.2	0.3	0.1	0.3
Funded pension contributions	(0.1)	(0.1)	(0.2)	(0.4)
Shareholder distributions	(0.6)	(0.6)	(1.8)	(1.2)
Debt & Distributions	(0.5)	(0.4)	(1.9)	(1.3)
Change in cash	$ (2.4)	$ (1.0)	$ (1.3)	$ 0.2

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP
Note: Numbers may not sum due to rounding

Capital spending was $1.9 billion in the second quarter of 2019 and $3.5 billion year to date, 4 percent lower than a year ago. We expect full year 2019 capital spending to be about $7.7 billion. As we redesign our business, the ongoing amount of capital spending to support product development, growth, and infrastructure is expected to be about $7 billion annually through 2022.

Second quarter 2019 working capital was about $100 million negative, and year-to-date 2019 working capital was about $300 million positive, reflecting primarily changes in payables.

Second quarter and year-to-date 2019 all other and timing differences were both negative, reflecting primarily assorted timing differences, interest payments on Automotive and Other debt, and cash taxes.

Shareholder distributions were about $600 million in the second quarter of 2019 and $1.2 billion year-to-date. We expect full year distributions of $2.6 billion.

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at June 30, 2019 were $11.4 billion, consisting of $10.4 billion of our corporate credit facility and $1 billion of local credit facilities. At June 30, 2019, the utilized portion of the corporate credit facility was $27 million, representing amounts utilized for letters of credit. At June 30, 2019, the utilized portion of the local credit facilities was $272 million.

Our corporate credit facility was amended in the second quarter of 2019 to extend the maturity dates by one year. Lenders under our corporate credit facility have commitments to us totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2024 and 25% of the commitments maturing on April 30, 2022. We have allocated $3 billion of commitments to Ford Credit on an irrevocable and exclusive basis to support its liquidity. We would guarantee any borrowings by Ford Credit under the corporate credit facility.

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

Also in the second quarter of 2019, we closed on a $3.5 billion supplemental credit facility, further strengthening our liquidity and providing additional financial flexibility. Unlike our corporate credit facility, the supplemental facility is intended to be utilized and includes a $2 billion revolving facility maturing on April 30, 2022 and a $1.5 billion delayed draw term loan facility maturing on December 31, 2022. We drew $500 million under the term loan facility in the second quarter of 2019, and we expect to draw the remainder of the term loan by year-end 2019. The terms and conditions of the supplemental credit facility are consistent with our corporate credit facility. As of July 24, 2019, $3 billion was available for use.

Debt. As shown in Note 17 of the Notes to the Financial Statements, at June 30, 2019, Company debt excluding Ford Credit was $14.6 billion, including Automotive debt of $14 billion. Both balances were about $450 million higher than at December 31, 2018, and include the $500 million draw under the term loan facility described above and our $750 million unsecured debt (retail bond) issuance in the second quarter of 2019.  The impact of this draw and future draws under the term loan facility, as well as the unsecured debt issuance, is leverage neutral after taking into consideration debt reduction actions we took late last year and this year to repay higher-cost affiliate debt.

Leverage. We manage Company debt (excluding Ford Credit) levels with a leverage framework to maintain investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of total company debt (excluding Ford Credit) adjusted to include unamortized discount/premium and issuance costs (excluding Ford Credit), operating lease minimum commitments, and net pension liabilities excluding prepaid assets, divided by Company adjusted EBIT (excluding Ford Credit EBT), and further adjusted to include depreciation and tooling amortization (excluding Ford Credit), operating lease expense, and certain pension costs.

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive and Other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Funding Overview. Ford Credit’s primary funding objective is to be well capitalized, with a strong balance sheet and ample liquidity to support its financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions. Ford Credit’s funding strategy remains focused on diversification, and it plans to continue accessing a variety of markets, channels, and investors.

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit annually stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

Funding Portfolio. The chart below shows the trends in funding for Ford Credit’s managed receivables:

Ford Credit

Funding Structure – Managed Receivables* ($B)

	2017 Dec 31	2018 Dec 31	2019 Jun 30
Term Debt (incl. Bank Borrowings)	$ 75	$ 70	$ 74
Term Asset-Backed Securities	53	60	57
Commercial Paper	5	4	4
Ford Interest Advantage / Deposits	5	6	6
Other	9	10	10
Equity	16	15	15
Adjustments For Cash	(12)	(10)	(14)
Total Managed Receivables	$ 151	$ 155	$ 152
Securitized Funding as Pct of Managed Receivables	35%	39%	38%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* See "Non-GAAP Financial Measure Reconciliations" section for reconciliation to GAAP

Managed receivables were $152 billion at June 30, 2019, about the same as a year ago. Managed receivables were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38%. Ford Credit targets a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following chart shows Ford Credit’s issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and its global public term funding issuances through July 23, 2019, excluding short-term funding programs:

Ford Credit

Public Term Funding Plan* ($B)

	2017 Actual	2018 Actual	2019 Forecast	Through Jul 23
Unsecured — Currency of issuance				
(USD Equivalent)				
USD	$ 10	$ 6	$ 8 - 10	$ 6
CAD	2	1	1 - 2	1
EUR / GBP	3	4	4 - 5	4
Other	1	1	1	1
Total unsecured	$ 16	$ 13	$ 15 - 18	$ 12
Securitizations	15	14	12 - 14	7
Total public	$ 32	$ 27	$ 27 - 31	$ 18

* See "Ford Credit Segment" section for definitions

Note: Numbers may not sum due to rounding

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to continue issuing its eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, Ford Credit now projects full-year public term funding in the range of $27 billion to $31 billion. Through July 23, 2019, Ford Credit has completed $18 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following chart shows Ford Credit’s liquidity sources and utilization:

Ford Credit

Liquidity Sources* ($B)

	2018 Jun 30	2018 Dec 31	2019 Mar 31	2019 Jun 30
Liquidity Sources				
Cash	$ 10.7	$ 10.2	$ 12.8	$ 14.1
Committed asset-backed facilities	32.0	35.4	35.2	35.7
Other unsecured credit facilities	2.8	3.0	3.3	2.9
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total liquidity sources	$ 48.5	$ 51.6	$ 54.3	$ 55.7
Utilization of Liquidity				
Securitization cash	$ (3.3)	$ (3.0)	$ (3.3)	$ (4.0)
Committed asset-backed facilities	(17.7)	(20.7)	(19.8)	(17.5)
Other unsecured credit facilities	(0.3)	(0.7)	(0.6)	(0.9)
Ford corporate credit facility allocation	-	-	-	-
Total utilization of liquidity	$ (21.3)	$ (24.4)	$ (23.7)	$ (22.4)
Gross liquidity	$ 27.2	$ 27.2	$ 30.6	$ 33.3
Adjustments	0.2	0.1	0.4	0.3
Net liquidity available for use	$ 27.4	$ 27.3	$ 31.0	$ 33.6

* See "Ford Credit Segment" section for definitions

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of about $25 billion.

At June 30, 2019, Ford Credit’s net liquidity available for use was $33.6 billion, $6.3 billion higher than year-end 2018.

Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. At June 30, 2019, Ford Credit’s liquidity sources including cash totaled $55.7 billion, up $4.1 billion from year-end 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The chart below shows the calculation of Ford Credit’s financial statement leverage and managed leverage:

Ford Credit

Leverage ($B)

	2018 June 30	2018 Dec 31	2019 Mar 31	2019 June 30
Leverage Calculation				
Total debt*	$ 136.7	$ 140.1	$ 142.9	$ 141.5
Adjustments for cash	(10.7)	(10.2)	(12.8)	(14.1)
Adjustments for derivative accounting*	0.5	0.2	(0.1)	(0.6)
Total adjusted debt	$ 126.5	$ 130.1	$ 130.0	$ 126.8
Equity**	$ 15.3	$ 15.0	$ 14.9	$ 14.9
Adjustments for derivative accounting*	(0.2)	(0.2)	(0.2)	(0.1)
Total adjusted equity	$ 15.1	$ 14.8	$ 14.7	$ 14.8
Financial statement leverage (to 1) (GAAP)	8.9	9.4	9.6	9.5
Managed leverage (to 1) (Non-GAAP)	8.3	8.8	8.8	8.6

* Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

** Total shareholder's interest reported on Ford Credit's balance sheet

Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At June 30, 2019, Ford Credit’s financial statement leverage was 9.5:1, and its managed leverage was 8.6:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of June 30, 2019, our total Company pension underfunded status reported on our balance sheet was $5.7 billion and reflects the net underfunded status at December 31, 2018, updated for service and interest cost, expected return on assets, settlement gain and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2018.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to remain relatively unchanged at year-end 2019 compared to the end of 2018.

Return on Invested Capital. We analyze total Company performance using an adjusted Return on Invested Capital (“ROIC”) financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown:

Company
Adjusted ROIC ($B)

	Four Quarters Ending	
	2Q 2018	2Q 2019
Adjusted Net Operating Profit After Cash Tax		
Net income attributable to Ford	$ 6.9	$ 2.2
Add: Non-controlling interest	-	-
Less: Income tax	-	(0.7)
Add: Cash tax	(0.6)	(0.8)
Less: Interest on debt	(1.2)	(1.1)
Less: Total pension / OPEB income / (cost)	0.7	(0.8)
Add: Pension / OPEB service costs	(1.2)	(1.1)
Net operating profit after cash tax	$ 5.6	$ 3.0
Less: Special items (excl. pension / OPEB) pre-tax	(0.3)	(2.3)
Adj. net operating profit after cash tax	$ 5.9	$ 5.3
Invested Capital		
Equity	$ 36.5	$ 36.1
Redeemable non-controlling interest	0.1	-
Debt (excl. Ford Credit)	16.2	14.6
Net pension and OPEB liability	11.7	11.2
Invested capital (end of period)	$ 64.5	$ 62.0
Average invested capital	$ 64.7	$ 62.7
ROIC*	8.7%	4.8%
Adjusted ROIC (Non-GAAP)**	9.2%	8.5%

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

•	On May 17, 2019, Fitch revised the outlook to negative from stable for Ford and Ford Credit and affirmed their ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Negative	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	BBB	Negative	BBB	F2	Negative	BBB-
Moody’s	N/A	Baa3	Negative	Baa3	P-3	Negative	Baa3
S&P	BBB	BBB	Negative	BBB	A-2	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our Company guidance for 2019, which is based on the current economic environment, including commodities, foreign exchange, and tariffs, is below. This guidance replaces in its entirety the guidance provided on page 60 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Company
2019 Outlook

	2019**
Adj. Free Cash Flow*	Improvement From 2018
Adj. EBIT*	$7.0 - $7.5B
Adj. EPS*	$1.20 - $1.35***

* When we provide guidance for Adjusted Free Cash Flow, Adjusted EBIT, and Adjusted EPS, we do not provide guidance for the most comparable GAAP measures because they will include items that are difficult to predict with reasonable certainty as described in more detail under "Non-GAAP Financial Measures That Supplement GAAP Measures" in the Overview section

** Replaces 2019 Outlook from first quarter of 2019

*** Assumes an 18 - 20% adjusted effective tax rate

In addition, as previously reported, we have identified a total of about $11 billion in potential EBIT charges for our Global Redesign actions, with negative cash effects of about $7 billion. In 2019, we continue to expect to incur $3 billion to $3.5 billion of the EBIT charges, but now expect negative cash effects of about $1.5 billion to $2 billion, reflecting a shift of about $0.5 billion to $1 billion in cash effects to 2020. We expect substantially all of the EBIT charges to be treated as special items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following charts show our Non-GAAP financial measure reconciliations for: Adjusted EBIT, Adjusted Earnings Per Share, Adjusted Effective Tax Rate, Adjusted Free Cash Flow, and Ford Credit Managed Receivables. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Company

Net Income Reconciliation To Adjusted EBIT ($M)

	2Q		YTD		Memo:
	2018	2019	2018	2019	FY 2018
Net income / (Loss) attributable to Ford (GAAP)	$ 1,066	$ 148	$ 2,802	$ 1,294	$ 3,677
Income / (Loss) attributable to non-controlling interests	3	2	12	39	18
Net income / (Loss)	$ 1,069	$ 150	$ 2,814	$ 1,333	$ 3,695
Less: (Provision for) / Benefit from income taxes	(280)	(55)	(454)	(482)	(650)
Income / (Loss) before income taxes	$ 1,349	$ 205	$ 3,268	$ 1,815	$ 4,345
Less: Special items pre-tax	(42)	(1,205)	(19)	(1,797)	(1,429)
Income / (Loss) before special items pre-tax	$ 1,391	$ 1,410	$ 3,287	$ 3,612	$ 5,774
Less: Interest on debt	(301)	(244)	(590)	(489)	(1,228)
Adjusted EBIT (Non-GAAP)	$ 1,692	$ 1,654	$ 3,877	$ 4,101	$ 7,002
Memo:					
Revenue ($B)	$ 38.9	$ 38.9	$ 80.9	$ 79.2	$ 160.3
Net income margin (GAAP) (%)	2.7%	0.4%	3.5%	1.6%	2.3%
Adjusted EBIT Margin (%)	4.3%	4.3%	4.8%	5.2%	4.4%

Company

Earnings Per Share Reconciliation To Adjusted Earnings Per Share

	2Q		YTD	
	2018	2019	2018	2019
Diluted After-Tax Results ($M)				
Diluted after-tax results (GAAP)	$ 1,066	$ 148	$ 2,802	$ 1,294
Less: Impact of pre-tax and tax special items	(33)	(989)	$ (14)	$ (1,574)
Less: Non-controlling interests impact of Russia restructuring	-	-	-	(35)
Adjusted net income – diluted (Non-GAAP)	$ 1,099	$ 1,137	$ 2,816	$ 2,903
Basic and Diluted Shares (M)				
Basic shares (average shares outstanding)	3,977	3,984	3,976	3,979
Net dilutive options, unvested restricted stock units and restricted stock	22	29	22	26
Diluted shares	3,999	4,013	3,998	4,005
Earnings per share – diluted (GAAP)	$ 0.27	$ 0.04	$ 0.70	$ 0.32
Less: Net impact of adjustments	-	(0.24)	-	(0.40)
Adjusted earnings per share – diluted (Non-GAAP)	$ 0.27	$ 0.28	$ 0.70	$ 0.72

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Company
Effective Tax Rate Reconciliation To Adjusted Effective Tax Rate

	2019		Memo:
	2Q	YTD	FY 2018
Pre-Tax Results ($M)			
Income / (Loss) before income taxes (GAAP)	$ 205	$ 1,815	$ 4,345
Less: Impact of special items	(1,205)	(1,797)	(1,429)
Adjusted earnings before taxes (Non-GAAP)	$ 1,410	$ 3,612	$ 5,774
Taxes ($M)			
(Provision for) / Benefit from income taxes (GAAP)	$ (55)	$ (482)	$ (650)
Less: Impact of special items	216	223	(88)
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$ (271)	$ (705)	$ (562)
Tax Rate (%)			
Effective tax rate (GAAP)	26.6%	26.5%	15.0%
Adjusted effective tax rate (Non-GAAP)	19.2%	19.5%	9.7%

Company

Net Cash Provided By / (Used In) Operating Activities Reconciliation To Company Adjusted Free Cash Flow ($M)

	2Q		YTD	
	2018	2019	2018	2019
Net cash provided by / (used in) operating activities (GAAP)	$ 4,972	$ 6,463	$ 8,486	$ 10,007
Less: Items not included in Company Adjusted Free Cash Flows				
Ford Credit free cash flows	5,907	5,267	5,592	6,385
Funded pension contributions	(72)	(106)	(160)	(400)
Global Redesign (including separations)	(18)	(222)	(34)	(358)
Other, net	(112)	175	(59)	153
Add: Items included in Company Adjusted Free Cash Flows				
Automotive and Mobility capital spending	(1,898)	(1,911)	(3,667)	(3,531)
Ford Credit distributions	450	650	1,463	1,325
Settlement of derivatives	114	86	(47)	60
Pivotal conversion to a marketable security	263	-	263	-
Company adjusted free cash flow (Non-GAAP)	$ (1,804)	$ 174	$ 1,159	$ 2,081

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit

Total Net Receivables Reconciliation To Managed Receivables ($B)

	2017 Dec 31	2018 Jun 30	2018 Dec 31	2019 Jun 30
Ford Credit finance receivables, net (GAAP)*	$ 108.4	$ 107.7	$ 109.9	$ 107.6
Net investment in operating leases (GAAP)*	26.7	27.3	27.4	27.7
Consolidating adjustments**	7.6	8.2	8.9	8.1
Total net receivables	$ 142.7	$ 143.2	$ 146.3	$ 143.4
Ford Credit unearned interest supplements and residual support	6.1	6.4	6.8	6.9
Allowance for credit losses	0.6	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.1	1.3	1.2	1.1
Total managed receivables (Non-GAAP)	$ 150.5	$ 151.5	$ 154.9	$ 151.9

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2019
	Second Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$35,758	$6	$—	$35,764	$3,089	$38,853
Total costs and expenses	34,911	314	1,157	36,382	2,381	38,763
Interest expense on Automotive debt	—	—	230	230	—	230
Interest expense on Other debt	—	—	14	14	—	14
Other income/(loss), net	454	37	(334)	157	115	272
Equity in net income of affiliated companies	72	7	—	79	8	87
Income/(loss) before income taxes	1,373	(264)	(1,735)	(626)	831	205
Provision for/(Benefit from) income taxes	243	(64)	(342)	(163)	218	55
Net income/(Loss)	1,130	(200)	(1,393)	(463)	613	150
Less: Income/(Loss) attributable to noncontrolling interests	2	—	—	2	—	2
Net income/(loss) attributable to Ford Motor Company	$1,128	$(200)	$(1,393)	$(465)	$613	$148

	For the period ended June 30, 2019
	First Half
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$72,997	$12	$—	$73,009	$6,186	$79,195
Total costs and expenses	70,584	647	1,936	73,167	4,736	77,903
Interest expense on Automotive debt	—	—	461	461	—	461
Interest expense on Other debt	—	—	28	28	—	28
Other income/(loss), net	880	74	(222)	732	168	900
Equity in net income of affiliated companies	89	9	—	98	14	112
Income/(loss) before income taxes	3,382	(552)	(2,647)	183	1,632	1,815
Provision for/(Benefit from) income taxes	625	(133)	(426)	66	416	482
Net income/(Loss)	2,757	(419)	(2,221)	117	1,216	1,333
Less: Income/(Loss) attributable to noncontrolling interests	39	—	—	39	—	39
Net income/(loss) attributable to Ford Motor Company	$2,718	$(419)	$(2,221)	$78	$1,216	$1,294

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2019
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,499	$12,618	$—	$22,117
Marketable securities	13,684	2,247	—	15,931
Ford Credit finance receivables, net	—	53,756	—	53,756
Trade and other receivables, less allowances	3,683	7,258	—	10,941
Inventories	12,437	—	—	12,437
Other assets	2,114	1,055	—	3,169
Receivable from other segments	312	1,830	(2,142)	—
Total current assets	41,729	78,764	(2,142)	118,351

Ford Credit finance receivables, net	—	53,875	—	53,875
Net investment in operating leases	2,107	27,691	—	29,798
Net property	36,381	200	—	36,581
Equity in net assets of affiliated companies	2,515	122	—	2,637
Deferred income taxes	12,247	193	(2,287)	10,153
Other assets	8,495	2,294	—	10,789
Receivable from other segments	320	2	(322)	—
Total assets	$103,794	$163,141	$(4,751)	$262,184

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$21,906	$1,074	$—	$22,980
Other liabilities and deferred revenue	20,920	1,583	—	22,503
Automotive debt payable within one year	2,229	—	—	2,229
Ford Credit debt payable within one year	—	50,492	—	50,492
Other debt payable within one year	130	—	—	130
Payable to other segments	2,142	—	(2,142)	—
Total current liabilities	47,327	53,149	(2,142)	98,334

Other liabilities and deferred revenue	22,913	1,119	—	24,032
Automotive long-term debt	11,765	—	—	11,765
Ford Credit long-term debt	—	90,978	—	90,978
Other long-term debt	470	—	—	470
Deferred income taxes	70	2,686	(2,287)	469
Payable to other segments	8	314	(322)	—
Total liabilities	$82,553	$148,246	$(4,751)	$226,048

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2019
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net cash provided by/(used in) operating activities	$3,622	$6,385	$—	$10,007

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(3,531)	$(22)	$—	$(3,553)
Acquisitions of finance receivables and operating leases	—	(26,202)	—	(26,202)
Collections of finance receivables and operating leases	—	24,974	—	24,974
Purchases of marketable securities and other investments	(5,571)	(2,099)	—	(7,670)
Sales and maturities of marketable securities and other investments	7,357	1,183	—	8,540
Settlements of derivatives	60	23	—	83
Other	6	(2)	—	4
Investing activity (to)/from other segments	1,404	—	(1,404)	—
Net cash provided by/(used in) investing activities	$(275)	$(2,145)	$(1,404)	$(3,824)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(1,196)	$—	$—	$(1,196)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	557	(486)	—	71
Proceeds from issuance of long-term debt	1,250	24,983	—	26,233
Principal payments on long-term debt	(1,469)	(24,298)	—	(25,767)
Other	(85)	(64)	—	(149)
Financing activity to/(from) other segments	—	(1,404)	1,404	—
Net cash provided by/(used in) financing activities	$(943)	$(1,269)	$1,404	$(808)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$—	$24	$—	$24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Cost of sales and Selling, administrative, and other expenses for the second quarter of 2019 were $36.4 billion, an increase of about $400 million compared with the second quarter of 2018. Cost of sales and Selling, administrative, and other expenses for the first half of 2019 were $73.2 billion, a decrease of $1.3 billion compared with the first half of 2018. The detail for these changes is shown below (in billions):

	2019 Lower/(Higher) 2018
	Second Quarter	First Half
Volume and mix, exchange, and other	$1.0	$3.4
Contribution costs
Material excluding commodities	(0.1)	—
Commodities	(0.1)	(0.2)
Warranty	(0.2)	(0.4)
Freight	0.1	—
Structural costs	(0.2)	—
Special items	(0.9)	(1.5)
Total	$(0.4)	$1.3

Equity. At June 30, 2019, total equity attributable to Ford was $36.1 billion, an increase of about $200 million compared with December 31, 2018. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$1.3
Shareholder distributions	(1.2)
Other	0.1
Total	$0.2

U.S. Sales by Type. The following table shows second quarter 2019 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	324,243	335,109
SUVs	215,898	157,608
Cars	110,195	96,780
Total Vehicles	650,336	589,497

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a material impact (with the exception of ASU 2016-13) to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2018-18	Clarifying the Interaction between Collaborative Arrangements and Revenue from Contracts with Customers	January 1, 2020
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
2018-14	Changes to the Disclosure Requirements for Defined Benefits Plans	January 1, 2021
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2021
__________

(a)	Early adoption for each of the standards is permitted.

(b)	The FASB has issued the following update to the Credit Losses standard: ASU 2019-05 (Targeted Transition Relief). We will adopt the new Credit Losses standard effective January 1, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2019, was a liability of $100 million, compared with an asset of $363 million as of December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.2 billion at June 30, 2019, compared with $2.5 billion at December 31, 2018.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2019, was a liability of $51 million, compared with a liability of $62 million at December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $92 million at June 30, 2019, compared with $90 million at December 31, 2018.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2019, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $21 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Tim Stone, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Effective June 1, 2019, Tim Stone succeeded Bob Shanks as our Chief Financial Officer. Mr. Stone joined Ford on April 15, 2019. Mr. Shanks has elected to retire at the end of 2019.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

As previously reported, we are currently a defendant in a significant number of litigation matters relating to the performance of vehicles equipped with DPS6 transmissions.

OTHER MATTERS

Transit Connect Customs Ruling (as previously reported on page 23 of our 2018 Form 10-K Report and in our Current Report on Form 8-K filed on June 12, 2019). On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied, and we filed a challenge in the U.S. Court of International Trade (“CIT”). On August 9, 2017, the CIT ruled in our favor. On October 6, 2017, CBP filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), and on June 7, 2019, a panel of three Federal Circuit judges ruled in favor of CBP. On July 22, 2019, we filed a petition for rehearing and rehearing en banc with the Federal Circuit. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

Emissions Certification (as previously reported on page 70 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). The Company has become aware of a potential concern involving its U.S. emissions certification process. This matter currently focuses on issues relating to road load estimations, including analytical modeling and coastdown testing. The potential concern does not involve the use of defeat devices (see page 10 of our 2018 Form 10-K Report for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency and the California Air Resources Board on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice opened a criminal investigation into the matter. In addition, we have notified a number of other state and federal agencies. We continue to cooperate fully with all government agencies. At this stage, we cannot predict the outcome, and we cannot provide assurance that it will not have a material adverse effect on us.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Vice President and Controller
(principal accounting officer)

Date:	July 24, 2019