Form 10-Q
period 2019-09-30
FORD MOTOR CO
filed 2019-10-24
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

or

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

As of October 18, 2019, Ford had outstanding 3,894,044,919 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

71

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2018	2019
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$3,807	$1,756
Depreciation and tooling amortization	6,930	7,310
Other amortization	(626)	(891)
Held-for-sale impairment charges	—	799
Provision for credit and insurance losses	367	292
Pension and other post-retirement employee benefits (“OPEB”) expense/(income)	(387)	401
Equity investment (earnings)/losses in excess of dividends received	15	73
Foreign currency adjustments	476	49
Net (gain)/loss on changes in investments in affiliates	(44)	(46)
Stock compensation	199	238
Provision for deferred income taxes	(82)	(403)
Decrease/(Increase) in finance receivables (wholesale and other)	746	2,792
Decrease/(Increase) in accounts receivable and other assets	(2,126)	(1,023)
Decrease/(Increase) in inventory	(2,360)	(1,790)
Increase/(Decrease) in accounts payable and accrued and other liabilities	6,786	5,226
Other	(36)	(44)
Net cash provided by/(used in) operating activities	13,665	14,739

Cash flows from investing activities
Capital spending	(5,669)	(5,358)
Acquisitions of finance receivables and operating leases	(48,227)	(41,142)
Collections of finance receivables and operating leases	38,418	37,854
Purchases of marketable securities and other investments	(14,547)	(12,367)
Sales and maturities of marketable securities and other investments	17,341	12,532
Settlements of derivatives	290	163
Other	(201)	(53)
Net cash provided by/(used in) investing activities	(12,595)	(8,371)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(2,308)	(1,794)
Purchases of common stock	(164)	(237)
Net changes in short-term debt	(1,268)	(1,094)
Proceeds from issuance of long-term debt	37,211	35,705
Principal payments on long-term debt	(33,935)	(34,847)
Other	(184)	(173)
Net cash provided by/(used in) financing activities	(648)	(2,440)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(305)	(154)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$117	$3,774

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$18,638	$16,907
Net increase/(decrease) in cash, cash equivalents, and restricted cash	117	3,774
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$18,755	$20,681

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended September 30,
	2018	2019	2018	2019
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$34,660	$33,931	$109,577	$106,928
Ford Credit	2,998	3,045	8,950	9,231
Mobility	8	14	18	26
Total revenues (Note 3)	37,666	36,990	118,545	116,185

Costs and expenses
Cost of sales	31,568	32,282	100,515	99,881
Selling, administrative, and other expenses	2,882	2,601	8,407	8,169
Ford Credit interest, operating, and other expenses	2,352	2,368	7,052	7,104
Total costs and expenses	36,802	37,251	115,974	115,154
Operating income/(loss)	864	(261)	2,571	1,031

Interest expense on Automotive debt	328	262	890	723
Interest expense on Other debt	15	14	43	42

Other income/(loss), net (Note 4)	605	534	2,472	1,434
Equity in net income of affiliated companies	(32)	(16)	252	96
Income/(Loss) before income taxes	1,094	(19)	4,362	1,796
Provision for/(Benefit from) income taxes	101	(442)	555	40
Net income	993	423	3,807	1,756
Less: Income/(Loss) attributable to noncontrolling interests	2	(2)	14	37
Net income attributable to Ford Motor Company	$991	$425	$3,793	$1,719

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income	$0.25	$0.11	$0.95	$0.43
Diluted income	0.25	0.11	0.95	0.43

Weighted-average shares used in computation of earnings per share
Basic shares	3,976	3,970	3,976	3,976
Diluted shares	4,000	4,007	3,999	4,006

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2018	2019	2018	2019
	Third Quarter		First Nine Months
	(unaudited)
Net income	$993	$423	$3,807	$1,756
Other comprehensive income/(loss), net of tax (Note 22)
Foreign currency translation	(134)	(360)	(434)	(244)
Marketable securities	(2)	8	(57)	130
Derivative instruments	(103)	(69)	(18)	(398)
Pension and other postretirement benefits	13	15	38	36
Total other comprehensive income/(loss), net of tax	(226)	(406)	(471)	(476)
Comprehensive income	767	17	3,336	1,280
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(2)	13	37
Comprehensive income attributable to Ford Motor Company	$766	$19	$3,323	$1,243

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	September 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$16,718	$20,523
Marketable securities (Note 7)	17,233	16,808
Ford Credit finance receivables, net (Note 8)	54,353	51,183
Trade and other receivables, less allowances of $94 and $60	11,195	10,621
Inventories (Note 10)	11,220	12,451
Assets of held-for-sale operations (Note 21)	—	812
Other assets	3,930	3,356
Total current assets	114,649	115,754

Ford Credit finance receivables, net (Note 8)	55,544	53,530
Net investment in operating leases (Note 11)	29,119	29,452
Net property	36,178	35,404
Equity in net assets of affiliated companies	2,709	2,623
Deferred income taxes	10,412	10,677
Other assets	7,929	10,717
Total assets	$256,540	$258,157

LIABILITIES
Payables	$21,520	$22,228
Other liabilities and deferred revenue (Note 14)	20,556	21,731
Automotive debt payable within one year (Note 17)	2,314	1,622
Ford Credit debt payable within one year (Note 17)	51,179	52,852
Other debt payable within one year (Note 17)	—	130
Liabilities of held-for-sale operations (Note 21)	—	524
Total current liabilities	95,569	99,087

Other liabilities and deferred revenue (Note 14)	23,588	23,729
Automotive long-term debt (Note 17)	11,233	12,615
Ford Credit long-term debt (Note 17)	88,887	86,422
Other long-term debt (Note 17)	600	470
Deferred income taxes	597	447
Total liabilities	220,474	222,770

Redeemable noncontrolling interest (Note 20)	100	—

EQUITY
Common Stock, par value $.01 per share (4,011 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,006	22,179
Retained earnings	22,668	22,590
Accumulated other comprehensive income/(loss) (Note 22)	(7,366)	(7,842)
Treasury stock	(1,417)	(1,619)
Total equity attributable to Ford Motor Company	35,932	35,349
Equity attributable to noncontrolling interests	34	38
Total equity	35,966	35,387
Total liabilities and equity	$256,540	$258,157

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2018	September 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$2,660
Ford Credit finance receivables, net	58,662	56,546
Net investment in operating leases	16,332	12,671
Other assets	27	6
LIABILITIES
Other liabilities and deferred revenue	$24	$49
Debt	53,269	50,981

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 22)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2017	$41	$21,843	$21,906	$(6,959)	$(1,253)	$35,578	$28	$35,606
Net income	—	—	1,736	—	—	1,736	9	1,745
Other comprehensive income/(loss), net	—	—	—	290	—	290	(1)	289
Common stock issued (a)	—	(2)	—	—	—	(2)	—	(2)
Treasury stock/other	—	—	—	—	(89)	(89)	—	(89)
Cash dividends declared ($0.28 per share) (b)	—	—	(1,113)	—	—	(1,113)	—	(1,113)
Balance at March 31, 2018	$41	$21,841	$22,529	$(6,669)	$(1,342)	$36,400	$36	$36,436
Net income	—	—	1,066	—	—	1,066	3	1,069
Other comprehensive income/(loss), net	—	—	—	(535)	—	(535)	1	(534)
Common stock issued (a)	—	112	—	—	—	112	—	112
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(602)	—	—	(602)	(12)	(614)
Balance at June 30, 2018	$41	$21,953	$22,993	$(7,204)	$(1,342)	$36,441	$28	$36,469
Net income	—	—	991	—	—	991	2	993
Other comprehensive income/(loss), net	—	—	—	(225)	—	(225)	(1)	(226)
Common stock issued (a)	—	58	—	—	—	58	—	58
Treasury stock/other	—	—	—	—	(75)	(75)	—	(75)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(600)	—	—	(600)	—	(600)
Balance at September 30, 2018	$41	$22,011	$23,384	$(7,429)	$(1,417)	$36,590	$29	$36,619

Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (a)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434
Net income	—	—	148	—	—	148	2	150
Other comprehensive income/(loss), net	—	—	—	65	—	65	—	65
Common stock issued (a)	—	85	—	—	—	85	—	85
Treasury stock/other	—	—	—	—	6	6	1	7
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(605)	—	—	(605)	—	(605)
Balance at June 30, 2019	$41	$22,111	$22,769	$(7,436)	$(1,388)	$36,097	$39	$36,136
Net income	—	—	425	—	—	425	(2)	423
Other comprehensive income/(loss), net	—	—	—	(406)	—	(406)	—	(406)
Common stock issued (a)	—	68	—	—	—	68	—	68
Treasury stock/other	—	—	—	—	(231)	(231)	1	(230)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(604)	—	—	(604)	—	(604)
Balance at September 30, 2019	$41	$22,179	$22,590	$(7,842)	$(1,619)	$35,349	$38	$35,387
__________

(a)	Includes impacts of share-based compensation.

(b)	Dividends and dividend equivalents declared for Common and Class B Stock.

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  PRESENTATION

For purposes of this report, “Ford,” the “Company,” “we,” “our,” “us,” or similar references mean Ford Motor Company, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. We also make reference to Ford Motor Credit Company LLC, herein referenced to as Ford Credit. Our financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X.

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

We also adopted the following ASUs during 2019, none of which had a material impact to our financial statements or financial statement disclosures:

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We will adopt the new standard and the related amendments on January 1, 2020. Based on our current loan portfolio and forecasts of future macroeconomic conditions, we estimate that the allowance for credit losses reported in Ford Credit finance receivables, net on our consolidated balance sheet will increase by about $200 million at adoption. We will record the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.  The increase is primarily for our consumer loan portfolio as it will cover expected credit losses over the full remaining expected life of the loans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$33,352	$—	$—	$33,352
Used vehicles	620	—	—	620
Extended service contracts	333	—	—	333
Other revenue	201	8	53	262
Revenues from sales and services	34,506	8	53	34,567

Leasing income	154	—	1,463	1,617
Financing income	—	—	1,443	1,443
Insurance income	—	—	39	39
Total revenues	$34,660	$8	$2,998	$37,666

	Third Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,609	$—	$—	$32,609
Used vehicles	647	—	—	647
Extended service contracts	347	—	—	347
Other revenue	183	14	55	252
Revenues from sales and services	33,786	14	55	33,855

Leasing income	145	—	1,480	1,625
Financing income	—	—	1,472	1,472
Insurance income	—	—	38	38
Total revenues	$33,931	$14	$3,045	$36,990

	First Nine Months 2018
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$105,338	$—	$—	$105,338
Used vehicles	2,203	—	—	2,203
Extended service contracts	990	—	—	990
Other revenue	630	18	166	814
Revenues from sales and services	109,161	18	166	109,345

Leasing income	416	—	4,321	4,737
Financing income	—	—	4,340	4,340
Insurance income	—	—	123	123
Total revenues	$109,577	$18	$8,950	$118,545

	First Nine Months 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$102,420	$—	$—	$102,420
Used vehicles	2,509	—	—	2,509
Extended service contracts	1,028	—	—	1,028
Other revenue	615	26	161	802
Revenues from sales and services	106,572	26	161	106,759

Leasing income	356	—	4,429	4,785
Financing income	—	—	4,521	4,521
Insurance income	—	—	120	120
Total revenues	$106,928	$26	$9,231	$116,185

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in marketing incentives and returns we offer to our customers and their customers. As a result of changes in our estimate of marketing incentives, we recorded a decrease related to revenue recognized in prior periods of $320 million and $454 million in the third quarter of 2018 and 2019, respectively.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). At December 31, 2017 and December 31, 2018, $3.8 billion and $4 billion, respectively, of unearned revenue associated with outstanding contracts was reported in Other liabilities and deferred revenue. We recognized $262 million and $274 million of the unearned amounts as revenue during the third quarter of 2018 and 2019, respectively, and $829 million and $864 million in the first nine months of 2018 and 2019, respectively. At September 30, 2019, the unearned amount was $4.1 billion. We expect to recognize approximately $300 million of the unearned amount in the remainder of 2019, $1.2 billion in 2020, and $2.6 billion thereafter.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $247 million and $265 million in deferred costs as of December 31, 2018 and September 30, 2019, respectively, and recognized $18 million and $17 million of amortization during the third quarter of 2018 and 2019, respectively, and $55 million and $56 million in the first nine months of 2018 and 2019, respectively.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Net periodic pension and other postretirement employee benefits (OPEB) income/(cost), excluding service cost	$378	$(21)	$1,284	$362
Investment-related interest income	169	202	482	612
Interest income/(expense) on income taxes	(5)	(5)	28	(26)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(76)	199	136	79
Gains/(Losses) on changes in investments in affiliates	(14)	44	44	46
Gains/(Losses) on extinguishment of debt	—	(1)	—	(54)
Royalty income	115	91	387	283
Other	38	25	111	132
Total	$605	$534	$2,472	$1,434

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

In the third quarter, we recognized a tax benefit of $442 million, primarily from non-U.S. restructuring items, resulting in a tax rate of 2,326% on our $19 million loss before income taxes. Our effective tax rate for the first nine months of 2019 was 2.2%.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Basic and Diluted Income Attributable to Ford Motor Company
Basic income	$991	$425	$3,793	$1,719
Diluted income	991	425	3,793	1,719

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,976	3,970	3,976	3,976
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	24	37	23	30
Diluted shares	4,000	4,007	3,999	4,006

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2018
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$220	$—	$139	$359
U.S. government agencies	2	496	—	25	521
Non-U.S. government and agencies	2	169	—	114	283
Corporate debt	2	174	—	884	1,058
Total marketable securities classified as cash equivalents		1,059	—	1,162	2,221
Cash, time deposits, and money market funds		5,999	53	8,445	14,497
Total cash and cash equivalents		$7,058	$53	$9,607	$16,718

Marketable securities
U.S. government	1	$3,014	$—	$289	$3,303
U.S. government agencies	2	1,953	—	65	2,018
Non-U.S. government and agencies	2	4,674	—	610	5,284
Corporate debt	2	5,614	—	198	5,812
Equities (a)	1	424	—	—	424
Other marketable securities	2	246	—	146	392
Total marketable securities		$15,925	$—	$1,308	$17,233

Restricted cash		$16	$33	$140	$189

		September 30, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,044	$—	$447	$1,491
U.S. government agencies	2	507	—	571	1,078
Non-U.S. government and agencies	2	702	—	1,405	2,107
Corporate debt	2	331	—	872	1,203
Total marketable securities classified as cash equivalents		2,584	—	3,295	5,879
Cash, time deposits, and money market funds		6,246	114	8,284	14,644
Total cash and cash equivalents		$8,830	$114	$11,579	$20,523

Marketable securities
U.S. government	1	$2,705	$—	$710	$3,415
U.S. government agencies	2	1,733	—	340	2,073
Non-U.S. government and agencies	2	4,021	—	1,927	5,948
Corporate debt	2	4,291	—	193	4,484
Equities (a)	1	358	—	—	358
Other marketable securities	2	246	—	284	530
Total marketable securities		$13,354	$—	$3,454	$16,808

Restricted cash		$10	$21	$127	$158

__________
(a) Net unrealized gains/losses on equities were a $25 million gain and a $72 million loss at December 31, 2018 and September 30, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) debt securities were as follows (in millions):

	December 31, 2018
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,933	$5	$(10)	$2,928	$1,714	$1,214	$—
U.S. government agencies	1,920	—	(18)	1,902	797	1,087	18
Non-U.S. government and agencies	3,841	4	(37)	3,808	194	3,614	—
Corporate debt	4,010	3	(33)	3,980	1,148	2,830	2
Other marketable securities	207	—	—	207	1	134	72
Total	$12,911	$12	$(98)	$12,825	$3,854	$8,879	$92

	September 30, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,624	$13	$—	$2,637	$1,358	$1,260	$19
U.S. government agencies	1,665	2	(1)	1,666	1,052	574	40
Non-U.S. government and agencies	3,714	21	(2)	3,733	1,062	2,671	—
Corporate debt	4,083	51	(1)	4,133	821	3,312	—
Other marketable securities	201	2	—	203	—	125	78
Total	$12,287	$89	$(4)	$12,372	$4,293	$7,942	$137

Sales proceeds and gross realized gains/losses from the sale of AFS debt securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Automotive
Sales proceeds	$1,327	$1,176	$4,173	$4,176
Gross realized gains	—	3	1	8
Gross realized losses	4	—	15	10

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS debt securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2018
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Automotive
U.S. government	$199	$(1)	$1,637	$(9)	$1,836	$(10)
U.S. government agencies	193	(1)	1,596	(17)	1,789	(18)
Non-U.S. government and agencies	341	(1)	2,445	(36)	2,786	(37)
Corporate debt	1,816	(16)	856	(17)	2,672	(33)
Other marketable securities	125	—	—	—	125	—
Total	$2,674	$(19)	$6,534	$(79)	$9,208	$(98)

	September 30, 2019
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$253	$—	$174	$—	$427	$—
U.S. government agencies	171	(1)	889	(1)	1,060	(2)
Non-U.S. government and agencies	401	—	816	(1)	1,217	(1)
Corporate debt	141	—	137	(1)	278	(1)
Other marketable securities	28	—	15	—	43	—
Total	$994	$(1)	$2,031	$(3)	$3,025	$(4)

During the first nine months of 2018 and 2019, we did not recognize any other-than-temporary impairment loss.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statement of cash flows were as follows (in millions):

	December 31, 2018	September 30, 2019
Cash and cash equivalents	$16,718	$20,523
Restricted cash (a)	189	158
Total cash, cash equivalents, and restricted cash	$16,907	$20,681
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed. Finance receivables, net were as follows (in millions):

	December 31, 2018	September 30, 2019
Consumer
Retail installment contracts, gross	$70,874	$68,559
Finance leases, gross	8,748	8,832
Retail financing, gross	79,622	77,391
Unearned interest supplements	(3,508)	(3,595)
Consumer finance receivables	76,114	73,796
Non-Consumer
Dealer financing	34,372	31,430
Non-Consumer finance receivables	34,372	31,430
Total recorded investment	$110,486	$105,226

Recorded investment in finance receivables	$110,486	$105,226
Allowance for credit losses	(589)	(513)
Finance receivables, net	$109,897	$104,713

Current portion	$54,353	$51,183
Non-current portion	55,544	53,530
Finance receivables, net	$109,897	$104,713

Net finance receivables subject to fair value (a)	$101,471	$96,244
Fair value (b)	100,877	96,499
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

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Ford Credit offers finance leases to individuals, leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases for the third quarter of 2018 and 2019 was $91 million and $90 million, respectively, and for the first nine months of 2018 and 2019 was $281 million and $279 million, respectively. Financing revenue from finance leases is included in Ford Credit revenues on the consolidated income statement.

The amounts contractually due on Ford Credit’s finance lease receivables were as follows (in millions):

September 30, 2019
Within one year	$2,032
After one year and within two years	1,980
After two years and within three years	1,534
After three years and within four years	708
After four years and within five years	114
After five years	2
Total future cash payments	6,370
Less: Present value discount	(316)
Finance lease receivables	$6,054

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net is as follows (in millions):

September 30, 2019
Finance lease receivables	$6,054
Unguaranteed residual assets	2,653
Initial direct costs	125
Finance leases, gross	8,832
Unearned interest supplements from Ford and affiliated companies	(346)
Allowance for credit losses	(17)
Finance leases, net	$8,469

At December 31, 2018 and September 30, 2019, accrued uncollected interest was $264 million and $241 million, respectively, which is reported in Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2018 and September 30, 2019, were consumer receivables of $40.7 billion and $37.8 billion, respectively, and non-consumer receivables of $25.7 billion and $24 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Aging

For all finance receivables, Ford Credit defines “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At September 30, 2019, there were no balances greater than 90 days past due that are still accruing interest.

The aging analysis of Ford Credit’s finance receivables balances was as follows (in millions):

	December 31, 2018	September 30, 2019
Consumer
31-60 days past due	$859	$741
61-90 days past due	123	110
91-120 days past due	39	39
Greater than 120 days past due	39	38
Total past due	1,060	928
Current	75,054	72,868
Consumer finance receivables	76,114	73,796
Non-Consumer
Total past due	76	70
Current	34,296	31,360
Non-Consumer finance receivables	34,372	31,430
Total recorded investment	$110,486	$105,226

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables was as follows (in millions):

	December 31, 2018	September 30, 2019
Dealer Financing
Group I	$27,032	$24,594
Group II	5,635	4,733
Group III	1,576	2,012
Group IV	129	91
Total recorded investment	$34,372	$31,430

Impaired Receivables. Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and September 30, 2019 was $370 million and $334 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and September 30, 2019 was $129 million and $91 million, or 0.4% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. FORD CREDIT ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2018			First Nine Months 2018
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$573	$14	$587	$582	$15	$597
Charge-offs	(128)	(43)	(171)	(382)	(46)	(428)
Recoveries	40	4	44	126	6	132
Provision for credit losses	73	52	125	237	52	289
Other	1	—	1	(4)	—	(4)
Ending balance	$559	$27	$586	$559	$27	$586

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$538	$14	$552
Specific impairment allowance				21	13	34
Ending balance				559	27	586

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$76,315	$31,588	$107,903
Specifically evaluated for impairment				379	165	544
Recorded investment				76,694	31,753	108,447

Ending balance, net of allowance for credit losses				$76,135	$31,726	$107,861

	Third Quarter 2019			First Nine Months 2019
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(129)	(1)	(130)	(383)	(18)	(401)
Recoveries	41	—	41	129	8	137
Provision for credit losses	93	—	93	187	2	189
Other	(3)	(1)	(4)	(1)	—	(1)
Ending balance	$498	$15	$513	$498	$15	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$479	$13	$492
Specific impairment allowance				19	2	21
Ending balance				498	15	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$73,462	$31,339	$104,801
Specifically evaluated for impairment				334	91	425
Recorded investment				73,796	31,430	105,226

Ending balance, net of allowance for credit losses				$73,298	$31,415	$104,713

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2018	September 30, 2019
Raw materials, work-in-process, and supplies	$4,536	$4,524
Finished products	6,684	7,927
Total inventories	$11,220	$12,451

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

The net investment in operating leases was as follows (in millions):

	December 31, 2018	September 30, 2019
Automotive Segment
Vehicles, net of depreciation	$1,705	$1,960
Ford Credit Segment
Vehicles and other equipment, at cost (a)	33,557	33,298
Accumulated depreciation	(6,143)	(5,806)
Total Ford Credit Segment	27,414	27,492
Total	$29,119	$29,452
__________

(a)
Includes Ford Credit’s operating lease assets of $16.3 billion and $12.7 billion at December 31, 2018 and September 30, 2019, respectively, that have been included in securitization transactions. These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Ford Credit Segment

Included in Ford Credit revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on operating leases at September 30, 2019 were as follows (in millions):

	Within one year	After one year and within two years	After two years and within three years	After three years and within four years	After four years and within five years	Total
Operating lease payments	$4,702	$2,917	$1,014	$72	$5	$8,710

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INVESTMENTS

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $250 million and $846 million at December 31, 2018 and September 30, 2019, respectively. The increase from December 31, 2018 primarily reflects the $500 million investment in Rivian we made during the second quarter of 2019, as well as adjustments for observable price events, none of which were material.

NOTE 13. GOODWILL

The net carrying amount of goodwill was $264 million and $291 million at December 31, 2018 and September 30, 2019, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheet. The increase from December 31, 2018 primarily reflects the acquisition of Journey Holding Corporation in the third quarter of 2019.

NOTE 14. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	September 30, 2019
Current
Dealer and dealers’ customer allowances and claims	$11,369	$11,578
Deferred revenue	2,095	2,570
Employee benefit plans	1,755	1,912
Accrued interest	988	865
OPEB (a)	339	341
Pension (a)	204	201
Operating lease liabilities	—	309
Other	3,806	3,955
Total current other liabilities and deferred revenue	$20,556	$21,731
Non-current
Pension (a)	$9,423	$8,860
OPEB (a)	5,220	5,186
Dealer and dealers’ customer allowances and claims	2,497	2,117
Deferred revenue	3,985	4,168
Operating lease liabilities	—	958
Employee benefit plans	1,080	1,133
Other	1,383	1,307
Total non-current other liabilities and deferred revenue	$23,588	$23,729
__________

(a)
Balances at September 30, 2019 reflect pension and OPEB liabilities at December 31, 2018, updated for service and interest cost, expected return on assets, settlement gain and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2018. Included in Other assets are pension assets of $3.3 billion and $3.7 billion at December 31, 2018 and September 30, 2019, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2018	2019	2018	2019	2018	2019
Service cost	$136	$121	$146	$125	$13	$11
Interest cost	367	381	168	170	49	53
Expected return on assets	(721)	(674)	(318)	(277)	—	—
Amortization of prior service costs/(credits)	36	22	6	8	(27)	(18)
Net remeasurement (gain)/loss	—	263	—	43	—	—
Separation programs/other	15	7	47	78	—	—
Settlements and curtailments	—	(16)	—	(19)	—	—
Net periodic benefit cost/(income)	$(167)	$104	$49	$128	$35	$46

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2018	2019	2018	2019	2018	2019
Service cost	$408	$349	$449	$381	$40	$33
Interest cost	1,100	1,199	517	519	147	158
Expected return on assets	(2,165)	(1,972)	(981)	(844)	—	—
Amortization of prior service costs/(credits)	107	65	19	25	(82)	(53)
Net remeasurement (gain)/loss	(26)	253	—	43	—	—
Separation programs/other	29	8	65	322	1	—
Settlements and curtailments	(15)	(66)	—	(19)	—	—
Net periodic benefit cost/(income)	$(562)	$(164)	$69	$427	$106	$138

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statement.

As part of our ongoing global redesign activities, we recognized additional pension expense of $85 million and $330 million in the third quarter and first nine months of 2019, respectively, related to separation programs.  In addition, in the third quarter, we recognized settlements and curtailments, which required plan remeasurements at current discount rates, asset returns, and economic conditions.  This resulted in remeasurement losses of $306 million and $296 million in the third quarter and first nine months of 2019, respectively. Additionally, we recognized settlement and curtailment gains of $35 million and $85 million in the third quarter and first nine months of 2019, respectively.  Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2019, we expect to contribute about $750 million (most of which are mandatory contributions) from cash and cash equivalents to our worldwide funded pension plans and to make about $350 million of benefit payments to participants in unfunded plans, for a total of about $1.1 billion. In the first nine months of 2019, we contributed $611 million (including $140 million in discretionary contributions in the United States) to our worldwide funded pension plans and made $253 million of benefit payments to participants in unfunded plans.

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

Lease right-of-use assets and liabilities at September 30 were as follows (in millions):

September 30, 2019
Operating leases
Other assets, non-current	$1,264

Other liabilities and deferred revenue, current	$309
Other liabilities and deferred revenue, non-current	958
Total operating lease liabilities	$1,267

Finance leases
Property and equipment, gross	$227
Accumulated depreciation	(40)
Property and equipment, net	$187

Automotive debt payable within one year	$88
Automotive long-term debt	68
Total finance lease liabilities	$156

Minimum non-cancellable operating lease commitments at December 31, 2018 were as follows (in millions):

Operating Leases
2019	$363
2020	271
2021	193
2022	141
2023	106
Thereafter	437
Total	$1,511

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. LEASE COMMITMENTS (Continued)

The amounts contractually due on our lease liabilities as of September 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases (a)
Within one year	$347	$93
After one year and within two years	258	25
After two years and within three years	185	19
After three years and within four years	141	15
After four years and within five years	110	8
After five years	394	6
Total	1,435	166
Less: Present value discount	168	10
Total lease liabilities	$1,267	$156
__________

(a)	Excludes approximately $400 million in future lease payments for a 20-year finance lease commencing in a future period.

Supplemental cash flow information related to leases for the period ended September 30 was as follows (in millions):

First Nine Months 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$320
Operating cash flows from finance leases	4
Financing cash flows from finance leases	25
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$245
Finance leases	16

The components of lease expense for the periods ended September 30 were as follows (in millions):

	Third Quarter 2019	First Nine Months 2019
Operating lease expense	$108	$328
Variable lease expense	15	46
Sublease income	(5)	(13)
Finance lease expense
Amortization of right-of-use assets	3	10
Interest on lease liabilities	1	4
Total lease expense	$122	$375

The weighted average remaining lease term and weighted average discount rate at September 30 were as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.7
Finance leases	2.9
Weighted average discount rate
Operating leases	3.5%
Finance leases	3.5%

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

Automotive	December 31, 2018	September 30, 2019
Debt payable within one year
Short-term	$614	$512
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	1,125	519
Unamortized (discount)/premium	(16)	—
Total debt payable within one year	2,314	1,622
Long-term debt payable after one year
Public unsecured debt securities (a)	9,033	9,783
DOE ATVM Incentive Program	1,470	1,027
Delayed draw term loan (b)	—	1,500
Other debt	1,026	562
Adjustments
Unamortized (discount)/premium	(224)	(164)
Unamortized issuance costs	(72)	(93)
Total long-term debt payable after one year	11,233	12,615
Total Automotive	$13,547	$14,237
Fair value of Automotive debt (c)	$13,319	$14,806
Ford Credit
Debt payable within one year
Short-term	$14,705	$13,541
Long-term payable within one year
Unsecured debt	14,373	14,854
Asset-backed debt	22,130	24,496
Adjustments
Unamortized (discount)/premium	2	—
Unamortized issuance costs	(16)	(19)
Fair value adjustments (d)	(15)	(20)
Total debt payable within one year	51,179	52,852
Long-term debt payable after one year
Unsecured debt	52,409	55,651
Asset-backed debt	36,844	30,209
Adjustments
Unamortized (discount)/premium	—	(2)
Unamortized issuance costs	(195)	(200)
Fair value adjustments (d)	(171)	764
Total long-term debt payable after one year	88,887	86,422
Total Ford Credit	$140,066	$139,274
Fair value of Ford Credit debt (c)	$138,809	$140,110
Other
Long-term debt payable within one year	$—	$130
Long-term debt payable after one year
Unsecured debt	604	474
Adjustments
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(1)	(1)
Total long-term debt payable after one year	600	470
Total Other	$600	$600
Fair value of Other debt	$697	$709
__________

(a)	Public unsecured debt securities increased by $750 million reflecting our unsecured debt (retail bond) issuance in the second quarter of 2019.

(b)	We drew $500 million in the second quarter of 2019 and $1 billion in the third quarter of 2019 under our delayed draw term loan facility.

(c)
The fair value of debt includes $458 million and $396 million of Automotive segment short-term debt and $13.8 billion and $12.7 billion of Ford Credit segment short-term debt at December 31, 2018 and September 30, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

(d)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38 billion and $39.3 billion at December 31, 2018 and September 30, 2019, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges (a)	2018	2019	2018	2019
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts	$45	$(8)	$50	$90
Commodity contracts	—	(10)	—	(21)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(5)	—	19	(32)
Fair value changes on hedging instruments	(102)	203	(531)	927
Fair value changes on hedged debt	110	(194)	521	(910)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (b)	(10)	347	290	324
Cross-currency interest rate swap contracts	(75)	(257)	(258)	(261)
Interest rate contracts	9	18	(28)	(12)
Commodity contracts	(24)	(8)	(62)	(9)
Total	$(52)	$91	$1	$96
__________

(a)
For the third quarter and first nine months of 2018, a $91 million loss and a $30 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency exchange contracts. For the third quarter and first nine months of 2019, a $68 million loss and a $384 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency exchange contracts. For the third quarter and first nine months of 2019, a $32 million loss and $58 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to commodity contracts.

(b)
For the third quarter and first nine months of 2018, a $16 million loss and a $186 million gain were reported in Cost of sales and a $6 million gain and a $104 million gain were reported in Other income/(loss), net, respectively. For the third quarter and first nine months of 2019, a $193 million gain and a $136 million gain were reported in Cost of sales and a $154 million gain and $188 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			September 30, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,972	$391	$110	$13,849	$113	$208
Commodity contracts	327	—	20	559	—	56
Fair value hedges
Interest rate contracts	22,989	158	208	25,235	789	10
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,695	202	99	22,383	340	154
Cross-currency interest rate swap contracts	5,235	232	157	7,203	127	319
Interest rate contracts	76,904	235	274	64,523	271	290
Commodity contracts	638	3	45	426	2	18
Total derivative financial instruments, gross (a) (b)	$142,760	$1,221	$913	$134,178	$1,642	$1,055

Current portion		$681	$601		$590	$795
Non-current portion		540	312		1,052	260
Total derivative financial instruments, gross		$1,221	$913		$1,642	$1,055

__________

(a)	At December 31, 2018 and September 30, 2019, we held collateral of $19 million and $24 million, and we posted collateral of $59 million and $100 million, respectively.

(b)
At December 31, 2018 and September 30, 2019, the fair value of assets and liabilities available for counterparty netting was $434 million and $536 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Russia. On March 27, 2019, Ford Sollers Netherlands B.V. (“Ford Sollers”), a joint venture between Ford and Sollers PJSC (“Sollers”) in which Ford had control, announced its plan to restructure its business in Russia to focus exclusively on commercial vehicles and to exit the passenger car segment. As a result of these actions, Ford acquired 100% ownership of Ford Sollers and ceased production at the Naberezhnye Chelny and St. Petersburg vehicle assembly plants and the Elabuga engine plant during the second quarter of 2019.

Subsequent to completion of the restructuring actions, in July 2019, Ford sold a 51% controlling interest in the restructured entity to Sollers, which resulted in deconsolidation of our Ford Sollers subsidiary. Our continued involvement in Ford Sollers is accounted for as an equity method investment.

United Kingdom. On June 5, 2019, Ford Motor Company Limited (“Ford of Britain”), a subsidiary of Ford, announced its plan to exit the Ford Bridgend plant in South Wales in 2020.

India. In the third quarter of 2019, Ford committed to a plan to sell specific assets in our India Automotive operations. See Note 21 for more information concerning this plan.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France, and in March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. Furthermore, we are reducing our global workforce and taking other restructuring actions.

The following table summarizes the redesign-related activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter 2019	First Nine Months 2019
Beginning balance	$929	$291
Changes in accruals (a)	173	1,181
Payments	(334)	(692)
Foreign currency translation	(39)	(51)
Ending balance	$729	$729
__________
(a)    Excludes pension costs of $49 million and $244 million in the third quarter and first nine months of 2019, respectively.

We also recorded $821 million and $1.4 billion in the third quarter and first nine months of 2019, respectively, for the impairment of our held-for-sale India Automotive operations, accelerated depreciation, and other non-cash items. We estimate that we will incur total charges in 2019 that range between $3 billion and $3.5 billion related to the actions above, primarily attributable to employee separations, the impairment of our held-for-sale India Automotive operations, accelerated depreciation, and dealer and supplier settlements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. REDEEMABLE NONCONTROLLING INTEREST

We formed the Ford Sollers joint venture with Sollers in October 2011 to operate in Russia. The value of the redeemable noncontrolling interest, reflecting redemption features embedded in the 50% equity interest in the joint venture held by Sollers, reported in the mezzanine section of our consolidated balance sheet at December 31, 2018 was $100 million. The redeemable noncontrolling interest became exercisable beginning on January 1, 2019, and Sollers exercised its option in March 2019 for a value of $135 million. The $35 million increase in value from December 2018 was reported in Income/(Loss) attributable to noncontrolling interests on our consolidated income statement during the first quarter of 2019. We purchased the noncontrolling interest from Sollers in the second quarter of 2019, derecognized the redeemable noncontrolling interest balance, and restructured our Russian operations. Subsequent to completion of the restructuring actions, in July 2019, we sold a 51% controlling interest in our restructured operations to Sollers, which resulted in deconsolidation of our Ford Sollers subsidiary. See Note 19 for more information concerning the restructuring of our business in Russia.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. HELD-FOR-SALE OPERATIONS

Automotive Segment

In the third quarter of 2019, we committed to a plan to sell specific assets in our India Automotive operations. We entered into a definitive agreement to form a joint venture with Mahindra & Mahindra Limited (“Mahindra”), with Mahindra owning a 51% controlling stake and Ford owning a 49% stake. Under the terms of the transaction, which is expected to close in the next twelve months, we will sell certain India Automotive operations to the joint venture. Accordingly, we have reported the assets and liabilities of these operations as held for sale and ceased depreciation and amortization of those assets.

The assets and liabilities of our India Automotive operations classified as held for sale were as follows (in millions):

September 30, 2019
Assets
Trade and other receivables, net	$286
Inventories	289
Other assets, current	149
Net property	280
Other assets, non-current	12
Total assets of held-for-sale operations	1,016
Less: Intercompany asset balances	(204)
Consolidated total assets of held-for-sale operations (a)	$812

Liabilities
Payables	$573
Other liabilities and deferred revenue, current	74
Automotive debt payable within one year	92
Other liabilities and deferred revenue, non-current	28
Total liabilities of held-for-sale operations	767
Less: Intercompany liability balances	(243)
Consolidated total liabilities of held-for-sale operations (a)	$524
__________

(a)
As of September 30, 2019, intercompany items and transactions have been eliminated in the consolidated balance sheet. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

We recognized a pre-tax impairment charge of $799 million reported in Cost of sales in the third quarter of 2019 to adjust the carrying value of the held-for-sale assets to fair value less cost to sell. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach, estimated based on expected proceeds to be received, which we conclude is most representative of the value of the assets given the current market conditions, the characteristics of viable market participants, and the pending sales transaction. The transaction is subject to regulatory approvals and satisfaction of other closing conditions that may impact the final proceeds received.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Foreign currency translation
Beginning balance	$(4,577)	$(4,684)	$(4,277)	$(4,800)
Gains/(Losses) on foreign currency translation	(136)	(301)	(419)	(169)
Less: Tax/(Tax benefit)	(2)	58	17	74
Net gains/(losses) on foreign currency translation	(134)	(359)	(436)	(243)
(Gains)/Losses reclassified from AOCI to net income (a)	1	(1)	3	(1)
Other comprehensive income/(loss), net of tax	(133)	(360)	(433)	(244)
Ending balance	$(4,710)	$(5,044)	$(4,710)	$(5,044)

Marketable securities
Beginning balance	$(103)	$63	$(48)	$(59)
Gains/(Losses) on available for sale securities	(7)	15	(91)	169
Less: Tax/(Tax benefit)	(1)	4	(22)	40
Net gains/(losses) on available for sale securities	(6)	11	(69)	129
(Gains)/Losses reclassified from AOCI to net income	4	(3)	14	2
Less: Tax/(Tax benefit)	—	—	2	1
Net (gains)/losses reclassified from AOCI to net income	4	(3)	12	1
Other comprehensive income/(loss), net of tax	(2)	8	(57)	130
Ending balance	$(105)	$71	$(105)	$71

Derivative instruments
Beginning balance	$103	$(128)	$18	$201
Gains/(Losses) on derivative instruments	(91)	(100)	30	(442)
Less: Tax/(Tax benefit)	(21)	(17)	8	(95)
Net gains/(losses) on derivative instruments	(70)	(83)	22	(347)
(Gains)/Losses reclassified from AOCI to net income	(45)	18	(50)	(69)
Less: Tax/(Tax benefit)	(12)	4	(10)	(18)
Net (gains)/losses reclassified from AOCI to net income (b)	(33)	14	(40)	(51)
Other comprehensive income/(loss), net of tax	(103)	(69)	(18)	(398)
Ending balance	$—	$(197)	$—	$(197)

Pension and other postretirement benefits
Beginning balance	$(2,627)	$(2,687)	$(2,652)	$(2,708)
Amortization and recognition of prior service costs/(credits)	15	12	44	37
Less: Tax/(Tax benefit)	2	2	8	7
Net prior service costs/(credits) reclassified from AOCI to net income	13	10	36	30
Translation impact on non-U.S. plans	—	5	2	6
Other comprehensive income/(loss), net of tax	13	15	38	36
Ending balance	$(2,614)	$(2,672)	$(2,614)	$(2,672)

Total AOCI ending balance at September 30	$(7,429)	$(7,842)	$(7,429)	$(7,842)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $137 million. See Note 18 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

The maximum potential payments and the carrying value of recorded liabilities related to guarantees and limited indemnities were as follows (in millions):

	December 31, 2018	September 30, 2019
Maximum potential payments	$1,163	$874
Carrying value of recorded liabilities related to guarantees and limited indemnities	351	278

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $734 million as of September 30, 2019, included in the table above, represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $243 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $500 million. In addition, we have a reasonably possible risk of loss for an emission matter. At this stage, we cannot estimate the risk of loss or predict the outcome, and cannot provide reasonable assurance that it will not have a material adverse effect on us.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2018	2019
Beginning balance	$5,296	$5,137
Payments made during the period	(3,107)	(3,395)
Changes in accrual related to warranties issued during the period	1,832	2,180
Changes in accrual related to pre-existing warranties	792	1,355
Foreign currency translation and other	(103)	(57)
Ending balance	$4,710	$5,220

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

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. The underlying assets and liabilities associated with these activities remain with the respective Automotive and Mobility segments.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Third Quarter 2018
Revenues	$34,660	$8	$2,998	$—	$—	$—	$—		$37,666
Income/(loss) before income taxes	1,402	(196)	678	(216)	(343)	(231)	—		1,094
Equity in net income/(loss) of affiliated companies	(40)	—	8	—	—	—	—		(32)
Cash, cash equivalents, marketable securities, and restricted cash	23,595	56	12,884	—	—	—	—		36,535
Total assets	102,615	510	159,976	—	—	—	(4,135)	(a)	258,966

Third Quarter 2019
Revenues	$33,931	$14	$3,045	$—	$—	$—	$—		$36,990
Income/(loss) before income taxes	1,329	(290)	736	18	(276)	(1,536)	—		(19)
Equity in net income/(loss) of affiliated companies	(27)	2	9	—	—	—	—		(16)
Cash, cash equivalents, marketable securities, and restricted cash	22,194	135	15,160	—	—	—	—		37,489
Total assets	101,865	1,193	160,322	—	—	—	(5,223)	(a)	258,157

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Nine Months 2018
Revenues	$109,577	$18	$8,950	$—	$—	$—	$—		$118,545
Income/(loss) before income taxes	4,291	(479)	1,964	(231)	(933)	(250)	—		4,362
Equity in net income/(loss) of affiliated companies	232	—	20	—	—	—	—		252

First Nine Months 2019
Revenues	$106,928	$26	$9,231	$—	$—	$—	$—		$116,185
Income/(loss) before income taxes	4,711	(842)	2,368	(343)	(765)	(3,333)	—		1,796
Equity in net income/(loss) of affiliated companies	62	11	23	—	—	—	—		96

__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net income attributable to Ford Motor Company was $425 million in the third quarter of 2019 and $1.7 billion in the first nine months of 2019. Company adjusted EBIT was $1.8 billion in the third quarter of 2019 and $5.9 billion in the first nine months of 2019.

Net income includes certain items (“special items”) that are excluded from Company Adjusted EBIT. These items are discussed in more detail in Note 24 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Global Redesign
South America incl. São Bernardo do Campo closure	$(8)	$(43)	$(34)	$(479)
Europe excl. Russia	(77)	(215)	(102)	(1,039)
Russia	—	24	—	(358)
India	—	(799)	—	(799)
Separations and Other (not included above)	(139)	(10)	(139)	(93)
Subtotal Global Redesign	$(224)	$(1,043)	$(275)	$(2,768)
Other Items
Focus cancellation	$(7)	$—	$(16)	$(72)
Chariot closure	—	—	—	(11)
Transit Connect customs ruling	—	(187)	—	(187)
Subtotal Other Items	$(7)	$(187)	$(16)	$(270)
Pension and OPEB Gain / (Loss)
Other pension remeasurement	$—	$(306)	$26	$(295)
Pension curtailment	—	—	15	—
Subtotal Pension and OPEB Gain / (Loss)	$—	$(306)	$41	$(295)
Total EBIT Special Items	$(231)	$(1,536)	$(250)	$(3,333)

Cash effect of Global Redesign (incl. separations)	$(45)	$(334)	$(79)	$(692)

Tax special items	$48	$605	$53	$828

We recorded $1.5 billion of special item charges in the third quarter of 2019 with cash effects of $334 million. Actions related to our Global Redesign accounted for $1 billion of the special items, including $799 million for an impairment charge related to fixed assets in our India Automotive operations. We plan to sell these assets to an unconsolidated joint venture in India we are creating with Mahindra & Mahindra Limited. Special item charges also included $306 million for non-cash pension remeasurement losses and $187 million for the Transit Connect customs ruling.

In Note 24 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our third quarter and year-to-date 2019 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2018	2019	H / (L)	2018	2019	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$5.2	$4.7	$(0.4)	$13.7	$14.7	$1.1
Revenue ($B)	37.6	37.0	(2) %	118.5	116.2	(2) %
Net Income ($B)	1.0	0.4	(0.6)	3.8	1.7	(2.1)
Net Income Margin (%)	2.6%	1.1%	(1.5) ppts	3.2%	1.5%	(1.7) ppts
EPS (Diluted)	$0.25	$0.11	$(0.14)	$0.95	$0.43	$(0.52)

Non-GAAP Financial Measures *
Company Adj. Free Cash Flow ($B)	$0.1	$0.2	$0.1	$1.3	$2.3	$1.0
Company Adj. EBIT ($B)	1.7	1.8	0.1	5.5	5.9	0.3
Company Adj. EBIT Margin (%)	4.4%	4.8%	0.4 ppts	4.7%	5.1%	0.4 ppts
Adjusted EPS (Diluted)	$0.29	$0.34	$0.05	$1.00	$1.06	$0.06
Adjusted ROIC (Trailing Four Qtrs)	8.2%	9.0%	0.8 ppts

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2019, our diluted earnings per share of Common and Class B Stock was $0.11 and our diluted adjusted earnings per share was $0.34.

Net income margin was 1.1% in the third quarter of 2019, down 1.5 percentage points from a year ago. Company adjusted EBIT margin was 4.8% in the third quarter of 2019, up 0.4 percentage points from a year ago.

The table below shows our third quarter 2019 net income attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2018	2019	H / (L)	2018	2019	H / (L)
Automotive	$1,402	$1,329	$(73)	$4,291	$4,711	$420
Mobility	(196)	(290)	(94)	(479)	(842)	(363)
Ford Credit	678	736	58	1,964	2,368	404
Corporate Other	(216)	18	234	(231)	(343)	(112)
Company Adjusted EBIT *	$1,668	$1,793	$125	$5,545	$5,894	$349
Interest on Debt	(343)	(276)	67	(933)	(765)	168
Special Items	(231)	(1,536)	(1,305)	(250)	(3,333)	(3,083)
Taxes / Noncontrolling Interests	(103)	444	547	(569)	(77)	492
Net Income	$991	$425	$(566)	$3,793	$1,719	$(2,074)

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The $566 million year-over-year decline in net income in the third quarter of 2019 is more than explained by the $1.5 billion of special item charges discussed in more detail above under “Results of Operations.”

Company adjusted EBIT increased $125 million year over year in the third quarter of 2019 to $1.8 billion driven by improvement in our businesses in China, Europe, and North America, mark-to-market gains on investments (reflected in Corporate Other), and another strong performance by Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our third quarter 2019 Automotive segment EBIT by region (in millions).

	Third Quarter			First Nine Months
	2018	2019	H / (L)	2018	2019	H / (L)
North America	$1,960	$2,012	$52	$5,648	$5,912	$264
South America	(152)	(165)	(13)	(479)	(527)	(48)
Europe	(245)	(179)	66	(199)	(69)	130
China	(378)	(281)	97	(1,011)	(565)	446
Asia Pacific Operations	170	(31)	(201)	290	17	(273)
Middle East & Africa	47	(27)	(74)	42	(58)	(100)
Automotive Segment	$1,402	$1,329	$(73)	$4,291	$4,711	$420

The tables below and on the following pages provide third quarter and year-to-date 2019 key metrics and the change in third quarter 2019 EBIT compared with third quarter 2018 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China, Asia Pacific Operations, and Middle East & Africa. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	6.3%	6.0%	(0.3) ppts	6.5%	6.0%	(0.5) ppts
Wholesale Units (000)	1,353	1,244	(109)	4,508	4,033	(475)
Revenue ($B)	$34.7	$33.9	$(0.7)	$109.6	$106.9	$(2.7)
EBIT ($M)	$1,402	$1,329	$(73)	$4,291	$4,711	$420
EBIT Margin (%)	4.0%	3.9%	(0.1) ppts	3.9%	4.4%	0.5 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$1,402
Volume / Mix	(175)
Net Pricing	937
Cost	(679)
Exchange	(205)
Other	49
Third Quarter 2019 EBIT	$1,329

In the third quarter of 2019, wholesales in our Automotive segment declined 8 percent year over year, primarily driven by Europe, China, and South America, while Automotive revenue was down 2 percent, driven by exchange.

Our third quarter 2019 Automotive segment EBIT was $1.3 billion, down $73 million from a year ago, and EBIT margin was 3.9 percent, as higher net pricing and flat structural costs, excluding past service pension and OPEB costs, were offset by higher material costs associated with product launches, higher warranty expenses, and adverse exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	13.3%	12.6%	(0.7) ppts	13.6%	13.3%	(0.3) ppts
Wholesale Units (000)	644	639	(5)	2,182	2,085	(97)
Revenue ($B)	$22.3	$23.4	$1.1	$70.8	$72.7	$2.0
EBIT ($M)	$1,960	$2,012	$52	$5,648	$5,912	$264
EBIT Margin (%)	8.8%	8.6%	(0.2) ppts	8.0%	8.1%	0.1 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$1,960
Volume / Mix	70
Net Pricing	657
Cost	(721)
Exchange	31
Other	15
Third Quarter 2019 EBIT	$2,012

In North America, third quarter 2019 wholesales declined 1 percent from a year ago, driven by Mexico and Canada, while U.S. wholesales were up 1 percent. The decline primarily reflected the Explorer and Escape launch in 2019, the overlap of strong production of F-Series in the third quarter of 2018 to recover from the decline in production volume caused by the Meridian fire earlier in 2018, and our decision to exit low margin sedans. Favorable impacts from the introduction of the new Edge at the end of 2018 as well as Ranger largely offset the decline. Third quarter 2019 revenue increased 5 percent year over year, driven by higher net pricing and improved mix.

North America’s third quarter 2019 EBIT increased 3 percent from a year ago with an EBIT margin of 8.6 percent, driven by higher net pricing and higher volume in the United States. Launch-related production costs and higher warranty expenses were partial offsets.

South America

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	8.4%	7.1%	(1.3) ppts	8.6%	7.4%	(1.2) ppts
Wholesale Units (000)	94	79	(15)	276	222	(54)
Revenue ($B)	$1.3	$1.0	$(0.2)	$4.1	$2.9	$(1.1)
EBIT ($M)	$(152)	$(165)	$(13)	$(479)	$(527)	$(48)
EBIT Margin (%)	(11.8) %	(15.9) %	(4.1) ppts	(11.8) %	(17.9) %	(6.2) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$(152)
Volume / Mix	(38)
Net Pricing	162
Cost	(110)
Exchange	(29)
Other	2
Third Quarter 2019 EBIT	$(165)

In South America, third quarter 2019 wholesales declined 16 percent from a year ago, driven by a decrease in market share, primarily due to the strategic decision to exit heavy trucks and discontinue Fiesta and Focus. Third quarter 2019 revenue declined 19 percent year over year, driven by the lower volume and adverse exchange, and partially offset by higher net pricing.

South America’s third quarter 2019 EBIT loss of $165 million increased $13 million from a year ago despite significant macroeconomic headwinds, particularly in Argentina. Lower volume, higher inflationary costs, and adverse exchange were offset by higher net pricing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	7.0%	6.7%	(0.3) ppts	7.2%	6.9%	(0.3) ppts
Wholesale Units * (000)	356	303	(53)	1,172	1,073	(99)
Revenue ($B)	$7.4	$6.4	$(1.0)	$23.9	$21.6	$(2.3)
EBIT ($M)	$(245)	$(179)	$66	$(199)	$(69)	$130
EBIT Margin (%)	(3.3) %	(2.8) %	0.5 ppts	(0.8) %	(0.3) %	0.5 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$(245)
Volume / Mix	(144)
Net Pricing	71
Cost	74
Exchange	(130)
Other	195
Third Quarter 2019 EBIT	$(179)

*	Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 7,000 units in Q3 2018 and 6,000 units in Q3 2019). Revenue does not include these sales.

In Europe, third quarter 2019 wholesales declined 15 percent from a year ago, driven by our redesign actions to exit low margin businesses, including the discontinuation of the C-Max sedan. Third quarter 2019 revenue, which declined 14 percent year over year (or 9 percent excluding exchange), was also affected by the lower volume.

EBIT improved 27% year over year, primarily reflecting Europe’s redesign efforts. This is the first time in three years that we have posted two consecutive quarters of year-over-year improvement in Europe’s EBIT. This performance was driven by lower structural costs, stronger product mix, and higher profits from our commercial vehicle joint venture, Ford Otosan. Lower volume and adverse exchange were partial offsets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	2.9%	2.3%	(0.6) ppts	3.1%	2.2%	(0.9) ppts
Wholesale Units * (000)	153	134	(19)	559	375	(184)
Revenue ($B)	$1.2	$0.9	$(0.3)	$3.1	$2.7	$(0.4)
EBIT ($M)	$(378)	$(281)	$97	$(1,011)	$(565)	$446
EBIT Margin (%)	(31.4) %	(32.0) %	(0.6) ppts	(33.0) %	(21.3) %	11.7 ppts

China Unconsolidated Affiliates
Wholesales (000)	135	116	(19)	504	323	(181)
Ford Equity Income ($M)	$(38)	$(112)	$(74)	$103	$(146)	$(249)

*	Wholesale units include Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$(378)
Volume / Mix	5
Net Pricing	37
Cost	102
Exchange	10
Other (Including Joint Ventures)	(57)
Third Quarter 2019 EBIT	$(281)

In China, compared with a year ago, third quarter 2019 wholesales declined 12 percent and consolidated revenue was down 27 percent as improvements in mix and pricing were more than offset by lower volumes and lower component sales to our joint ventures in China. Our EBIT loss in China narrowed to $281 million in the third quarter, a year-over-year improvement of $97 million, driven by lower structural costs and favorable market factors in consolidated operations. This is the third consecutive quarter of year-over-year improvement in China’s EBIT.

Changan Ford dealer profitability and engagement are showing signs of improvement, and we are continuing to keep production aligned with demand to maintain appropriate dealer stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asia Pacific Operations

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	1.9%	1.7%	(0.2) ppts	1.9%	1.7%	(0.2) ppts
Wholesale Units (000)	80	65	(15)	241	211	(30)
Revenue ($B)	$1.9	$1.7	$(0.2)	$5.8	$5.3	$(0.5)
EBIT ($M)	$170	$(31)	$(201)	$290	$17	$(273)
EBIT Margin (%)	8.9%	(1.9) %	(10.8) ppts	5.0%	0.3%	(4.7) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$170
Volume / Mix	(88)
Net Pricing	(18)
Cost	27
Exchange	(69)
Other	(53)
Third Quarter 2019 EBIT	$(31)

In our Asia Pacific Operations, third quarter 2019 wholesales declined 19 percent from a year ago, primarily reflecting lower industry volume in key markets and lower market share. Third quarter 2019 revenue declined 12 percent year over year, driven by the lower industry volume as well as lower share and unfavorable mix.

Asia Pacific Operations third quarter 2019 EBIT was $201 million lower than a year ago, driven by unfavorable market factors and adverse exchange (primarily the Australian dollar and Thai baht), partially offset by lower costs.

Middle East & Africa

	Third Quarter			First Nine Months
Key Metrics	2018	2019	H / (L)	2018	2019	H / (L)
Market Share (%)	3.2%	3.3%	0.1 ppts	3.0%	3.1%	0.1 ppts
Wholesale Units (000)	25	24	(1)	77	67	(10)
Revenue ($B)	$0.6	$0.6	$—	$2.0	$1.8	$(0.2)
EBIT ($M)	$47	$(27)	$(74)	$42	$(58)	$(100)
EBIT Margin (%)	7.7%	(4.4) %	(12.2) ppts	2.1%	(3.3) %	(5.4) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2018 EBIT	$47
Volume / Mix	21
Net Pricing	29
Cost	(51)
Exchange	(18)
Other	(55)
Third Quarter 2019 EBIT	$(27)

In Middle East & Africa, third quarter 2019 wholesales declined 4 percent from a year ago, primarily driven by North Africa and South Africa. Third quarter 2019 revenue was about flat compared with a year ago.

Middle East & Africa third quarter 2019 EBIT was $74 million lower than a year ago, primarily driven by increased cost and adverse exchange, partially offset by higher net pricing and favorable series mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Automotive Causal Factors

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

•	Other – includes a variety of items, such as parts and services earnings, royalties, government incentives, and compensation-related changes

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

In our Mobility segment, our third quarter 2019 EBIT loss was $290 million, a $94 million higher loss than a year ago, primarily driven by our continued investment in mobility services. Our strategic investments in Mobility in the third quarter of 2019 increased by 48 percent year over year as we continue to build-out capabilities in connected services and autonomous vehicles.

In the third quarter of 2019, we announced the expansion of our collaboration with Volkswagen, including a commitment to invest in Argo AI. We will collaborate with Argo AI on the self-driving system, which will enable Volkswagen and us to reduce investment and development costs for our autonomous vehicle businesses by sharing costs and expertise.

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

The tables below provide third quarter and year-to-date 2019 key metrics and the change in third quarter 2019 EBT compared with third quarter 2018 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
GAAP Financial Measures	2018	2019	H / (L)	2018	2019	H / (L)
Net Receivables ($B)	$144	$140	(3) %	$144	$140	(3) %
Loss-to-Receivables * (bps)	51	51	—	50	48	(2)
Auction Values **	$19,190	$18,865	(2) %	$18,415	$18,160	(1) %
EBT ($M)	$678	$736	$58	$1,964	$2,368	$404
ROE (%)	13%	15%	2 ppts	14%	16%	2 ppts

Other Balance Sheet Metrics
Debt ($B)				$138	$139	1%
Net Liquidity ($B)				$29	$35	22%
Financial Statement Leverage (to 1)				9.1	9.8	0.7

*	U.S. retail financing only, previously included both retail financing and operating leases.

**	U.S. 36-month off-lease third quarter auction values at Q3 2019 mix and YTD amounts at 2019 YTD mix.

	First Nine Months
Non-GAAP Financial Measures	2018	2019	H / (L)
Managed Receivables * ($B)	$152	$149	(2) %
Managed Leverage ** (to 1)	8.4	8.8	0.4

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

**	See Liquidity and Capital Resources - Ford Credit Segment section for reconciliation to GAAP.

Change in EBT by Causal Factor (in millions)
Third Quarter 2018 EBT	$678
Volume / Mix	(19)
Financing Margin	5
Credit Loss	34
Lease Residual	6
Exchange	(8)
Other	40
Third Quarter 2019 EBT	$736
Ford Credit’s loss metrics reflected healthy and stable consumer credit conditions, and auction values for off-lease vehicles were slightly better than expected. We now believe full year 2019 auction values will be down about 2 percent on average year over year, at constant mix. Receivables were down year over year.

Ford Credit delivered $736 million of EBT, a 9 percent increase from a year ago, led by favorable derivatives market valuation and improved operating costs, which are both reflected in other. Favorable credit loss performance primarily reflects the non-recurrence of a non-consumer loss recognized in the third quarter of 2018. Unfavorable volume and mix, which was driven by lower receivables, was a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Ford Credit Causal Factors

In general, we measure year-over-year changes in Ford Credit’s EBT using the causal factors listed below:

•	Volume and Mix:

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which Ford Credit purchases retail installment sale and finance lease contracts (retail financing) and operating lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding

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

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•	Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•
Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•	Earnings Before Taxes (EBT) – Reflects Ford Credit’s income before income taxes

•	Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•
Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•	Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund)

•
Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation To Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2019, Corporate Other had an $18 million profit, reflecting mark-to-market and other gains on our investments of $113 million, including $77 million from Pivotal Software.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. Third quarter 2019 interest expense on Automotive and Other debt was $276 million, which is $67 million lower than a year ago, more than explained by lower foreign debt interest expense, including our repayment of higher-cost affiliate debt as discussed in the Liquidity and Capital Resources section below.

Taxes

In the third quarter of 2019, we recognized a tax benefit of $442 million. For the first nine months of 2019, we recognized a tax provision of $40 million. This resulted in effective tax rates of 2,326% and 2.2%, respectively, reflecting a benefit recognized during the third quarter for non-U.S. restructuring items.

Our third quarter and first nine months of 2019 adjusted effective tax rates, which exclude special items, were 10.7% and 16.9%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $37.5 billion.

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

Company excluding Ford Credit

	December 31, 2018	September 30, 2019
Balance Sheet
Company Cash	$23.1	$22.3
Liquidity	34.2	35.4

Debt	$(14.1)	$(14.8)
Cash Net of Debt	8.9	7.5

Pension Funded Status *
Funded Plans	$(0.3)	$0.4
Unfunded Plans	(6.0)	(5.8)
Total Global Pension	$(6.3)	$(5.4)

Total Funded Status OPEB	$(5.6)	$(5.5)

*
Balances at September 30, 2019 reflect net underfunded status at December 31, 2018, updated for service and interest cost, expected return on assets, settlement gain and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2018.

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

At September 30, 2019, we had Company cash of $22.3 billion, with 87% held by consolidated entities domiciled in the United States. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion. We expect to have periods when we will be above or below this amount due to:  (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

In addition to our Company cash target, we also target to maintain a $10 billion balance available under our corporate credit facility, discussed below, for our Automotive business to protect against exogenous shocks. We assess the appropriate long-term target for total Company liquidity, which includes Company cash and the Automotive portion of the corporate credit facility, to be at or above $30 billion, which is an amount we believe is sufficient to support our business priorities and to protect our business. At September 30, 2019, we had $35.4 billion of Company liquidity, which is up over $1 billion from December 31, 2018, reflecting the addition of our supplemental credit facility (described below in Available Credit Lines). We may reduce our Company cash and liquidity targets over time, based on improved operating performance and changes in our risk profile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, and all other and timing differences. Non-operating items include: Global Redesign (including separation payments), changes in Automotive and Other debt, contributions to funded pension plans, shareholder distributions, and other items (including acquisitions and divestitures and other transactions with Ford Credit).

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate when wholesale volumes decrease. These working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Company Excluding Ford Credit
Company Adjusted EBIT* excluding Ford Credit	$1.0	$1.1	$3.6	$3.5

Capital spending	$(2.0)	$(1.8)	$(5.6)	$(5.3)
Depreciation and tooling amortization	1.4	1.4	4.0	4.1
Net spending	$(0.6)	$(0.4)	$(1.6)	$(1.2)

Changes in working capital	$(0.3)	$(1.4)	$(1.3)	$(1.0)
Ford Credit distributions	0.6	1.1	2.1	2.4
All other and timing differences	(0.6)	(0.1)	(1.4)	(1.4)
Company adjusted free cash flow *	$0.1	$0.2	$1.3	$2.3

Global Redesign (including separations)	$—	$(0.3)	$(0.1)	$(0.7)
Changes in debt	(0.7)	0.4	(0.6)	0.7
Funded pension contributions	(0.1)	(0.2)	(0.3)	(0.6)
Shareholder distributions	(0.7)	(0.8)	(2.5)	(2.0)
All other (including acquisitions and divestitures)	(0.1)	(0.1)	(0.7)	(0.4)
Change in cash	$(1.5)	$(0.9)	$(2.9)	$(0.8)

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

*	Note: Numbers may not sum due to rounding.

Capital spending was $1.8 billion in the third quarter of 2019 and $5.3 billion year to date. Year-to-date capital spending was 6 percent lower than a year ago. We expect full year 2019 capital spending to be about $7.5 billion.

Third quarter 2019 working capital was $1.4 billion negative. Year-to-date 2019 working capital was $1 billion negative, more than explained by higher inventory.

Third quarter and year-to-date 2019 all other and timing differences were both negative, reflecting assorted timing differences, interest payments on Automotive and Other debt, and cash taxes.

In the third quarter and first nine months of 2019, we contributed $211 million and $611 million, respectively, to our worldwide funded pension plans. We now expect full year contributions to our funded plans to total about $750 million (most of which are mandatory contributions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shareholder distributions were $835 million in the third quarter of 2019 and $2 billion year-to-date. We expect full year 2019 distributions of $2.6 billion.

Available Credit Lines. Total committed Company credit lines excluding Ford Credit at September 30, 2019 were $14.9 billion, consisting of $10.4 billion of our corporate credit facility, $3.5 billion of our supplemental credit facility, and $1 billion of local credit facilities. At September 30, 2019, the utilized portion of the corporate credit facility was $28 million, representing amounts utilized for letters of credit. At September 30, 2019, the utilized portion of the local credit facilities was $190 million. The utilized portion of our supplemental credit facility is described below.

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

Earlier this year, we closed on a $3.5 billion supplemental credit facility, further strengthening our liquidity and providing additional financial flexibility. The terms and conditions of the supplemental credit facility are consistent with our corporate credit facility; however, unlike our corporate credit facility, the supplemental facility is intended to be utilized and includes a $2 billion revolving facility maturing on April 30, 2022 and a $1.5 billion delayed draw term loan facility maturing on December 31, 2022. We drew $500 million under the term loan facility in the second quarter of 2019 and the remaining $1 billion under the term loan facility in the third quarter of 2019. As of October 23, 2019, all $2 billion under the supplemental revolving facility was available for use.

Debt. As shown in Note 17 of the Notes to the Financial Statements, at September 30, 2019, Company debt excluding Ford Credit was $14.8 billion, including Automotive debt of $14.2 billion. Both balances were $690 million higher than at December 31, 2018, and include the $1.5 billion drawn under the term loan facility described above and our $750 million unsecured debt (retail bond) issuance in the second quarter of 2019.  The impact of these transactions is leverage neutral after taking into consideration debt reduction actions we took late last year and this year to repay higher-cost affiliate debt.

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

The following table shows funding for Ford Credit’s managed receivables (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Term Debt (incl. Bank Borrowings)	$73	$70	$74
Term Asset-Backed Securities	55	60	55
Commercial Paper	4	4	4
Ford Interest Advantage / Deposits	6	6	7
Other	11	10	9
Equity	15	15	14
Adjustments for Cash	(12)	(10)	(14)
Total Managed Receivables *	$152	$155	$149

Securitized Funding as Percent of Managed Receivables	36%	39%	37%

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $149 billion at September 30, 2019, and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37%. Ford Credit targets a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and its global public term funding issuances through October 22, 2019, excluding short-term funding programs (in billions):

	2017 Actual	2018 Actual	2019 Forecast	Through Oct 22
Unsecured - Currency of issuance (USD equivalent)
USD	$10	$6	$ 9 - 10	$9
CAD	2	1	1	1
EUR / GBP	3	4	4 - 5	4
Other	1	1	1	1
Total unsecured	$16	$13	$ 15 - 17	$14
Securitizations *	15	14	13 - 14	12
Total public	$32	$27	$ 28 - 31	$26

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

*	Note: Numbers may not sum due to rounding.

Ford Credit’s total unsecured public term funding plan is categorized by currency of issuance. Ford Credit plans to continue issuing its eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, Ford Credit now projects full-year public term funding in the range of $28 billion to $31 billion.

Through October 22, 2019, Ford Credit has completed $26 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Liquidity Sources *
Cash	$12.1	$10.2	$14.3
Committed asset-backed facilities	32.0	35.4	35.2
Other unsecured credit facilities	3.0	3.0	2.6
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$50.1	$51.6	$55.1

Utilization of Liquidity *
Securitization cash	$(3.0)	$(3.0)	$(2.9)
Committed asset-backed facilities	(17.7)	(20.7)	(14.4)
Other unsecured credit facilities	(0.7)	(0.7)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(21.4)	$(24.4)	$(17.8)

Gross liquidity	$28.7	$27.2	$37.3
Adjustments	0.3	0.1	(1.9)
Net liquidity available for use	$29.0	$27.3	$35.4

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit targets liquidity of about $25 billion.

At September 30, 2019, Ford Credit’s net liquidity available for use was $35.4 billion, $8.1 billion higher than year-end 2018.

Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation. At September 30, 2019, Ford Credit’s liquidity sources including cash totaled $55.1 billion, up $3.5 billion from year-end 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Leverage Calculation
Debt *	$138.2	$140.1	$139.3
Adjustments for cash	(12.1)	(10.2)	(14.3)
Adjustments for derivative accounting *	0.6	0.2	(0.8)
Total adjusted debt	$126.7	$130.1	$124.2

Equity **	$15.2	$15.0	$14.2
Adjustments for derivative accounting *	(0.1)	(0.2)	—
Total adjusted equity	$15.1	$14.8	$14.2

GAAP Financial Measure
Financial statement leverage (to 1)	9.1	9.4	9.8
Non-GAAP Financial Measure ***
Managed leverage (to 1)	8.4	8.8	8.8

*
Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

**	Total shareholder’s interest reported on Ford Credit’s balance sheet.

***	See the Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At September 30, 2019, Ford Credit’s financial statement leverage was 9.8:1, and its managed leverage was 8.8:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of September 30, 2019, our total Company pension underfunded status reported on our balance sheet was $5.4 billion and reflects the net underfunded status at December 31, 2018, updated for service and interest cost, expected return on assets, settlement gain, curtailment gain, and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2018.

Based on our planning assumptions for asset returns, discount rates, and contributions, we expect our funded status to deteriorate at year-end 2019 compared to the end of 2018 due to the impact of expected lower discount rates on unfunded plans.

Return on Invested Capital. We analyze total Company performance using an adjusted Return on Invested Capital (“ROIC”) financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2018	September 30, 2019
Adjusted Net Operating Profit After Cash Tax
Net income attributable to Ford	$6.3	$1.6
Add: Noncontrolling interest	—	—
Less: Income tax	0.1	(0.1)
Add: Cash tax	(0.6)	(0.7)
Less: Interest on debt	(1.2)	(1.1)
Less: Total pension / OPEB income / (cost)	0.7	(1.2)
Add: Pension / OPEB service costs	(1.2)	(1.1)
Net operating profit after cash tax	$4.9	$2.3
Less: Special items (excl. pension / OPEB) pre-tax	(0.3)	(3.3)
Adjusted net operating profit after cash tax	$5.3	$5.6

Invested Capital
Equity	$36.6	$35.4
Redeemable noncontrolling interest	0.1	—
Debt (excl. Ford Credit)	15.3	14.8
Net pension and OPEB liability	11.3	10.9
Invested capital (end of period)	$63.3	$61.1
Average invested capital	$64.6	$62.1

ROIC *	7.7%	3.6%
Adjusted ROIC (Non-GAAP) **	8.2%	9.0%

*	Calculated as the sum of net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

**	Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

*	Note: Numbers may not sum due to rounding.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

•	On September 9, 2019, Moody’s downgraded the credit ratings for Ford and Ford Credit to non-investment grade (Ba1 from Baa3) and revised the outlook to stable from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Negative	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	BBB	Negative	BBB	F2	Negative	BBB-
Moody’s	N/A	Ba1	Stable	Ba1	NP	Stable	Baa3
S&P	BBB	BBB	Negative	BBB	A-2	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2019 Company guidance in our earnings release furnished on Form 8-K dated October 23, 2019.  The guidance is based on our expectations as of October 23, 2019, and assumes no material change in the current economic environment, including commodities, foreign exchange, and tariffs. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of Part II.

2019 Guidance
Total Company
Adjusted Free Cash Flow*	Higher than 2018
Adjusted EBIT*	$6.5B - $7.0B
Adjusted EPS*	$1.20 - $1.32 **
Global Redesign EBIT charges	$3.0B - $3.5B
Global Redesign cash effects	$1.0B - $1.5B
Pension contributions	About $750M
Pension funded status	Lower ***
Full-year shareholder distributions	$2.6B
Capital spending (excluding Ford Credit)	About $7.5B
Ford Credit
Ford Credit auction values	Down about 2% ****

*
When we provide guidance for Adjusted Free Cash Flow, Adjusted EBIT, and Adjusted EPS, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

**	Assumes an adjusted effective tax rate of around 12% - 13%, which is lower than our previous expectation, largely driven by more clarity on provisions in the U.S. Tax Cuts and Jobs Act of 2017.

***	At year-end 2019 compared with year-end 2018.

****	On average compared with full-year 2018 at constant mix.

Our guidance has been updated to reflect several headwinds that have intensified since we provided guidance on July 24, 2019, including:

•	Higher warranty — particularly related to coverages;

•	Higher incentives than planned in North America; and

•	China, due to lower volumes and JV profits.

We continue to expect strong market factors, lower full-year Automotive structural costs, excluding pensions and OPEB, and strength in Ford Credit. We also continue to expect adjusted free cash flow to be higher than in 2018, driven by our Automotive segment.

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

•
Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

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

•
Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above), tax special items and restructuring impacts in noncontrolling interests. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Net Income Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2018	2019	2018	2019	Memo: FY 2018
Net income / (loss) attributable to Ford (GAAP)	$991	$425	$3,793	$1,719	$3,677
Income / (Loss) attributable to noncontrolling interests	2	(2)	14	37	18
Net income / (loss)	$993	$423	$3,807	$1,756	$3,695
Less: (Provision for) / Benefit from income taxes	(101)	442	(555)	(40)	(650)
Income / (Loss) before income taxes	$1,094	$(19)	$4,362	$1,796	$4,345
Less: Special items pre-tax	(231)	(1,536)	(250)	(3,333)	(1,429)
Income / (Loss) before special items pre-tax	$1,325	$1,517	$4,612	$5,129	$5,774
Less: Interest on debt	(343)	(276)	(933)	(765)	(1,228)
Adjusted EBIT (Non-GAAP)	$1,668	$1,793	$5,545	$5,894	$7,002

Memo:
Revenue ($B)	$37.6	$37.0	$118.5	$116.2	$160.3
Net income margin (%)	2.6%	1.1%	3.2%	1.5%	2.3%
Adjusted EBIT margin (%)	4.4%	4.8%	4.7%	5.1%	4.4%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$991	$425	$3,793	$1,719
Less: Impact of pre-tax and tax special items	(183)	(931)	(197)	(2,505)
Less: Noncontrolling interests impact of Russia restructuring	—	—	—	(35)
Adjusted net income – diluted (Non-GAAP)	$1,174	$1,356	$3,990	$4,259

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,976	3,970	3,976	3,976
Net dilutive options, unvested restricted stock units and restricted stock	24	37	23	30
Diluted shares	4,000	4,007	3,999	4,006

Earnings per share – diluted (GAAP)	$0.25	$0.11	$0.95	$0.43
Less: Net impact of adjustments	(0.04)	(0.23)	(0.05)	(0.63)
Adjusted earnings per share – diluted (Non-GAAP)	$0.29	$0.34	$1.00	$1.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2018	2019	2018	2019	Memo: FY 2018
Pre-Tax Results ($M)
Income / (Loss) before income taxes (GAAP)	$1,094	$(19)	$4,362	$1,796	$4,345
Less: Impact of special items	(231)	(1,536)	(250)	(3,333)	(1,429)
Adjusted earnings before taxes (Non-GAAP)	$1,325	$1,517	$4,612	$5,129	$5,774

Taxes ($M)
(Provision for) / Benefit from income taxes (GAAP)	$(101)	$442	$(555)	$(40)	$(650)
Less: Impact of special items	48	605	53	828	(88)
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$(149)	$(163)	$(608)	$(868)	$(562)

Tax Rate (%)
Effective tax rate (GAAP)	9.2%	2,326%	12.7%	2.2%	15.0%
Adjusted effective tax rate (Non-GAAP)	11.2%	10.7%	13.2%	16.9%	9.7%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Net cash provided by / (used in) operating activities (GAAP)	$5,179	$4,732	$13,665	$14,739

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit free cash flows	$3,811	$4,523	$9,403	$10,908
Funded pension contributions	(123)	(211)	(283)	(611)
Global Redesign (including separations)	(45)	(334)	(79)	(692)
Other, net	163	(124)	104	30

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,968)	$(1,787)	$(5,635)	$(5,318)
Ford Credit distributions	600	1,100	2,063	2,425
Settlement of derivatives	109	16	62	76
Pivotal conversion to a marketable security	—	—	263	—

Company adjusted free cash flow (Non-GAAP)	$115	$207	$1,274	$2,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	September 30, 2018	December 31, 2018	September 30, 2019
Ford Credit finance receivables, net (GAAP) *	$107.9	$109.9	$104.7
Net investment in operating leases (GAAP) *	27.6	27.4	27.5
Consolidating adjustments **	8.1	8.9	8.1
Total net receivables	$143.6	$146.3	$140.3
Ford Credit unearned interest supplements and residual support	6.7	6.8	6.8
Allowance for credit losses	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.2	1.2	1.1
Total managed receivables (Non-GAAP)	$152.1	$154.9	$148.7
__________

*
Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

**
Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated balance sheet. Also includes eliminations of intersegment transactions.

*	Note: Numbers may not sum due to rounding.

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2019
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income	$(31)	$1,787	$—	$1,756
Depreciation and tooling amortization	4,574	2,736	—	7,310
Other amortization	38	(929)	—	(891)
Held-for-sale impairment charges	799	—	—	799
Provision for credit and insurance losses	—	292	—	292
Pension and OPEB expense/(income)	401	—	—	401
Equity investment (earnings)/losses in excess of dividends received	96	(23)	—	73
Foreign currency adjustments	116	(67)	—	49
Net (gain)/loss on changes in investments in affiliates	(39)	(7)	—	(46)
Stock compensation	232	6	—	238
Provision for deferred income taxes	(540)	137	—	(403)
Decrease/(Increase) in finance receivables (wholesale and other)	—	2,792	—	2,792
Decrease/(Increase) in intersegment receivables/payables	(684)	684	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,043)	20	—	(1,023)
Decrease/(Increase) in inventory	(1,790)	—	—	(1,790)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,364	(138)	—	5,226
Other	(4)	(40)	—	(44)
Interest supplements and residual value support to Ford Credit	(3,658)	3,658	—	—
Net cash provided by/(used in) operating activities	$3,831	$10,908	$—	$14,739

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(5,318)	$(40)	$—	$(5,358)
Acquisitions of finance receivables and operating leases	—	(41,142)	—	(41,142)
Collections of finance receivables and operating leases	—	37,854	—	37,854
Purchases of marketable securities and other investments	(7,929)	(4,438)	—	(12,367)
Sales and maturities of marketable securities and other investments	10,210	2,322	—	12,532
Settlements of derivatives	76	87	—	163
Other	(50)	(3)	—	(53)
Investing activity (to)/from other segments	2,504	—	(2,504)	—
Net cash provided by/(used in) investing activities	$(507)	$(5,360)	$(2,504)	$(8,371)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(1,794)	$—	$—	$(1,794)
Purchases of common stock	(237)	—	—	(237)
Net changes in short-term debt	18	(1,112)	—	(1,094)
Proceeds from issuance of long-term debt	2,282	33,423	—	35,705
Principal payments on long-term debt	(1,631)	(33,216)	—	(34,847)
Other	(86)	(87)	—	(173)
Financing activity to/(from) other segments	—	(2,504)	2,504	—
Net cash provided by/(used in) financing activities	$(1,448)	$(3,496)	$2,504	$(2,440)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(61)	$(93)	$—	$(154)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2019
	Third Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$33,931	$14	$—	$33,945	$3,045	$36,990
Total costs and expenses	33,158	339	1,386	34,883	2,368	37,251
Operating income	773	(325)	(1,386)	(938)	677	(261)
Interest expense on Automotive debt	—	—	262	262	—	262
Interest expense on Other debt	—	—	14	14	—	14
Other income/(loss), net	583	33	(132)	484	50	534
Equity in net income of affiliated companies	(27)	2	—	(25)	9	(16)
Income/(Loss) before income taxes	1,329	(290)	(1,794)	(755)	736	(19)
Provision for/(Benefit from) income taxes	132	(70)	(669)	(607)	165	(442)
Net income/(loss)	1,197	(220)	(1,125)	(148)	571	423
Less: Income/(Loss) attributable to noncontrolling interests	(2)	—	—	(2)	—	(2)
Net income/(loss) attributable to Ford Motor Company	$1,199	$(220)	$(1,125)	$(146)	$571	$425

	For the period ended September 30, 2019
	First Nine Months
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$106,928	$26	$—	$106,954	$9,231	$116,185
Total costs and expenses	103,742	986	3,322	108,050	7,104	115,154
Operating income	3,186	(960)	(3,322)	(1,096)	2,127	1,031
Interest expense on Automotive debt	—	—	723	723	—	723
Interest expense on Other debt	—	—	42	42	—	42
Other income/(loss), net	1,463	107	(354)	1,216	218	1,434
Equity in net income of affiliated companies	62	11	—	73	23	96
Income/(Loss) before income taxes	4,711	(842)	(4,441)	(572)	2,368	1,796
Provision for/(Benefit from) income taxes	757	(203)	(1,095)	(541)	581	40
Net income/(loss)	3,954	(639)	(3,346)	(31)	1,787	1,756
Less: Income/(Loss) attributable to noncontrolling interests	37	—	—	37	—	37
Net income/(loss) attributable to Ford Motor Company	$3,917	$(639)	$(3,346)	$(68)	$1,787	$1,719

(a) Other includes Corporate Other, Interest on Debt, and Special Items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2019
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$8,944	$11,579	$—	$20,523
Marketable securities	13,354	3,454	—	16,808
Ford Credit finance receivables, net	—	51,183	—	51,183
Trade and other receivables, less allowances	3,700	6,921	—	10,621
Inventories	12,451	—	—	12,451
Assets of held-for-sale operations	812	—	—	812
Other assets	2,061	1,295	—	3,356
Receivable from other segments	301	2,095	(2,396)	—
Total current assets	41,623	76,527	(2,396)	115,754

Ford Credit finance receivables, net	—	53,530	—	53,530
Net investment in operating leases	1,960	27,492	—	29,452
Net property	35,195	209	—	35,404
Equity in net assets of affiliated companies	2,502	121	—	2,623
Deferred income taxes	12,906	182	(2,411)	10,677
Other assets	8,458	2,259	—	10,717
Receivable from other segments	414	2	(416)	—
Total assets	$103,058	$160,322	$(5,223)	$258,157

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$21,156	$1,072	$—	$22,228
Other liabilities and deferred revenue	20,151	1,580	—	21,731
Automotive debt payable within one year	1,622	—	—	1,622
Ford Credit debt payable within one year	—	52,852	—	52,852
Other debt payable within one year	130	—	—	130
Liabilities of held-for-sale operations	524	—	—	524
Payable to other segments	2,396	—	(2,396)	—
Total current liabilities	45,979	55,504	(2,396)	99,087

Other liabilities and deferred revenue	22,607	1,122	—	23,729
Automotive long-term debt	12,615	—	—	12,615
Ford Credit long-term debt	—	86,422	—	86,422
Other long-term debt	470	—	—	470
Deferred income taxes	146	2,712	(2,411)	447
Payable to other segments	9	407	(416)	—
Total liabilities	$81,826	$146,167	$(5,223)	$222,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At September 30, 2019, total equity attributable to Ford was $35.3 billion, a decrease of $583 million compared with December 31, 2018. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$1.7
Shareholder distributions	(2.0)
Common stock issued (including share-based compensation impacts)	0.2
Other comprehensive income	(0.5)
Total	$(0.6)

U.S. Sales by Type. The following table shows third quarter 2019 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	309,920	304,584
SUVs	193,100	185,425
Cars	77,231	67,288
Total Vehicles	580,251	557,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

Based on events occurring subsequent to December 31, 2018, we are updating certain of the Critical Accounting Estimates disclosed in our 2018 Form 10-K Report.

Impairment of Long-Lived Assets

Nature of Estimates Required - Held-for-Sale Operations.   We perform an impairment test on an asset group to be discontinued, held for sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year.  We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group.  An impairment charge is recognized when the carrying value exceeds the estimated fair value.

Assumptions and Approach Used.  In the third quarter of 2019, we committed to a plan to sell specific assets in our India Automotive operations. We entered into a definitive agreement to form a joint venture with Mahindra & Mahindra Limited (“Mahindra”), with Mahindra owning a 51 percent controlling stake and Ford owning a 49 percent stake. Under the terms of the transaction, which is expected to close in the next twelve months, Ford will sell certain India Automotive operations to the joint venture.

Our commitment to sell the India Automotive operations triggered a held-for-sale impairment test in the third quarter of 2019. The fair value of the assets is measured using a market approach and estimated based on expected proceeds to be received, which we conclude is most representative of the value of the assets given the current market conditions, the characteristics of viable market participants, and the pending sales transaction. As a result of the impairment testing, we recognized a pre-tax impairment charge of $799 million reported in Cost of sales in the third quarter of 2019.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2019, was an asset of $1 million, compared with an asset of $363 million as of December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, was $2.2 billion at September 30, 2019, compared with $2.5 billion at December 31, 2018.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2019, was a liability of $72 million, compared with a liability of $62 million at December 31, 2018. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, was $91 million at September 30, 2019, compared with $90 million at December 31, 2018.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2019, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Tim Stone, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Transit Connect Customs Ruling (as previously reported on page 23 of our 2018 Form 10-K Report, in our Current Report on Form 8-K filed on June 12, 2019, and on page 74 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, CBP is requiring Ford to pay the 25% duty upon importation of Transit Connects that will be converted to cargo vehicles, and is seeking the difference in duty rates for prior imports. Our protest of the ruling within CBP was denied, and we filed a challenge in the U.S. Court of International Trade (“CIT”). On August 9, 2017, the CIT ruled in our favor. On October 6, 2017, CBP filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), and on June 7, 2019, a panel of three Federal Circuit judges ruled in favor of CBP. On July 22, 2019, we filed a petition for rehearing and rehearing en banc with the Federal Circuit. On October 16, 2019, the Federal Circuit denied our petition. We intend to file a petition for a writ of certiorari with the U.S. Supreme Court. If we prevail, we will receive a refund of the contested amounts paid, plus interest. If we do not prevail, CBP would recover the increased duties for prior imports, plus interest, and might assert a claim for penalties.

Emissions Certification (as previously reported on page 23 of our 2018 Form 10-K Report, on page 70 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and on page 74 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Company has become aware of a potential concern involving its U.S. emissions certification process. This matter currently focuses on issues relating to road load estimations, including analytical modeling and coastdown testing. The potential concern does not involve the use of defeat devices (see page 10 of our 2018 Form 10-K Report for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency and the California Air Resources Board on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice opened a criminal investigation into the matter. In addition, we have notified a number of other state and federal agencies. We continue to cooperate fully with all government agencies. At this stage, we cannot predict the outcome, and we cannot provide assurance that it will not have a material adverse effect on us.

ITEM 1A. Risk Factors.

The risk factor “Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” included in Item 1A of our 2018 Form 10-K Report is revised as follows:

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The potential phase out of LIBOR is one such risk that could cause market volatility or disruption. In July 2017 the chief executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR after 2021 or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential phase out of LIBOR could adversely affect Ford Credit’s access to the capital markets and cost of funding.  In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2019, we completed a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2019. The plan authorized repurchases of up to 25 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	5,520,119	$9.61	—	19,479,881
August 1, 2019 through August 31, 2019	19,479,881	$9.42	—	—
Total/Average	25,000,000	$9.46

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
__________
* Submitted electronically with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	October 23, 2019