Form 10-Q
period 2020-03-31
FORD MOTOR CO
filed 2020-04-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

or

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

As of April 24, 2020, Ford had outstanding 3,906,187,867 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

74

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2019	2020
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,183	$(1,993)
Depreciation and tooling amortization	2,429	2,444
Other amortization	(287)	(302)
Held-for-sale impairment charges	—	3
Provision for credit and insurance losses	43	598
Pension and other post-retirement employee benefits (“OPEB”) expense/(income)	(18)	(178)
Equity investment dividends received in excess of (earnings)/losses	17	118
Foreign currency adjustments	(49)	338
Net (gain)/loss on changes in investments in affiliates	(3)	(15)
Stock compensation	85	38
Provision for deferred income taxes	221	702
Decrease/(Increase) in finance receivables (wholesale and other)	(1,813)	(1,080)
Decrease/(Increase) in accounts receivable and other assets	(237)	39
Decrease/(Increase) in inventory	(1,083)	(1,177)
Increase/(Decrease) in accounts payable and accrued and other liabilities	2,944	194
Other	112	(202)
Net cash provided by/(used in) operating activities	3,544	(473)

Cash flows from investing activities
Capital spending	(1,633)	(1,780)
Acquisitions of finance receivables and operating leases	(12,595)	(12,184)
Collections of finance receivables and operating leases	12,336	12,709
Proceeds from sale of business (Note 17)	—	1,340
Purchases of marketable securities and other investments	(3,923)	(8,244)
Sales and maturities of marketable securities and other investments	4,441	4,998
Settlements of derivatives	(14)	131
Other	54	(84)
Net cash provided by/(used in) investing activities	(1,334)	(3,114)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(597)	(596)
Purchases of common stock	—	—
Net changes in short-term debt	420	(622)
Proceeds from issuance of long-term debt	15,411	26,691
Principal payments on long-term debt	(13,277)	(12,948)
Other	(84)	(71)
Net cash provided by/(used in) financing activities	1,873	12,454

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	(448)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$4,112	$8,419

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$16,907	$17,741
Net increase/(decrease) in cash, cash equivalents, and restricted cash	4,112	8,419
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$21,019	$26,160

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)

	For the periods ended March 31,
	2019	2020
	First Quarter
	(unaudited)
Revenues
Automotive	$37,239	$31,340
Ford Credit	3,097	2,967
Mobility	6	13
Total revenues (Note 3)	40,342	34,320

Costs and expenses
Cost of sales	33,942	30,522
Selling, administrative, and other expenses	2,843	2,432
Ford Credit interest, operating, and other expenses	2,355	2,924
Total costs and expenses	39,140	35,878
Operating income/(loss)	1,202	(1,558)

Interest expense on Automotive debt	231	214
Interest expense on Other debt	14	13

Other income/(loss), net (Note 4)	628	680
Equity in net income/(loss) of affiliated companies	25	(41)
Income/(Loss) before income taxes	1,610	(1,146)
Provision for/(Benefit from) income taxes	427	847
Net income/(loss)	1,183	(1,993)
Less: Income/(Loss) attributable to noncontrolling interests	37	—
Net income/(loss) attributable to Ford Motor Company	$1,146	$(1,993)

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.29	$(0.50)
Diluted income/(loss)	0.29	(0.50)

Weighted-average shares used in computation of earnings per share
Basic shares	3,973	3,963
Diluted shares	3,997	3,963

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2019	2020
	First Quarter
	(unaudited)
Net income/(loss)	$1,183	$(1,993)
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	243	(1,453)
Marketable securities	63	14
Derivative instruments	(446)	692
Pension and other postretirement benefits	5	14
Total other comprehensive income/(loss), net of tax	(135)	(733)
Comprehensive income/(loss)	1,048	(2,726)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	37	—
Comprehensive income/(loss) attributable to Ford Motor Company	$1,011	$(2,726)

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2019	March 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$17,504	$25,971
Marketable securities (Note 7)	17,147	20,399
Ford Credit finance receivables, net of allowance for credit losses of $162 and $389 (Note 8)	53,651	54,889
Trade and other receivables, less allowances of $63 and $72	9,237	6,625
Inventories (Note 9)	10,786	11,312
Assets held for sale (Note 17)	2,383	700
Other assets	3,339	4,380
Total current assets	114,047	124,276

Ford Credit finance receivables, net of allowance for credit losses of $351 and $842 (Note 8)	53,703	51,141
Net investment in operating leases	29,230	28,514
Net property	36,469	35,294
Equity in net assets of affiliated companies	2,519	2,275
Deferred income taxes	11,863	10,922
Other assets	10,706	11,728
Total assets	$258,537	$264,150

LIABILITIES
Payables	$20,673	$18,439
Other liabilities and deferred revenue (Note 12)	22,987	22,674
Automotive debt payable within one year (Note 14)	1,445	1,609
Ford Credit debt payable within one year (Note 14)	52,371	51,303
Other debt payable within one year (Note 14)	130	—
Liabilities held for sale (Note 17)	526	469
Total current liabilities	98,132	94,494

Other liabilities and deferred revenue (Note 12)	25,324	25,105
Automotive long-term debt (Note 14)	13,233	28,411
Ford Credit long-term debt (Note 14)	87,658	85,533
Other long-term debt (Note 14)	470	470
Deferred income taxes	490	439
Total liabilities	225,307	234,452

EQUITY
Common Stock, par value $.01 per share (4,023 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,165	22,150
Retained earnings	20,320	17,527
Accumulated other comprehensive income/(loss) (Note 18)	(7,728)	(8,461)
Treasury stock	(1,613)	(1,607)
Total equity attributable to Ford Motor Company	33,185	29,650
Equity attributable to noncontrolling interests	45	48
Total equity	33,230	29,698
Total liabilities and equity	$258,537	$264,150

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2019	March 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$2,549
Ford Credit finance receivables, net	58,478	54,038
Net investment in operating leases	14,883	14,410
Other assets	12	1
LIABILITIES
Other liabilities and deferred revenue	$19	$110
Debt	50,865	48,379

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (a)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434

Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698
__________

(a)	Includes impacts of share-based compensation.

(b)	Dividends and dividend equivalents declared for Common and Class B Stock.

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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K Report”).

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures.  Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, in late March 2020, we idled our manufacturing operations in regions around the world, other than China, where manufacturing operations were suspended in January and February, but began resuming operations in March. In addition, nearly all of our non-production employees outside of China are currently working remotely in order to reduce the spread of COVID-19.

To ensure the Company maintains sufficient cash reserves while taking these unprecedented actions in our operations, on March 19, 2020, we announced the suspension of our regular quarterly dividend and fully drew our corporate and supplemental revolving credit facilities for $15.4 billion (see Note 14). To further enhance our liquidity, on April 22, 2020, we issued in the aggregate $8 billion of three-year, five-year, and ten-year public, unsecured debt securities (see Note 21).

The full impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, the rate at which economic conditions, operations, and demand for our products return to pre-COVID-19 levels, and the risk of a recession in key markets due to the effects of the pandemic. Although the ultimate impact on Ford cannot be determined at this time, we expect our full year 2020 results of operations to be adversely affected.

Our first quarter 2020 results include various adjustments to our assets and liabilities made due to the impact of COVID-19, the most significant of which were a valuation allowance of $855 million on certain deferred tax assets (see Note 5), a charge of $486 million to the provision for credit losses on Ford Credit’s finance receivables (see Note 8), and approximately $100 million of adjustments to net realizable value for certain assets to account for declines in auction values. Our assessments of the effect of COVID-19 on our financial statements, including estimates, are based on a variety of factors and are subject to many uncertainties.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe the phased restart of our manufacturing plants, supply network, and other dependent functions is probable of commencing in the second quarter of 2020. We believe this, along with our cash on hand at March 31, 2020, funds received in April 2020 in connection with our unsecured debt offering, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements. If we experience a significant delay in the phased restart of our manufacturing operations, or we are unable to maintain expected levels of production, we may take additional actions, such as further reducing costs or seeking additional financing.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted the new credit loss standard and all of the related amendments, which replaced the incurred loss impairment method with a method that reflects lifetime expected credit losses. We adopted the changes in accounting for credit losses by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2020, for the adoption of ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, was as follows (in millions):

	Balance at December 31, 2019	Adjustments due to ASU 2016-13	Balance at January 1, 2020
Assets
Ford Credit finance receivables, net, current	$53,651	$(69)	$53,582
Trade and other receivables, net	9,237	(3)	9,234
Ford Credit finance receivables, net, non-current	53,703	(183)	53,520
Equity in net assets of affiliated companies	2,519	(7)	2,512
Deferred income taxes	11,863	2	11,865
Liabilities
Deferred income taxes	490	(58)	432
Equity
Retained earnings	20,320	(202)	20,118

We also adopted the following ASUs during 2020, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2020-01	Clarifying the Interaction between Equity Securities, Equity Method and Joint Ventures, and Derivatives and Hedging	January 1, 2020
2018-18	Clarifying the Interaction between Collaborative Arrangements and Revenue from Contracts with Customers	January 1, 2020
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs.  ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$35,576	$—	$—	$35,576
Used vehicles	1,020	—	—	1,020
Extended service contracts	333	—	—	333
Other revenue	213	6	51	270
Revenues from sales and services	37,142	6	51	37,199

Leasing income	97	—	1,477	1,574
Financing income	—	—	1,528	1,528
Insurance income	—	—	41	41
Total revenues	$37,239	$6	$3,097	$40,342

	First Quarter 2020
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$29,841	$—	$—	$29,841
Used vehicles	931	—	—	931
Extended service contracts	364	—	—	364
Other revenue	146	13	41	200
Revenues from sales and services	31,282	13	41	31,336

Leasing income	58	—	1,459	1,517
Financing income	—	—	1,425	1,425
Insurance income	—	—	42	42
Total revenues	$31,340	$13	$2,967	$34,320

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded a decrease related to revenue recognized in prior periods of $481 million and $885 million in the first quarter of 2019 and 2020, respectively. The change in estimate for the first quarter of 2020 includes additional marketing incentives offered to customers in connection with market conditions affected by the COVID-19 pandemic.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4.1 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2019 and March 31, 2020, respectively. We expect to recognize approximately $1 billion of the unearned amount in the remainder of 2020, $1.1 billion in 2021, and $2 billion thereafter. We recognized $305 million and $330 million of unearned amounts as revenue during the first quarter of 2019 and 2020, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $270 million and $280 million in deferred costs as of December 31, 2019 and March 31, 2020, respectively. We recognized $19 million and $20 million of amortization during the first quarter of 2019 and 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2019	2020
Net periodic pension and OPEB income/(cost), excluding service cost	$272	$451
Investment-related interest income	203	162
Interest income/(expense) on income taxes	(20)	(23)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	67	(32)
Gains/(Losses) on changes in investments in affiliates	3	15
Royalty income	84	89
Other	19	18
Total	$628	$680

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

During the first quarter of 2020, based on all available evidence, we established an $855 million valuation allowance against certain tax credits as it is more likely than not that these deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we have changed our priorities due to the effects of COVID-19 on our operations.  We are currently prioritizing preservation of near-term cash in-lieu of long-term planning actions, which could have resulted in cash outlays to preserve some of our tax credits.

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2019	2020
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss)	$1,146	$(1,993)
Diluted income/(loss)	1,146	(1,993)

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,973	3,963
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	24	—
Diluted shares	3,997	3,963

__________

(a)	Not included in the calculation of diluted earnings per share, due to their antidilutive effect, are 30 million shares for the first quarter of 2020.

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

Marketable Securities

Investments in securities with a maturity date greater than three months at the date of purchase, and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal, are classified as marketable securities.

Realized gains and losses and interest income on all of our marketable securities and unrealized gains and losses on securities not classified as available for sale are recorded in Other income/(loss), net. Unrealized gains and losses on available-for-sale securities are recognized in Unrealized gains and losses on securities, a component of Other comprehensive income/(loss), net of tax. Realized gains and losses and reclassifications of accumulated other comprehensive income into net income are measured using the specific identification method.

On a quarterly basis, we review our available-for-sale securities for credit losses. We compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, we determine if a credit loss allowance is necessary. If a credit loss allowance is necessary, we will record an allowance, limited by the amount that fair value is less than the amortized cost basis, and recognize the corresponding charge in Other income/(loss), net. Factors we consider to make such determination include the severity of the impairment, the reason for the decline in value, interest rate changes, and counterparty long-term ratings.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$520	$—	$—	$520
U.S. government agencies	2	125	—	—	125
Non-U.S. government and agencies	2	601	—	350	951
Corporate debt	2	642	—	604	1,246
Total marketable securities classified as cash equivalents		1,888	—	954	2,842
Cash, time deposits, and money market funds		6,432	117	8,113	14,662
Total cash and cash equivalents		$8,320	$117	$9,067	$17,504

Marketable securities
U.S. government	1	$2,930	$—	$195	$3,125
U.S. government agencies	2	1,548	—	210	1,758
Non-U.S. government and agencies	2	4,217	—	2,408	6,625
Corporate debt	2	4,802	—	193	4,995
Equities (a)	1	81	—	—	81
Other marketable securities	2	273	—	290	563
Total marketable securities		$13,851	$—	$3,296	$17,147

Restricted cash		$15	$21	$139	$175

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$62	$62

		March 31, 2020
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,150	$—	$825	$3,975
U.S. government agencies	2	3,024	—	200	3,224
Non-U.S. government and agencies	2	795	—	378	1,173
Corporate debt	2	480	—	598	1,078
Total marketable securities classified as cash equivalents		7,449	—	2,001	9,450
Cash, time deposits, and money market funds		8,799	95	7,627	16,521
Total cash and cash equivalents		$16,248	$95	$9,628	$25,971

Marketable securities
U.S. government	1	$4,772	$—	$294	$5,066
U.S. government agencies	2	3,985	—	160	4,145
Non-U.S. government and agencies	2	3,787	—	1,520	5,307
Corporate debt	2	5,094	—	199	5,293
Equities (a)	1	41	—	—	41
Other marketable securities	2	267	—	280	547
Total marketable securities		$17,946	$—	$2,453	$20,399

Restricted cash		$18	$21	$150	$189

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—	$—

__________
(a) Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2019 and March 31, 2020 were a $44 million loss and a $38 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,839	$11	$(1)	$2,849	$1,028	$1,772	$49
U.S. government agencies	1,445	2	(1)	1,446	830	589	27
Non-U.S. government and agencies	3,925	20	(1)	3,944	1,546	2,398	—
Corporate debt	5,029	53	—	5,082	1,837	3,245	—
Other marketable securities	230	1	—	231	—	149	82
Total	$13,468	$87	$(3)	$13,552	$5,241	$8,153	$158

	March 31, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,598	$71	$—	$2,669	$574	$2,033	$62
U.S. government agencies	1,329	14	—	1,343	444	822	77
Non-U.S. government and agencies	3,625	55	(1)	3,679	1,594	2,085	—
Corporate debt	5,197	23	(55)	5,165	1,845	3,293	27
Other marketable securities	227	—	(4)	223	—	153	70
Total	$12,976	$163	$(60)	$13,079	$4,457	$8,386	$236

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2019	2020
Automotive
Sales proceeds	$1,142	$1,865
Gross realized gains	2	7
Gross realized losses	5	7

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2019
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$183	$(1)	$50	$—	$233	$(1)
U.S. government agencies	370	(1)	344	—	714	(1)
Non-U.S. government and agencies	463	—	390	(1)	853	(1)
Corporate debt	29	—	53	—	82	—
Other marketable securities	59	—	17	—	76	—
Total	$1,104	$(2)	$854	$(1)	$1,958	$(3)

	March 31, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$—	$—	$—	$—	$—	$—
U.S. government agencies	70	—	42	—	112	—
Non-U.S. government and agencies	377	(1)	25	—	402	(1)
Corporate debt	2,023	(54)	24	(1)	2,047	(55)
Other marketable securities	160	(3)	20	(1)	180	(4)
Total	$2,630	$(58)	$111	$(2)	$2,741	$(60)

We determine credit losses on cash equivalents and marketable securities using the specific identification method. During the first quarter of 2020, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statement of cash flows, were as follows (in millions):

	December 31, 2019	March 31, 2020
Cash and cash equivalents	$17,504	$25,971
Restricted cash (a)	175	189
Cash, cash equivalents, and restricted cash in held-for-sale assets	62	—
Total cash, cash equivalents, and restricted cash	$17,741	$26,160
__________

(a)	Included in Other assets in the non-current assets section of our consolidated balance sheet.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Ford Credit manages finance receivables as “consumer” and “non-consumer” portfolios.  The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

For all finance receivables, Ford Credit defines "past due" as any payment, including principal and interest, that is at least 31 days past the contractual due date.

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2019	March 31, 2020
Consumer
Retail installment contracts, gross	$68,905	$66,116
Finance leases, gross	8,566	8,107
Retail financing, gross	77,471	74,223
Unearned interest supplements	(3,589)	(3,402)
Consumer finance receivables	73,882	70,821
Non-Consumer
Dealer financing	33,985	36,440
Non-Consumer finance receivables	33,985	36,440
Total recorded investment	$107,867	$107,261

Recorded investment in finance receivables	$107,867	$107,261
Allowance for credit losses	(513)	(1,231)
Finance receivables, net	$107,354	$106,030

Current portion	$53,651	$54,889
Non-current portion	53,703	51,141
Total finance receivables, net	$107,354	$106,030

Net finance receivables subject to fair value (a)	$99,168	$98,332
Fair value (b)	99,297	98,513
__________

(a)	Net finance receivables subject to fair value exclude finance leases.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2019 and 2020 was $92 million and $95 million, respectively, and is included in Ford Credit revenues on our consolidated income statement.

At December 31, 2019 and March 31, 2020, accrued interest was $251 million and $239 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheet.

Included in the recorded investment in finance receivables at December 31, 2019 and March 31, 2020, were consumer receivables of $38.3 billion and $37 billion, respectively, and non-consumer receivables of $26.8 billion and $25.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The value of finance receivables considered held for sale at December 31, 2019 was $1.5 billion, primarily made up of $1.2 billion of Forso Nordic AB (“Forso”) finance receivables. At March 31, 2020, there were $36 million of certain wholesale finance receivables specifically identified as held for sale. These held-for-sale values are reported in Assets held for sale on our consolidated balance sheet. See Note 17 for more information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Total
Consumer
31 - 60 days past due	$839
61 - 120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,842
Total	$73,882

The credit quality analysis of consumer receivables at March 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31 - 60 days past due	$79	$95	$139	$185	$143	$10	$651
61 - 120 days past due	13	21	36	43	35	1	149
Greater than 120 days past due	16	7	6	6	2	—	37
Total past due	108	123	181	234	180	11	837
Current	2,181	5,080	11,048	19,267	26,210	6,198	69,984
Total	$2,289	$5,203	$11,229	$19,501	$26,390	$6,209	$70,821

Non-Consumer Portfolio. Ford Credit uses a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that are considered most significant in predicting a dealer’s ability to meet its financial obligations. Ford Credit also considers numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. The credit quality of dealer financing receivables is evaluated based on an internal dealer risk rating analysis.

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Total
Dealer financing
Group I	$26,281
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$33,985
__________

(a)	Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at March 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total
Group I	$676	$147	$154	$276	$120	$122	$1,495	$26,774	$28,269
Group II	31	30	28	14	24	45	172	5,886	6,058
Group III	9	—	4	17	22	17	69	1,943	2,012
Group IV	2	1	—	—	2	4	9	92	101
Total (a)	$718	$178	$186	$307	$168	$188	$1,745	$34,695	$36,440
__________

(a)	Total past due dealer financing receivables at March 31, 2020 were $34 million.

Non-Accrual of Revenue. The accrual of financing revenue is discontinued at the time a receivable is determined to be uncollectible or when it is 90 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Troubled Debt Restructuring (“TDR”). A restructuring of debt constitutes a TDR if a concession is granted to a debtor for economic or legal reasons related to the debtor’s financial difficulties that Ford Credit otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. Ford Credit does not grant concessions on the principal balance of the receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

Ford Credit has offered several programs to provide relief to customers and dealers during the COVID-19 pandemic. These programs, which were broadly available to customers and dealers, included payment extensions. Ford Credit concluded that these programs did not meet TDR criteria.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

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

Consumer Portfolio

Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use. Retail financing includes retail installment contracts for new and used vehicles and finance leases with retail customers, government entities, daily rental companies, and fleet customers.

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, Ford Credit estimates the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default models to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses (which include the impact of TDRs), and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new / used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

The loss allowance incorporates forward-looking macroeconomic conditions for baseline, upturn, and downturn scenarios. Three separate credit loss allowances are calculated from these scenarios. They are then probability-weighted to determine the credit loss allowance recognized in the financial statements. Ford Credit uses forecasts from a third party that revert to a long-term historical average after a reasonable and supportable forecasting period, which is specific to the particular macroeconomic variable and which varies by market. Ford Credit updates the forward-looking macroeconomic forecasts quarterly.

If management does not believe these models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

On an ongoing basis, Ford Credit reviews its models, including macroeconomic factors, the selection of macroeconomic scenarios, and their weighting, to ensure they reflect the risk of the portfolio.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Non-Consumer Portfolio

Dealer financing includes wholesale loans to dealers to finance vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital, improvements to dealership facilities, to finance purchase of dealership real estate, and to finance other dealer programs.

Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, financial status of the dealer, and TDR modifications) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

For the remaining dealer financing, Ford Credit estimates an allowance for credit losses on a collective basis.

Wholesale Loans. Ford Credit estimates the allowance for credit losses for wholesale loans based on historical loss-to-receivable (LTR) ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

Dealer Loans. Ford Credit uses a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industry-wide commercial real estate credit losses, adjusted to factor in the historical credit losses for the dealer loans portfolio. The expected credit loss is calculated under different economic scenarios and are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2019 (a)
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(137)	(17)	(154)
Recoveries	43	2	45
Provision for credit losses	24	9	33
Other	—	—	—
Ending balance	$496	$17	$513

	First Quarter 2020
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513
Adoption of ASU 2016-13 (b)	247	5	252
Charge-offs	(145)	(1)	(146)
Recoveries	43	2	45
Provision for credit losses	534	52	586
Other (c)	(18)	(1)	(19)
Ending balance	$1,157	$74	$1,231
__________

(a)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.

(b)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

(c)	Primarily represents amounts related to translation adjustments.

During the first quarter of 2020, the allowance for credit losses increased $718 million reflecting an increase to the reserve of $252 million related to the adoption of ASU 2016-13 and an increase of $486 million primarily attributable to COVID-19, offset by a decrease for translation adjustments. The economic uncertainty, along with government mandated stay-at-home orders, which resulted in extensive temporary closures of businesses and drove a significant increase in unemployment, is expected to increase the probability of default and loss given default rates in the consumer portfolio over the next twelve months, especially in the United States. These economic trends and conditions are also expected to negatively impact the dealers. While we anticipate government relief programs, Ford Credit’s customer payment deferral programs, and dealer support actions to mitigate these impacts, the overall result on credit losses is expected to be adverse.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2019	March 31, 2020
Raw materials, work-in-process, and supplies	$4,402	$4,598
Finished products	6,384	6,714
Total inventories	$10,786	$11,312

NOTE 10. OTHER INVESTMENTS

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheet. These investments were $1.2 billion at both December 31, 2019 and March 31, 2020. In the first quarter of 2020, there were no material adjustments to the fair values of these investments held at March 31, 2020.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $278 million at both December 31, 2019 and March 31, 2020, and is reported in Other assets in the non-current assets section of our consolidated balance sheet.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	March 31, 2020
Current
Dealer and dealers’ customer allowances and claims	$13,113	$13,257
Deferred revenue	2,091	2,111
Employee benefit plans	1,857	1,612
Accrued interest	1,128	819
OPEB (a)	332	326
Pension (a)	185	183
Operating lease liabilities	367	361
Other	3,914	4,005
Total current other liabilities and deferred revenue	$22,987	$22,674
Non-current
Pension (a)	$9,878	$9,414
OPEB (a)	5,740	5,605
Dealer and dealers’ customer allowances and claims	1,921	2,252
Deferred revenue	4,191	4,140
Operating lease liabilities	1,047	1,006
Employee benefit plans	1,104	1,097
Other	1,443	1,591
Total non-current other liabilities and deferred revenue	$25,324	$25,105
__________

(a)
Balances at March 31, 2020 reflect pension and OPEB liabilities at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019. Included in Other assets are pension assets of $3.2 billion and $3.4 billion at December 31, 2019 and March 31, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2019	2020	2019	2020	2019	2020
Service cost	$114	$130	$129	$131	$11	$12
Interest cost	409	323	176	133	53	43
Expected return on assets	(649)	(699)	(286)	(267)	—	—
Amortization of prior service costs/(credits)	22	1	8	9	(18)	(4)
Net remeasurement (gain)/loss	—	—	—	(80)	—	58
Separation programs/other	1	10	12	24	—	(1)
Settlements and curtailments	—	—	—	1	—	(2)
Net periodic benefit cost/(income)	$(103)	$(235)	$39	$(49)	$46	$106

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statement.

As part of our ongoing global redesign activities, we recognized additional expense of $13 million and $24 million in the first quarter of 2019 and 2020, respectively, related to separation programs.  In addition, in the first quarter, we recognized settlements and curtailments, which required plan remeasurements at current discount rates, asset returns, and economic conditions.  This resulted in remeasurement gain of $22 million in the first quarter of 2020. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2020, we expect to contribute between $500 million and $700 million of cash to our global funded pension plans. We also expect to make about $350 million of benefit payments to participants in unfunded plans. In the first quarter of 2020, we contributed $175 million to our worldwide funded pension plans and made $86 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

	December 31, 2019	March 31, 2020
Automotive
Debt payable within one year
Short-term	$315	$569
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	591	591
Other debt	540	450
Unamortized (discount)/premium	(1)	(1)
Total debt payable within one year	1,445	1,609
Long-term debt payable after one year
Public unsecured debt securities	10,583	10,583
Credit facilities (a)	—	15,068
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program	880	732
Other debt	547	800
Unamortized (discount)/premium	(161)	(157)
Unamortized issuance costs	(116)	(115)
Total long-term debt payable after one year	13,233	28,411
Total Automotive	$14,678	$30,020
Fair value of Automotive debt (b)	$15,606	$22,877
Ford Credit
Debt payable within one year
Short-term	$13,717	$12,424
Long-term payable within one year
Unsecured debt	15,062	17,137
Asset-backed debt	23,609	21,736
Unamortized (discount)/premium	1	2
Unamortized issuance costs	(17)	(19)
Fair value adjustments (c)	(1)	23
Total debt payable within one year	52,371	51,303
Long-term debt payable after one year
Unsecured debt	55,148	51,138
Asset-backed debt	32,162	32,973
Unamortized (discount)/premium	6	4
Unamortized issuance costs	(197)	(188)
Fair value adjustments (c)	539	1,606
Total long-term debt payable after one year	87,658	85,533
Total Ford Credit	$140,029	$136,836
Fair value of Ford Credit debt (b)	$141,678	$128,714
Other
Long-term debt payable within one year	$130	$—
Long-term debt payable after one year
Unsecured debt	474	474
Unamortized (discount)/premium	(3)	(3)
Unamortized issuance costs	(1)	(1)
Total long-term debt payable after one year	470	470
Total Other	$600	$470
Fair value of Other debt	$720	$448
__________

(a)
We drew $15.4 billion under our corporate credit facility and supplemental revolving credit facility in the first quarter of 2020, and received $15.1 billion as of March 31, 2020, and the remaining $300 million on April 8, 2020.

(b)
The fair value of debt includes $315 million and $569 million of Automotive short-term debt and $12.8 billion and $11.3 billion of Ford Credit short-term debt at December 31, 2019 and March 31, 2020, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(c)	These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $41.6 billion at December 31, 2019 and March 31, 2020, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges (a)	2019	2020
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts	$54	$(70)
Commodity contracts	(5)	(14)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(20)	28
Fair value changes on hedging instruments	250	1,110
Fair value changes on hedged debt	(253)	(1,093)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (b)	(28)	586
Cross-currency interest rate swap contracts	(145)	(151)
Interest rate contracts	(27)	(74)
Commodity contracts	11	(43)
Total	$(163)	$279
__________

(a)
For the first quarter of 2019 and 2020, a $521 million loss and an $897 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency exchange contracts. For the first quarter of 2019 and 2020, an $11 million gain and a $101 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to commodity contracts.

(b)
For the first quarter of 2019 and 2020, a $22 million loss and a $376 million gain were reported in Cost of sales and a $6 million loss and a $210 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			March 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,349	$47	$493	$13,148	$606	$168
Commodity contracts	673	5	29	665	—	108
Fair value hedges
Interest rate contracts	26,577	702	19	23,663	1,549	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	19,350	58	270	17,509	476	130
Cross-currency interest rate swap contracts	5,849	134	67	5,938	126	238
Interest rate contracts	68,914	275	191	72,822	651	561
Commodity contracts	467	9	9	474	1	46
Total derivative financial instruments, gross (a) (b)	$137,179	$1,230	$1,078	$134,219	$3,409	$1,251

Current portion		$390	$772		$1,388	$759
Non-current portion		840	306		2,021	492
Total derivative financial instruments, gross		$1,230	$1,078		$3,409	$1,251

__________

(a)	At December 31, 2019 and March 31, 2020, we held collateral of $18 million and $23 million, and we posted collateral of $78 million and $86 million, respectively.

(b)
At December 31, 2019 and March 31, 2020, the fair value of assets and liabilities available for counterparty netting was $269 million and $841 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Global Redesign

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

United Kingdom. In June 2019, Ford Motor Company Limited (“Ford of Britain”), a subsidiary of Ford, announced its plan to exit the Ford Bridgend plant in South Wales in 2020.

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations. See Note 17 for more information concerning this plan.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France, and in March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. Furthermore, we are reducing our global workforce and taking other restructuring actions.

The following table summarizes the redesign-related activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2019	2020
Beginning balance	$291	$734
Changes in accruals (a)	267	68
Payments	(136)	(172)
Foreign currency translation	(8)	(29)
Ending balance	$414	$601
__________
(a)    Excludes pension costs of $13 million and $24 million in the first quarter of 2019 and 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

We also recorded $251 million and $14 million in the first quarter of 2019 and 2020, respectively, for accelerated depreciation and other non-cash items. We estimate that we will incur total charges in 2020 that range between $700 million and $1.2 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements.

Other Actions

United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Voluntary Separation Packages. As agreed in the collective bargaining agreement ratified in November 2019, during the first quarter of 2020, we offered voluntary separation packages to our UAW hourly workforce who were eligible for normal or early retirement. All separations are expected to occur before the end of the year. The costs associated with this action were $201 million and are recorded in Cost of sales.

NOTE 17. HELD-FOR-SALE OPERATIONS

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

The assets and liabilities of our India Automotive operations classified as held for sale were as follows (in millions):

	December 31, 2019	March 31, 2020
Assets
Trade and other receivables, net	$269	$186
Inventories	208	261
Other assets, current	147	96
Net property	279	263
Other assets, non-current	10	9
Total assets of held-for-sale operations	913	815
Less: Intercompany asset balances	(228)	(151)
Automotive segment total assets of held-for-sale operations (a)	$685	$664

Liabilities
Payables	$461	$473
Other liabilities and deferred revenue, current	71	68
Automotive debt payable within one year	90	84
Other liabilities and deferred revenue, non-current	28	25
Total liabilities of held-for-sale operations	650	650
Less: Intercompany liability balances	(169)	(181)
Automotive segment total liabilities of held-for-sale operations (a)	$481	$469
__________

(a)
As of December 31, 2019 and March 31, 2020, intercompany items and transactions have been eliminated on the consolidated balance sheet. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. HELD-FOR-SALE OPERATIONS (Continued)

We recognized pre-tax impairment charges of $804 million in 2019 and $3 million in the first quarter of 2020 to adjust the carrying value of the held-for-sale assets to fair value less cost to sell. These charges are reported in Cost of sales. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach, estimated based on expected proceeds to be received, which we conclude is most representative of the value of the assets given the current market conditions, the characteristics of viable market participants, and the pending sales transaction. The transaction is subject to regulatory approvals and satisfaction of other closing conditions that may impact the final proceeds received.

Ford Credit Segment

In the fourth quarter of 2019, Ford Credit committed to a plan to sell its operations in Forso, a wholly owned subsidiary of Ford Credit, which provides retail and dealer financing in Denmark, Finland, Norway, and Sweden. As a result, we classified the assets and liabilities of these operations as held for sale and recognized a pre-tax fair value impairment charge of $20 million, reported in Other income/(loss), net, in the fourth quarter of 2019.

The assets and liabilities of the Forso operations classified as held for sale at December 31, 2019 were as follows (in millions):

December 31, 2019
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
__________

(a)
As of December 31, 2019, intercompany items and transactions have been eliminated on the consolidated balance sheet. Upon closing, the buyer assumed the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

On February 28, 2020, Ford Credit completed the sale of Forso recognizing a pre-tax loss of $4 million, reported in Other income/(loss), net, and cash proceeds of $1.3 billion.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2019	2020
Foreign currency translation
Beginning balance	$(4,800)	$(4,626)
Gains/(Losses) on foreign currency translation	271	(1,406)
Less: Tax/(Tax benefit)	28	27
Net gains/(losses) on foreign currency translation	243	(1,433)
(Gains)/Losses reclassified from AOCI to net income (a)	—	(20)
Other comprehensive income/(loss), net of tax	243	(1,453)
Ending balance	$(4,557)	$(6,079)

Marketable securities
Beginning balance	$(59)	$71
Gains/(Losses) on available for sale securities	80	19
Less: Tax/(Tax benefit)	19	5
Net gains/(losses) on available for sale securities	61	14
(Gains)/Losses reclassified from AOCI to net income	3	—
Less: Tax/(Tax benefit)	1	—
Net (gains)/losses reclassified from AOCI to net income	2	—
Other comprehensive income/(loss), net of tax	63	14
Ending balance	$4	$85

Derivative instruments
Beginning balance	$201	$(488)
Gains/(Losses) on derivative instruments	(510)	796
Less: Tax/(Tax benefit)	(102)	173
Net gains/(losses) on derivative instruments	(408)	623
(Gains)/Losses reclassified from AOCI to net income	(49)	84
Less: Tax/(Tax benefit)	(11)	15
Net (gains)/losses reclassified from AOCI to net income (b)	(38)	69
Other comprehensive income/(loss), net of tax	(446)	692
Ending balance	$(245)	$204

Pension and other postretirement benefits
Beginning balance	$(2,708)	$(2,685)
Amortization and recognition of prior service costs/(credits)	12	4
Less: Tax/(Tax benefit)	2	1
Net prior service costs/(credits) reclassified from AOCI to net income	10	3
Translation impact on non-U.S. plans	(5)	11
Other comprehensive income/(loss), net of tax	5	14
Ending balance	$(2,703)	$(2,671)

Total AOCI ending balance at March 31	$(7,501)	$(8,461)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $147 million. See Note 15 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The probability of default is applied to the expected exposure at the time of default less recoveries to determine the expected payments. Factors to consider when estimating the probability of default include the obligor’s financial position, forecasted economic environment, historical loss rates, and other communications. The liability recorded represents Ford’s exposure to credit risk. The maximum potential payments for financial guarantees were $162 million and $427 million at December 31, 2019 and March 31, 2020, respectively. The carrying value of recorded liabilities related to financial guarantees was $33 million and $49 million at December 31, 2019 and March 31, 2020, respectively.

Our financial guarantees consist of debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2033, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $587 million and $678 million at December 31, 2019 and March 31, 2020, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $200 million and $253 million at December 31, 2019 and March 31, 2020, respectively.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $673 million as of March 31, 2020 represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $252 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $400 million. In addition, we have a reasonably possible risk of loss for an emission certification matter. At this stage, we cannot estimate the risk of loss or predict the outcome, and cannot provide reasonable assurance that it will not have a material adverse effect on us.

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

Warranty and Field Service Actions

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

We recognize the benefit from a recovery of the costs associated with our warranty and field service actions when specifics of the recovery have been agreed with our supplier and the amount of recovery is virtually certain. Recoveries are reported in Trade and other receivables, net and Other assets.

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2019	2020
Beginning balance	$5,137	$5,702
Payments made during the period	(1,074)	(1,075)
Changes in accrual related to warranties issued during the period	693	805
Changes in accrual related to pre-existing warranties	271	521
Foreign currency translation and other	7	(164)
Ending balance	$5,034	$5,789

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

Automotive Segment

Our Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. This segment includes revenues and costs related to our electrification vehicle programs. The segment includes the following regional business units:  North America, South America, Europe, China (including Taiwan), and the International Markets Group.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Quarter 2019
Revenues	$37,239	$6	$3,097	$—	$—	$—	$—		$40,342
Income/(loss) before income taxes	2,009	(288)	801	(75)	(245)	(592)	—		1,610
Equity in net income/(loss) of affiliated companies	17	2	6	—	—	—	—		25
Cash, cash equivalents, marketable securities, and restricted cash	24,034	167	13,700	—	—	—	—		37,901
Total assets	102,113	949	164,409	—	—	—	(4,190)	(a)	263,281

First Quarter 2020
Revenues	$31,340	$13	$2,967	$—	$—	$—	$—		$34,320
Income/(loss) before income taxes	(177)	(334)	30	(151)	(227)	(287)	—		(1,146)
Equity in net income/(loss) of affiliated companies	(47)	—	6	—	—	—	—		(41)
Cash, cash equivalents, marketable securities, and restricted cash	34,212	116	12,231	—	—	—	—		46,559
Total assets	111,388	941	156,393	—	—	—	(4,572)	(a)	264,150

__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

NOTE 21. SUBSEQUENT EVENT

In late March 2020, we suspended our manufacturing operations in regions around the world, other than China, and these operations continue to be idle.  Our key liquidity objective during these unprecedented and uncertain times is to prioritize actions that preserve or improve our cash balance until we are able to resume and sustain normal production and generate revenue. To further increase our liquidity, on April 22, 2020, we issued $8 billion of unsecured notes, consisting of $3.5 billion of three-year 8.5% unsecured notes, $3.5 billion of 9% five-year unsecured notes, and $1 billion of 9.625% ten-year unsecured notes.

The full impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, the rate at which economic conditions, operations, and demand for our products return to pre-COVID-19 levels, and the potential for recession in key markets due to the effects of the pandemic. Accordingly, the ultimate impact on Ford cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The impact of the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  The pandemic has resulted, and may continue to result, in significant economic disruption that has and may likely continue to adversely affect our business.

While we are unable to predict the duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, or liquidity, we believe it is important to share the impact to date, how our response to the pandemic is progressing, and how our results and financial condition may change going forward.

Remote Work Arrangements and Suspension of Manufacturing Operations

We released our fourth quarter and full year 2019 results on February 4, 2020. At that time, the impact of COVID-19 was concentrated in China. COVID-19 spread quickly, and the World Health Organization declared it a global pandemic on March 11, 2020. As of March 16, 2020, our non-production personnel began working remotely in virtually all locations globally except China. On March 19, 2020, we suspended our manufacturing operations in North America, followed shortly afterwards with suspension of our manufacturing operations in Europe and other regions. The suspension of manufacturing operations has not only interrupted current vehicle production but also delayed new vehicle launches from our original plan.

The remote work arrangements and suspension of manufacturing operations remain in place. Our remote work arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

Liquidity and Guidance Actions

Our Automotive segment revenue is generated primarily by sales of vehicles, parts, and accessories. For the majority of sales, revenue is recognized when products are shipped from our plants.

With our manufacturing operations suspended due to the COVID-19 pandemic, we have been unable to generate any meaningful revenue since late March 2020. Accordingly, on March 19, 2020, we provided notice to our lenders under our credit facilities that we were fully drawing the credit facilities in order to increase our cash balance by $15.4 billion. Further, we announced that we were suspending our $0.6 billion regular quarterly dividend and anti-dilutive share repurchase program, and taking other steps to preserve cash, including lowering operating costs, reducing capital expenditures, and deferring portions of executive salaries. On March 19, 2020, we withdrew all financial guidance for 2020.

To further increase our liquidity, on April 22, 2020, we issued $8.0 billion of unsecured notes, consisting of $3.5 billion of three-year unsecured notes, $3.5 billion of five-year unsecured notes, and $1.0 billion of ten-year unsecured notes.

Rating Agency Actions

On March 23, 2020, Fitch downgraded our credit rating to BBB-, and on March 25, 2020, S&P downgraded our credit rating to BB+. Both Moody’s and S&P now rate us as non-investment grade.

Medical Supplies

At the same time that we are taking action to preserve and protect our business, we have stepped up to contribute in this time of need. We have joined forces with medical equipment makers GE Healthcare and 3M to lend our manufacturing and engineering expertise to quickly expand production of medical equipment and supplies. These actions include producing ventilators, powered air-purifying respirators, and more than eight million face shields, and we recently started production of medical masks and reusable gowns for health care workers. Also, we are working with Thermo Fisher Scientific to quickly expand production of kits to test for COVID-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Enhanced Safety Standards

We are establishing new protocols to help protect the health and safety of our workforce when our operations restart around the world.  The planned actions include a daily, online health self-certification, a no-touch temperature scan upon entering Company premises, a policy requiring the use of face masks in Ford facilities, and measures to provide additional personal protective equipment, such as gloves and face shields or goggles, in instances where employees’ jobs do not allow them to follow social distancing guidelines.  We also plan to schedule more time between shifts to minimize potential interaction between employees and allow for additional cleaning between shifts.

Forward Looking Information

The full impact of the COVID-19 pandemic on Ford will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, and whether the pandemic leads to recessionary conditions in any of our key markets. Accordingly, the ultimate impact on Ford cannot be determined at this time; however, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected.

While the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe the phased restart of our manufacturing plants, supply network, and other dependent functions is probable of commencing in the second quarter of 2020. We believe this, together with cash on hand and the company’s operating plan, will provide sufficient liquidity to fund operations for at least the next twelve months. If we experience a significant delay in the phased restart of our manufacturing operations, or we are unable to maintain expected levels of production, we may take additional actions, such as further reducing costs or seeking additional financing.

We cannot provide assurance that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such a sustained suspension of our manufacturing operations. For additional information on the impact and potential impact of COVID-19 on Ford, please see Item 1A. Risk Factors on page 73.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

In the first quarter of 2020, the net loss attributable to Ford Motor Company was $1,993 million, and Company adjusted EBIT was a loss of $632 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 20 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	First Quarter
	2019	2020
Global Redesign
Europe excl. Russia	$(115)	$(105)
India	—	(3)
South America	(201)	(17)
Russia	(174)	20
China	—	—
Separations and Other (not included above)	(24)	(1)
Subtotal Global Redesign	$(514)	$(106)
Other Items
Focus cancellation	$(67)	$—
Other incl. UAW Retirement Buyout and Chariot	(11)	(203)
Subtotal Other Items	$(78)	$(203)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$—	$22
Pension curtailment	—	—
Subtotal Pension and OPEB Gain/(Loss)	$—	$22
Total EBIT Special Items	$(592)	$(287)

Cash effect of Global Redesign (incl. separations)	$(136)	$(172)

Tax special items*	$7	$(787)
__________

*	Includes related tax effect on special items and tax special items.

We recorded $287 million of pre-tax special item charges in the first quarter of 2020 with cash effects of $172 million. Our pre-tax special items reflect primarily buyouts accepted under the terms of our UAW contract ratified in the fourth quarter of 2019 and Global Redesign actions. Tax special item charges in the quarter included $855 million for a valuation allowance related to certain deferred tax assets.

In Note 20 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our first quarter 2020 key metrics for the Company, compared to a year ago.

	First Quarter
	2019	2020	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$3.5	$(0.5)	$(4.0)
Revenue ($M)	40,342	34,320	(15)%
Net Income/(Loss) ($M)	1,146	(1,993)	(3,139)
Net Income/(Loss) Margin (%)	2.8%	(5.8)%	(8.6) ppts
EPS (Diluted)	$0.29	$(0.50)	$(0.79)

Non-GAAP Financial Measures *
Company Adj. Free Cash Flow ($B)	$1.9	$(2.2)	$(4.1)
Company Adj. EBIT ($M)	2,447	(632)	(3,079)
Company Adj. EBIT Margin (%)	6.1%	(1.8)%	(7.9) ppts
Adjusted EPS (Diluted)	$0.44	$(0.23)	$(0.67)
Adjusted ROIC (Trailing Four Quarters)	8.0%	2.5%	(5.5) ppts
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2020, our diluted earnings per share of Common and Class B Stock was a loss of $0.50 and our diluted adjusted earnings per share was a loss of $0.23.

Net income/(loss) margin was negative 5.8% in the first quarter of 2020, down 8.6 percentage points from a year ago. Company adjusted EBIT margin was negative 1.8% in the first quarter of 2020, down 7.9 percentage points from a year ago.

The $3.1 billion year-over-year decline in net income/(loss) and Company adjusted EBIT in the first quarter of 2020 was driven by the impact of COVID-19. We estimate the unfavorable impact to net income/(loss) and Company adjusted EBIT was at least $2 billion. Both net income/(loss) and Company adjusted EBIT were further impacted by higher new model material cost, higher warranty, and adverse exchange, partially offset by lower structural cost and commodities. The impact on net income/(loss) of the valuation allowance against certain deferred tax assets was offset by lower tax expense and lower Global Redesign charges.

The table below shows our first quarter 2020 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	First Quarter
	2019	2020	H / (L)
Automotive	$2,009	$(177)	$(2,186)
Mobility	(288)	(334)	(46)
Ford Credit	801	30	(771)
Corporate Other	(75)	(151)	(76)
Company Adjusted EBIT *	2,447	(632)	(3,079)
Interest on Debt	(245)	(227)	(18)
Special Items	(592)	(287)	(305)
Taxes / Noncontrolling Interests	(464)	(847)	383
Net Income/(Loss)	$1,146	$(1,993)	$(3,139)
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our first quarter 2020 Automotive segment EBIT by business unit (in millions).

	First Quarter
	2019	2020	H / (L)
North America	$2,205	$346	$(1,859)
South America	(158)	(113)	45
Europe	85	(143)	(228)
China (including Taiwan)	(128)	(241)	(113)
International Markets Group	5	(26)	(31)
Automotive Segment	$2,009	$(177)	$(2,186)

The tables below and on the following pages provide first quarter 2020 key metrics and the change in first quarter 2020 EBIT compared with first quarter 2019 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	6.0%	6.0%	— ppts
Wholesale Units (000)	1,425	1,126	(299)
Revenue ($M)	$37,239	$31,340	$(5,899)
EBIT ($M)	2,009	(177)	(2,186)
EBIT Margin (%)	5.4%	(0.6)%	(6.0) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$2,009
Volume / Mix	(1,482)
Net Pricing	13
Cost	(548)
Exchange	(190)
Other	21
First Quarter 2020 EBIT	$(177)

In the first quarter of 2020, wholesales in our Automotive segment declined 21 percent year over year, driven by lower industry volume in all regions, primarily in response to the early impacts of COVID-19. First quarter 2020 Automotive revenue was down 16 percent, more than explained by lower wholesales globally.

Our first quarter 2020 Automotive segment EBIT was a loss of $177 million, down $2.2 billion from a year ago, as $346 million of positive EBIT from North America was more than offset by losses in other business units. Our first quarter 2020 Automotive EBIT margin was negative 0.6 percent. The lower EBIT was driven by lower volume, higher new model material cost, higher warranty, and adverse exchange, partially offset by lower structural cost and commodities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	13.6%	13.6%	— ppts
Wholesale Units (000)	753	619	(134)
Revenue ($M)	$25,389	$21,809	$(3,580)
EBIT ($M)	2,205	346	(1,859)
EBIT Margin (%)	8.7%	1.6%	(7.1) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$2,205
Volume / Mix	(1,031)
Net Pricing	(197)
Cost	(685)
Exchange	(53)
Other	107
First Quarter 2020 EBIT	$346

In North America, first quarter 2020 wholesales declined 18 percent from a year ago, reflecting primarily COVID-19 related disruption. First quarter 2020 revenue decreased 14 percent year over year, driven by lower volume, partially offset by improved product and series/option mix.

North America’s first quarter 2020 EBIT was down $1.9 billion from a year ago with an EBIT margin of 1.6 percent. The lower EBIT was driven by lower volume and net pricing, higher warranty cost, and new model material cost, partially offset by improved mix.

South America

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	7.7%	6.9%	(0.8) ppts
Wholesale Units (000)	68	59	(9)
Revenue ($M)	$925	$728	$(197)
EBIT ($M)	(158)	(113)	45
EBIT Margin (%)	(17.0)%	(15.5)%	1.6 ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$(158)
Volume / Mix	(2)
Net Pricing	74
Cost	48
Exchange	(76)
Other	1
First Quarter 2020 EBIT	$(113)

In South America, first quarter 2020 wholesales declined 13 percent from a year ago, primarily reflecting COVID-19 related disruption. First quarter 2020 revenue decreased 21 percent year over year, driven by lower volume and weaker currencies, partially offset by higher net pricing.

South America’s first quarter 2020 EBIT loss improved 29 percent from a year ago with an EBIT margin of negative 15.5 percent. The EBIT improvement reflects progress on restructuring actions (including exiting heavy truck production, discontinuing certain passenger vehicles, and reducing headcount) and cost reductions. The adverse exchange reflects currency weakening of 12 percent in Brazil and 37 percent in Argentina.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	7.6%	6.9%	(0.7) ppts
Wholesale Units * (000)	382	288	(94)
Revenue ($M)	$7,448	$6,247	$(1,201)
EBIT ($M)	85	(143)	(228)
EBIT Margin (%)	1.1%	(2.3)%	(3.4) ppts
__________

*	Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 6,000 units in Q1 2019 and 11,000 units in Q1 2020). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$85
Volume / Mix	(304)
Net Pricing	164
Cost	(64)
Exchange	49
Other	(73)
First Quarter 2020 EBIT	$(143)

In Europe, first quarter 2020 wholesales declined 25 percent from a year ago, driven by COVID-19 related disruption, the Kuga launch, and the discontinuation of low margin products. First quarter 2020 revenue decreased 16 percent year over year, driven by lower volume and weaker currencies.

Europe’s first quarter 2020 EBIT decreased $228 million year over year with an EBIT margin of negative 2.3 percent. The lower EBIT was more than explained by lower volume and higher material cost to support regulatory (CO2) requirements, partially offset by higher net pricing and lower structural costs as a result of ongoing restructuring actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China (Including Taiwan)

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	2.1%	2.2%	0.1 ppts
Wholesale Units * (000)	115	81	(34)
Revenue ($M)	$858	$593	$(265)
EBIT ($M)	(128)	(241)	(113)
EBIT Margin (%)	(14.9)%	(40.7)%	(25.7) ppts

China Unconsolidated Affiliates
Wholesales (000)	99	72	(27)
Ford Equity Income/(Loss) ($M)	$(41)	$(91)	$(50)
__________

*	Includes Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$(128)
Volume / Mix	(54)
Net Pricing	(15)
Cost	79
Exchange	(73)
Other (Including Joint Ventures)	(50)
First Quarter 2020 EBIT	$(241)

In China, compared with a year ago, first quarter 2020 wholesales declined 29 percent and revenue was down 31 percent, driven by COVID-19 related disruption. Our 29 percent decline in wholesales was lower than the industry’s, which was down 37 percent from a year ago. China’s market share of 2.2 percent increased 0.1 percentage points, reflecting recent product launches and a sales recovery slightly ahead of the industry.

China’s first quarter 2020 EBIT was $113 million lower than a year ago with an EBIT margin of negative 40.7 percent. The higher EBIT loss was driven by lower wholesales and adverse exchange, partially offset by structural cost improvements of $65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Markets Group

	First Quarter
Key Metrics	2019	2020	H / (L)
Market Share (%)	1.9%	1.5%	(0.4) ppts
Wholesale Units * (000)	107	78	(29)
Revenue ($M)	$2,618	$1,962	$(656)
EBIT ($M)	5	(26)	(31)
EBIT Margin (%)	0.2%	(1.3)%	(1.5) ppts
__________

*	Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 9,000 units in Q1 2019 and 3,000 units in Q1 2020). Revenue after Q2 2019 does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2019 EBIT	$5
Volume / Mix	(92)
Net Pricing	(14)
Cost	73
Exchange	(37)
Other	39
First Quarter 2020 EBIT	$(26)

In our International Markets Group, first quarter 2020 wholesales declined 27 percent from a year ago, primarily reflecting COVID-19 related disruption and the expected lower volume at our Russian joint venture. First quarter 2020 revenue decreased 25 percent year over year, driven by lower volume.

Our International Market Group’s first quarter 2020 EBIT was down $31 million from a year ago with an EBIT margin of negative 1.3 percent. The lower EBIT was driven by lower volume and adverse exchange, partially offset by cost improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Automotive Causal Factors

In general, we measure year-over-year change in Automotive segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-period volume and mix and exchange:

•	Market Factors (exclude the impact of unconsolidated affiliate wholesale units):

◦
Volume and Mix – primarily measures EBIT variance from changes in wholesale unit volumes (at prior-year average contribution margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the EBIT variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line

◦
Net Pricing – primarily measures EBIT variance driven by changes in wholesale unit prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, special lease offers, and stock adjustments on dealer inventory

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

In our Mobility segment, our first quarter 2020 EBIT loss was $334 million, a $46 million higher loss than a year ago. Our strategic investments in future growth opportunities in mobility services and vehicle and business model development for our autonomous vehicle platform continue, in line with a disciplined approach. We are assessing the impact of COVID-19 on consumer behavior and its impact on mobility services. We are shifting the launch of our autonomous vehicle commercial services, which was previously scheduled to commence in 2021, until 2022.

Volkswagen’s investment in Argo AI remains on track to close by mid-2020.

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

The tables below provide first quarter 2020 key metrics and the change in first quarter 2020 EBT compared with first quarter 2019 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
GAAP Financial Measures	2019	2020	H / (L)
Net Receivables ($B)	$147	$138	(6)%
Loss-to-Receivables * (bps)	55	62	7
Auction Values **	$18,445	$18,630	1%
EBT ($M)	$801	$30	$(771)
ROE (%)	16%	0.6%	(15.4) ppts

Other Balance Sheet Metrics
Debt ($B)	$143	$137	(4)%
Net Liquidity ($B)	31	28	(10)%
Financial Statement Leverage (to 1)	9.6	10.1	0.5
__________

*	U.S. retail financing only

**	U.S. 36-month off-lease first quarter auction values at Q1 2020 mix

	First Quarter
Non-GAAP Financial Measures	2019	2020	H / (L)
Managed Receivables * ($B)	$155	$146	(6)%
Managed Leverage ** (to 1)	8.8	9.2	0.4
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

**	See Liquidity and Capital Resources - Ford Credit Segment section for reconciliation to GAAP.

Change in EBT by Causal Factor (in millions)
First Quarter 2019 EBT	$801
Volume / Mix	(48)
Financing Margin	32
Credit Loss	(554)
Lease Residual	(146)
Exchange	(4)
Other	(51)
First Quarter 2020 EBT	$30

Ford Credit’s consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.62 percent, 7 basis points higher than a year ago. U.S. auction values were 1 percent higher than a year ago. Ford Credit now expects full year 2020 auction values to be down more than the 5 percent forecasted in February. Ford Credit’s receivables declined year over year, and Ford Credit expects its receivables to continue to decline in subsequent quarters due to the impact of COVID-19 on vehicle sales. In response to COVID-19, Ford Credit is broadly offering its existing customers payment deferrals, due date changes, and lease-end extensions.

Ford Credit’s first quarter 2020 EBT of $30 million was $771 million lower than a year ago, driven by about $600 million for credit loss reserve increases, lower values of off-lease vehicles awaiting sale, and anticipated lease defaults. In total, the impact of COVID-19 deteriorated first quarter 2020 EBT by about $700 million. In addition to the $600 million previously discussed, the remaining $100 million of COVID-19 impact was primarily driven by unfavorable performance in market valuation adjustments to derivatives as a result of interest rate declines.

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates” section

•	Lease Residual:

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Accumulated depreciation reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2019 Form 10-K Report

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

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2020, Corporate Other had a $151 million loss, compared with a $75 million loss a year ago. The higher loss is more than explained by the nonrecurrence of mark-to-market gains, partially offset by lower corporate governance expenses.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. First quarter 2020 interest expense on Automotive and Other debt was $227 million, which is $18 million lower than a year ago, more than explained by lower foreign debt interest expense, partially offset by higher U.S. debt interest expense.

Taxes

Our provision for income taxes for the first quarter 2020 was $847 million, resulting in a negative effective tax rate of 73.9%. During the quarter, we recognized tax expense of $855 million for valuation allowances against certain tax credits recorded as deferred tax assets.

Our first quarter 2020 adjusted effective tax rate, which excludes special items, the valuation allowance adjustment, and the tax impact on special items, was negative 7.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 pandemic has created significant volatility in the global economy, led to reduced economic activity, and adversely affected our operations. Consistent with actions taken by governmental authorities, in late March we suspended our manufacturing operations in regions around the world, other than China, where manufacturing operations were suspended in January and February, but began resuming operations in March. This action has put pressure on our Automotive liquidity. In response, we have assessed, and will continue to assess, all options available to us to increase our liquidity.

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

Company excluding Ford Credit

	December 31, 2019	March 31, 2020
Balance Sheet ($B)
Company Cash	$22.3	$34.3
Liquidity	35.4	35.1
Debt	(15.3)	(30.5)
Cash Net of Debt	7.0	3.8

Pension Funded Status ($B) *
Funded Plans	$(0.4)	$—
Unfunded Plans	(6.4)	(6.2)
Total Global Pension	$(6.8)	$(6.2)

Total Funded Status OPEB	$(6.1)	$(5.9)
__________

*
Balances at March 31, 2020 reflect net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Liquidity. At March 31, 2020, we had Company cash of $34.3 billion, an increase of $12 billion compared with December 31, 2019. Company cash at March 31, 2020 includes $15.1 billion of the loan proceeds we received in March 2020 under our corporate and supplemental revolving credit facilities, as described in more detail below. At April 24, 2020, we had Company cash of $34.6 billion, including $8 billion from our unsecured debt issuance, which settled on April 22, 2020. At March 31, 2020, about 92% of Company cash was held by consolidated entities domiciled in the United States.

Our key liquidity objective during these unprecedented and uncertain times is to prioritize actions that preserve or improve our cash balance until we are able to resume and sustain normal production and generate revenue. In aggregate, drawing on our corporate credit facilities and issuing unsecured debt securities increased our Company cash balance by $23.4 billion. We believe the phased restart of our manufacturing plants, supply network, and other dependent functions is probable of commencing in the second quarter of 2020. With our current balance of Company cash and the Company’s operating plan to resume production, we believe we have sufficient liquidity to fund our operations for at least the next twelve months. If we experience a significant delay in the phased restart of our manufacturing operations, or we are unable to maintain expected levels of production, we may take additional actions such as reducing costs or seeking additional financing.

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

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate when wholesale volumes decrease. With a suspension of our manufacturing operations outside of China, our revenue essentially ceased in March, while our production supplier payables, which are on about 45-day terms, continue to come due through early May, resulting in a deterioration of our cash flow as described below. Moreover, even in normal economic conditions, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2019	2020
Company Excluding Ford Credit
Company Adjusted EBIT* excluding Ford Credit	$1.6	$(0.7)

Capital spending	$(1.6)	$(1.8)
Depreciation and tooling amortization	1.4	1.4
Net spending	$(0.3)	$(0.4)

Receivables	$(0.1)	$0.5
Inventory	(1.1)	(1.1)
Trade Payables	1.7	(0.5)
Changes in working capital	$0.5	$(1.2)

Ford Credit distributions	$0.7	$0.3
All other and timing differences	(0.6)	(0.2)
Company adjusted free cash flow *	$1.9	$(2.2)

Global Redesign (including separations)	$(0.1)	$(0.2)
Changes in debt	—	15.1
Funded pension contributions	(0.3)	(0.2)
Shareholder distributions	(0.6)	(0.6)
All other (including acquisitions and divestitures)	0.2	0.1
Change in cash	$1.1	$12.0
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

*	Note: Numbers may not sum due to rounding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As reported on our Consolidated Statement of Cash Flows, our first quarter 2020 Net cash provided by/(used in) operating activities was down $4 billion year over year.  Company adjusted free cash flow was $4.1 billion lower than a year ago. The decline in both cash flows was more than explained by the earnings impact of COVID-19 and the decline in production supplier payables from a year ago due to the suspension of manufacturing operations in March.

Capital spending was $1.8 billion in the first quarter of 2020, $0.2 billion higher than a year ago. We expect full year 2020 capital spending to be between $6.3 billion and $6.8 billion, down from our prior expectation of $6.8 billion to $7.3 billion.

First quarter 2020 working capital was $1.2 billion negative, more than explained by higher inventory and lower trade payables, reflecting our suspension of manufacturing operations in March.

First quarter 2020 all other and timing differences were about $0.2 billion negative, reflecting assorted timing differences including differences between accrual-based EBIT and the associated cash flows, interest payments on Automotive and Other debt, and cash taxes.

In the first quarter of 2020, we contributed $175 million to our worldwide funded pension plans. We now expect to contribute between $0.5 billion and $0.7 billion to our funded plans (most of which are mandatory contributions), down from our prior expectation of $0.6 billion to $0.8 billion.

Shareholder distributions were $595 million in the first quarter of 2020, all of which was attributable to our regular quarterly dividend. On March 19, 2020, we announced the suspension of our regular quarterly dividend and share repurchase program.

Available Credit Lines. On March 19, 2020, Ford Credit reallocated $3 billion of commitments under our corporate credit facility back to us, and we submitted borrowing notices to our lenders for $13.4 billion under our corporate credit facility and $2 billion under our supplemental revolving credit facility to offset the temporary working capital impacts of the COVID-19 related suspension of manufacturing operations and to preserve our financial flexibility. On March 24, 2020, we received $15.1 billion, and on April 8, 2020, our subsidiary, Ford Motor Company Brasil Ltda., received the remaining $300 million attributable to the Brazilian real sub-facility under the corporate credit facility. Accordingly, as of April 8, 2020, we had $0.5 billion of available committed Company credit lines excluding Ford Credit available to us, all of which constitutes local credit facilities for our affiliates.

Under our corporate credit facility, $3.35 billion of our loans mature on April 30, 2022 and $10.05 billion of our loans mature on April 30, 2024. Under our supplemental revolving credit facility, all $2 billion matures on April 30, 2022, and under our delayed draw term loan, which we drew in full in 2019, all $1.5 billion matures on December 31, 2022.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. The terms and conditions of the supplemental revolving credit facility and delayed draw term loan are consistent with our corporate credit facility.

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy (the “DOE”) include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. As a result of being downgraded by Moody's in September 2019 and S&P in March 2020, on April 23, 2020, the following subsidiaries provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Debt. As shown in Note 14 of the Notes to the Financial Statements, at March 31, 2020, Company debt excluding Ford Credit was $30.5 billion, including Automotive debt of $30 billion. These balances were $15.2 billion and $15.3 billion higher, respectively, than at December 31, 2019, primarily reflecting the draws on our credit facilities. Our $8 billion unsecured debt issuance in April 2020, described above, is not included in these amounts.

Leverage. We manage Company debt (excluding Ford Credit) levels with a leverage framework that targets investment grade credit ratings through a normal business cycle; however, during these uncertain times, we have increased our debt balance and prioritized actions that preserve or improve our cash balance until we are able to resume and sustain normal production and generate revenue. The leverage framework includes a ratio of total company debt (excluding Ford Credit), underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT (excluding Ford Credit EBT), and further adjusted to exclude depreciation and tooling amortization (excluding Ford Credit).

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive and Other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit ended the first quarter with $28 billion in liquidity, which exceeded its target of about $25 billion. Ford Credit’s liquidity target was established to withstand a severe stress funding environment. During the first quarter of 2020, Ford Credit completed $6 billion of public funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of Ford Credit’s balance sheet and reduce Ford Credit’s funding requirements in 2020. Ford Credit expects to increase ABS mix and prudently issue unsecured debt; however, even without any incremental unsecured issuance in 2020, Ford Credit expects to maintain liquidity around its target level for the rest of the year.

Key elements of Ford Credit’s funding strategy include:

•	Maintain liquidity around $25 billion; continue to renew and expand committed ABS capacity;

•	Continue to leverage public market issuance;

•	Assets and committed capacity available to increase ABS mix as needed;

•	Continue to target managed leverage of 8:1 - 9:1; and

•	Maintain self-liquidating balance sheet.

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s managed receivables (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Term Debt (incl. Bank Borrowings)	$73	$73	$72
Term Asset-Backed Securities	60	57	56
Commercial Paper	4	4	3
Ford Interest Advantage / Deposits	6	7	6
Other	10	9	6
Equity	15	14	14
Adjustments for Cash	(13)	(12)	(11)
Total Managed Receivables *	$155	$152	$146

Securitized Funding as Percent of Managed Receivables	38%	38%	38%
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $146 billion at March 31, 2020, and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38% at the end of the first quarter of 2020. Ford Credit expects this to increase modestly by the end of the year. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2018 and 2019, planned issuances for full year 2020, and its global public term funding issuances through April 27, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through Apr 27
Unsecured	$13	$17	$ 3 - 8	$3
Securitizations *	14	14	9 - 14	3
Total public	$27	$31	$ 12 - 22	$6
__________

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

*	Note: Numbers may not sum due to rounding.

For 2020, Ford Credit now projects full year public term funding in the range of $12 billion to $22 billion. This is lower than previously estimated because the impact of COVID-19 has resulted in lower originations, which, in turn, leads to a smaller balance sheet and reduced funding requirements in 2020.

Through April 27, 2020, Ford Credit has completed $6 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Liquidity Sources *
Cash	$12.8	$11.7	$11.3
Committed asset-backed facilities	35.2	36.6	35.9
Other unsecured credit facilities	3.3	3.0	2.8
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$54.3	$54.3	$50.0

Utilization of Liquidity *
Securitization cash	$(3.3)	$(3.5)	$(2.9)
Committed asset-backed facilities	(19.8)	(17.3)	(18.6)
Other unsecured credit facilities	(0.6)	(0.8)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(23.7)	$(21.6)	$(22.0)

Gross liquidity	$30.6	$32.7	$28.0
Adjustments **	0.4	0.4	0.3
Net liquidity available for use	$31.0	$33.1	$28.3
__________

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

**
Includes asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. Ford Credit continues to target liquidity of about $25 billion and expects to remain around its targeted liquidity through 2020 as its balance sheet shrinks as a result of an expected decline in retail and lease originations due to COVID-19.

At March 31, 2020, Ford Credit’s net liquidity available for use was $28.3 billion, $4.8 billion lower than year-end 2019. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At March 31, 2020, Ford Credit’s liquidity sources including cash totaled $50.0 billion, down $4.3 billion from year-end 2019, primarily reflecting Ford Credit’s reallocation of $3 billion of commitments under the corporate credit facility to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments and allowance for credit losses, of its finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Ford Credit’s balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Ford Credit ensures its cumulative debt maturities have a longer tenor than its cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all of its assets have been funded and is in addition to its liquidity stress test.

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	April - December 2020	2021	2022	2023 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$72	$116	$139	$155
Total debt (b)	50	83	102	135
Memo: Unsecured Long-Term Debt Maturities	11	17	13	28
__________

(a)
Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.

(b)	Excludes unamortized debt (discount) / premium, unamortized issuance costs, and fair value adjustments.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for Ford Credit’s retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match all the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. See Notes 8 and 14 for additional information.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets (such as from the impact of COVID-19) and the effects of regulatory changes on the financial markets.

Despite Ford Credit’s diverse sources of funding and liquidity, its ability to maintain liquidity may be affected by, among others, the following factors (not necessarily listed in order of importance or probability of occurrence):

•	Prolonged disruption of the debt and securitization markets;

•	Global capital market volatility;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities Ford Credit offers;

•	Ford Credit’s ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within Ford Credit’s asset-backed financing structures;

•	Inability to obtain hedging instruments;

•	Accounting and regulatory changes (including LIBOR); and

•	Ford Credit’s ability to maintain credit facilities and committed asset-backed facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Leverage Calculation
Debt *	$142.9	$140.0	$136.8
Adjustments for cash	(12.8)	(11.7)	(11.3)
Adjustments for derivative accounting *	(0.1)	(0.5)	(1.6)
Total adjusted debt	$130.0	$127.8	$123.9

Equity **	$14.9	$14.3	$13.5
Adjustments for derivative accounting *	(0.2)	—	—
Total adjusted equity	$14.7	$14.3	$13.5

Financial statement leverage (to 1) (GAAP)	9.6	9.8	10.1
Managed leverage (to 1) (Non-GAAP)	8.8	8.9	9.2
__________

*
Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

**	Total shareholder’s interest reported on Ford Credit’s balance sheet.

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At March 31, 2020, Ford Credit’s financial statement leverage was 10.1:1, and its managed leverage was 9.2:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1, and expects its managed leverage to return to the targeted range later in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of March 31, 2020, our total Company pension underfunded status reported on our consolidated balance sheet was $6.2 billion and reflects the net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains, and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Return on Invested Capital. We analyze total Company performance using an adjusted Return on Invested Capital (“ROIC”) financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2019	March 31, 2020
Adjusted Net Operating Profit After Cash Tax
Net income/(loss) attributable to Ford	$3.1	$(3.1)
Add: Noncontrolling interest	—	—
Less: Income tax	(0.9)	0.3
Add: Cash tax	(0.7)	(0.6)
Less: Interest on debt	(1.2)	(1.0)
Less: Total pension / OPEB income/(cost)	(0.6)	(2.5)
Add: Pension / OPEB service costs	(1.1)	(1.0)
Net operating profit/(loss) after cash tax	$3.9	$(1.6)
Less: Special items (excl. pension / OPEB) pre-tax	(1.2)	(3.2)
Adjusted net operating profit after cash tax	$5.1	$1.6

Invested Capital
Equity	$36.4	$29.7
Redeemable noncontrolling interest	0.1	—
Debt (excl. Ford Credit)	14.2	30.5
Net pension and OPEB liability	11.1	12.2
Invested capital (end of period)	$61.9	$72.4
Average invested capital	$63.4	$63.7

ROIC *	6.2%	(2.5)%
Adjusted ROIC (Non-GAAP) **	8.0%	2.5%
__________

*	Calculated as the sum of net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

**	Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

*	Note: Numbers may not sum due to rounding.

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

The following rating actions were taken by these NRSROs since the filing of our 2019 Form 10-K Report:

•	On March 23, 2020, Fitch downgraded the credit ratings for Ford and Ford Credit (to BBB- from BBB) and maintained a negative outlook.

•	On March 25, 2020, Moody’s downgraded the credit ratings for Ford and Ford Credit (to Ba2 from Ba1) and placed the ratings under review for downgrade (prior outlook was stable).

•	On March 25, 2020, S&P downgraded the credit ratings for Ford and Ford Credit (to BB+ from BBB-) and placed the ratings on CreditWatch with negative implications (prior outlook was stable).

•	On March 27, 2020, DBRS placed all its rated automotive issuers under review with negative implications (prior outlook was negative).

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	BBB	Under review with negative implications	BBB	R-2M	Under review with negative implications	BBB (low)
Fitch	BBB-	BBB-	Negative	BBB-	F3	Negative	BBB-
Moody’s	N/A	Ba2	Under review for downgrade	Ba2	NP	Under review for downgrade	Baa3
S&P	BB+	BB+	CreditWatch with negative implications	BB+	B	CreditWatch with negative implications	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2020 Company guidance in our earnings release furnished on Form 8-K dated April 28, 2020 based on our expectations as of April 28, 2020. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2019 Form 10-K Report, in Item 1A of this 10-Q Report, and as updated by our subsequent filings with the SEC.

2020 Guidance
Total Company
Q2 Adjusted EBIT*	Loss > $5 billion
Capital spending	$6.3 - $6.8 billion
Pension contributions	$0.5 - $0.7 billion
Global Redesign EBIT charges	$(0.7) - $(1.2) billion
Global Redesign cash effects	$(0.7) - $(1.2) billion

Ford Credit
Auction values	Down > 5%**
Receivables	Continue to decline
Securitized funding as percent of managed receivables	Increase modestly by year-end
Total public funding issuances	$12 - $22 billion
Liquidity	Around $25 billion
Managed leverage	8:1 - 9:1

*
When we provide guidance for Adjusted EBIT we do not provide guidance for net income/(loss), the most comparable GAAP measure, because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” it includes items that are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

**	On average compared with full year 2019 at constant mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19;

•	Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit;

•	Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

•
Company Adjusted Free Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, global redesign (including separations), and other items that are considered operating cash flows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted free cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

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

Net Income Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2019	2020
Net income/(loss) attributable to Ford (GAAP)	$1,146	$(1,993)
Income/(Loss) attributable to noncontrolling interests	37	—
Net income/(loss)	$1,183	$(1,993)
Less: (Provision for)/Benefit from income taxes	(427)	(847)
Income/(Loss) before income taxes	$1,610	$(1,146)
Less: Special items pre-tax	(592)	(287)
Income/(Loss) before special items pre-tax	$2,202	$(859)
Less: Interest on debt	(245)	(227)
Adjusted EBIT (Non-GAAP)	$2,447	$(632)

Memo:
Revenue ($B)	$40.3	$34.3
Net income/(loss) margin (%)	2.8%	(5.8)%
Adjusted EBIT margin (%)	6.1%	(1.8)%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	First Quarter
	2019	2020
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,146	$(1,993)
Less: Impact of pre-tax and tax special items	(585)	(1,074)
Less: Noncontrolling interests impact of Russia restructuring	(35)	—
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,766	$(919)

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,973	3,963
Net dilutive options, unvested restricted stock units and restricted stock	24	—
Diluted shares	3,997	3,963

Earnings per share – diluted (GAAP)	$0.29	$(0.50)
Less: Net impact of adjustments	(0.15)	(0.27)
Adjusted earnings per share – diluted (Non-GAAP)	$0.44	$(0.23)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2019	2020	Memo: FY 2019
Pre-Tax Results ($M)
Income / (Loss) before income taxes (GAAP)	$1,610	$(1,146)	$(640)
Less: Impact of special items	(592)	(287)	(5,999)
Adjusted earnings before taxes (Non-GAAP)	$2,202	$(859)	$5,359

Taxes ($M)
(Provision for) / Benefit from income taxes (GAAP)	$(427)	$(847)	$724
Less: Impact of special items	7	(787)	1,323
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$(434)	$(60)	$(599)

Tax Rate (%)
Effective tax rate (GAAP)	26.5%	(73.9)%	113.1%
Adjusted effective tax rate (Non-GAAP)	19.7%	(7.0)%	11.2%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2019	2020
Net cash provided by / (used in) operating activities (GAAP)	$3,544	$(473)

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$1,118	$133
Funded pension contributions	(294)	(175)
Global Redesign (including separations)	(136)	(172)
Ford Credit tax payments / (refunds) under tax sharing agreement	98	475
Other, net	(120)	(15)

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,620)	$(1,770)
Ford Credit distributions	675	275
Settlement of derivatives	(26)	(28)

Company adjusted free cash flow (Non-GAAP)	$1,907	$(2,242)

Cash conversion (GAAP) (Trailing four quarters)	488%	(441)%
Adjusted free cash flow conversion (Non-GAAP) (Trailing four quarters)	24%	(41)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	March 31, 2019	December 31, 2019	March 31, 2020
Ford Credit finance receivables, net (GAAP) *	$109.8	$107.4	$106.0
Net investment in operating leases (GAAP) *	27.6	27.6	27.0
Consolidating adjustments **	9.5	7.0	4.8
Total net receivables	$146.9	$142.0	$137.8

Held-for-sale receivables (GAAP)	$—	$1.5	$—
Ford Credit unearned interest supplements and residual support	6.8	6.7	6.3
Allowance for credit losses	0.5	0.5	1.2
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$155.3	$151.7	$146.4
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2020
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(2,014)	$21	$—	$(1,993)
Depreciation and tooling amortization	1,384	1,060	—	2,444
Other amortization	8	(310)	—	(302)
Held-for-sale impairment charges	3	—	—	3
Provision for credit and insurance losses	6	592	—	598
Pension and OPEB expense/(income)	(178)	—	—	(178)
Equity investment dividends received in excess of (earnings)/losses	124	(6)	—	118
Foreign currency adjustments	362	(24)	—	338
Net (gain)/loss on changes in investments in affiliates	(20)	5	—	(15)
Stock compensation	37	1	—	38
Provision for deferred income taxes	974	(272)	—	702
Decrease/(Increase) in finance receivables (wholesale and other)	—	(1,080)	—	(1,080)
Decrease/(Increase) in intersegment receivables/payables	488	(488)	—	—
Decrease/(Increase) in accounts receivable and other assets	16	23	—	39
Decrease/(Increase) in inventory	(1,177)	—	—	(1,177)
Increase/(Decrease) in accounts payable and accrued and other liabilities	478	(284)	—	194
Other	(278)	76	—	(202)
Interest supplements and residual value support to Ford Credit	(819)	819	—	—
Net cash provided by/(used in) operating activities	$(606)	$133	$—	$(473)

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,770)	$(10)	$—	$(1,780)
Acquisitions of finance receivables and operating leases	—	(12,184)	—	(12,184)
Collections of finance receivables and operating leases	—	12,709	—	12,709
Proceeds from sale of business	—	1,340	—	1,340
Purchases of marketable and other investments	(7,564)	(680)	—	(8,244)
Sales and maturities of marketable securities and other investments	3,463	1,535	—	4,998
Settlements of derivatives	(28)	159	—	131
Other	(83)	(1)	—	(84)
Investing activity (to)/from other segments	275	(10)	(265)	—
Net cash provided by/(used in) investing activities	$(5,707)	$2,858	$(265)	$(3,114)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(596)	$—	$—	$(596)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	282	(904)	—	(622)
Proceeds from issuance of long-term debt	15,068	11,623	—	26,691
Principal payments on long-term debt	(296)	(12,652)	—	(12,948)
Other	(50)	(21)	—	(71)
Financing activity to/(from) other segments	10	(275)	265	—
Net cash provided by/(used in) financing activities	$14,418	$(2,229)	$265	$12,454

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(196)	$(252)	$—	$(448)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2020
	First Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$31,340	$13	$—	$31,353	$2,967	$34,320
Total costs and expenses	32,106	381	467	32,954	2,924	35,878
Operating income/(loss)	(766)	(368)	(467)	(1,601)	43	(1,558)
Interest expense on Automotive debt	—	—	214	214	—	214
Interest expense on Other debt	—	—	13	13	—	13
Other income/(loss), net	636	34	29	699	(19)	680
Equity in net income/(loss) of affiliated companies	(47)	—	—	(47)	6	(41)
Income/(Loss) before income taxes	(177)	(334)	(665)	(1,176)	30	(1,146)
Provision for/(Benefit from) income taxes	221	(80)	697	838	9	847
Net income/(loss)	(398)	(254)	(1,362)	(2,014)	21	(1,993)
Less: Income/(Loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income/(loss) attributable to Ford Motor Company	$(398)	$(254)	$(1,362)	$(2,014)	$21	$(1,993)
__________
(a) Other includes Corporate Other, Interest on Debt, and Special Items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2020
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$16,343	$9,628	$—	$25,971
Marketable securities	17,946	2,453	—	20,399
Ford Credit finance receivables, net	—	54,889	—	54,889
Trade and other receivables, net	3,128	3,497	—	6,625
Inventories	11,312	—	—	11,312
Assets held for sale	664	36	—	700
Other assets	2,689	1,691	—	4,380
Receivable from other segments	21	2,673	(2,694)	—
Total current assets	52,103	74,867	(2,694)	124,276

Ford Credit finance receivables, net	—	51,141	—	51,141
Net investment in operating leases	1,509	27,005	—	28,514
Net property	35,082	212	—	35,294
Equity in net assets of affiliated companies	2,159	116	—	2,275
Deferred income taxes	12,607	168	(1,853)	10,922
Other assets	8,860	2,868	—	11,728
Receivable from other segments	9	16	(25)	—
Total assets	$112,329	$156,393	$(4,572)	$264,150

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$17,449	$990	$—	$18,439
Other liabilities and deferred revenue	21,225	1,449	—	22,674
Automotive debt payable within one year	1,609	—	—	1,609
Ford Credit debt payable within one year	—	51,303	—	51,303
Other debt payable within one year	—	—	—	—
Liabilities held for sale	469	—	—	469
Payable to other segments	2,694	—	(2,694)	—
Total current liabilities	43,446	53,742	(2,694)	94,494

Other liabilities and deferred revenue	23,757	1,348	—	25,105
Automotive long-term debt	28,411	—	—	28,411
Ford Credit long-term debt	—	85,533	—	85,533
Other long-term debt	470	—	—	470
Deferred income taxes	67	2,225	(1,853)	439
Payable to other segments	25	—	(25)	—
Total liabilities	$96,176	$142,848	$(4,572)	$234,452

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At March 31, 2020, total equity attributable to Ford was $29.7 billion, a decrease of $3.5 billion compared with December 31, 2019. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$(2.0)
Shareholder distributions	(0.6)
Adoption of accounting standards	(0.2)
Other comprehensive income	(0.7)
Total	$(3.5)

U.S. Sales by Type. The following table shows first quarter 2020 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	263,757	265,966
SUVs	189,720	194,013
Cars	62,853	73,896
Total Vehicles	516,330	533,875

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

As a result of the January 1, 2020 adoption of the current expected credit loss (“CECL”) standard (ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments), we are updating the Critical Accounting Estimate disclosure in our 2019 Form 10-K Report as follows:

Allowance for Credit Losses

The allowance for credit losses represents Ford Credit’s estimate of the expected lifetime credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Changes in assumptions affect Ford Credit interest, operating, and other expenses on our consolidated income statement and the allowance for credit losses contained within Ford Credit finance receivables, net on our consolidated balance sheet. For additional information regarding the allowance for credit losses, see Note 8 of our Notes to the Financial Statements.

Assumptions Used. The allowance for credit losses is based on Ford Credit’s assumptions regarding:

•
Probability of default. The expected probability of payment and time to default which include assumptions about macroeconomic factors and recent performance. Macroeconomic factors used in the models are country specific.

•	Loss given default. The percentage of the expected balance due at default that is not recoverable. The loss given default takes into account the expected collateral value and future recoveries.

Sensitivity Analysis.

Changes in the assumptions used to derive probability of default and loss given default would affect the allowance for credit losses. The effect of the indicated increase / decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Probability of default (lifetime)	+/- 100	$200/$(200)
Loss given default	+/- 100	$20/$(20)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2020-04	Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2022
__________

(a)	Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2020, was an asset of $689 million, compared with a liability of $596 million as of December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.3 billion at March 31, 2020, compared with $2.3 billion at December 31, 2019.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2020, was a liability of $153 million, compared with a liability of $24 million at December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices would have been $99 million at March 31, 2020, compared with $112 million at December 31, 2019.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2020, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $3 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Tim Stone, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

CLASS ACTIONS

In re: Takata Airbag Product Liability Litigation; Economic Loss Track Cases Against Ford Motor Company.  On July 16, 2018, Ford entered into a settlement agreement related to a consumer economic loss class action pending before the U.S. District Court for the Southern District of Florida.  The first case was originally filed on October 27, 2014, against Ford, Takata, and several other automotive manufacturers, and was brought by consumers who own or owned vehicles equipped with Takata airbag inflators.  Additional cases were subsequently filed in courts throughout the United States and consolidated into a multidistrict case before the Florida court, which also included personal injury claims and claims by automotive recyclers.  Ford’s July 16, 2018 settlement relates only to the consumer economic loss matters.  In these cases, plaintiffs allege that Ford vehicles equipped with Takata airbags are defective and that Ford did not disclose this defect to consumers.  Plaintiffs allege that they suffered several forms of economic damages as a result of purchasing vehicles with defective airbags.  The settlement is for $299 million, which is subject to certain discounts, and is subject to court approval.  On December 20, 2018, the court overruled all objections and entered a final order approving the settlement.  Several objectors then filed notices of appeal of the trial court’s order.  On December 10, 2019, plaintiffs filed a motion with the court indicating they reached an agreement with the objectors to resolve the dispute.  The agreement does not increase the total cost to Ford of the settlement.  On January 23, 2020, the court held a hearing on the motion to approve the agreement, and on January 27, 2020, the court entered an “Indicative Ruling” indicating it would approve the agreement.  On March 3, 2020, the U.S. Court of Appeals for the Eleventh Circuit dismissed the appeal, and on March 9, 2020, the trial court entered a final approval order and the settlement became effective.

OTHER MATTERS

Brazilian Tax Matters.  Two Brazilian states and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  Our appeals with the State of São Paulo and the federal tax authority remain at the administrative level. In the State of Minas Gerais, one case that had been pending at the administrative level was dismissed on April 1, 2020, while the other two cases remain pending on appeal to the judicial court. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral, which would likely be significant. To date we have not been required to post any collateral.

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

ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, in late March 2020, we idled our manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. We believe the phased restart of our manufacturing plants, supply network, and other dependent functions is probable of commencing in the second quarter of 2020. Our automotive operations will generally not realize revenue while our manufacturing operations are suspended, but we will continue to incur operating and non-operating expenses. Any decisions on resumptions will be made in cooperation with local unions, suppliers, dealers, and other stakeholders. A continued significant disruption to our production schedule will have a substantial adverse effect on our financial condition, liquidity, and results of operations.

The economic slowdown attributable to COVID-19 has led to a global decrease in vehicle sales in markets around the world. As described in more detail under “Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, a sustained decline in vehicle sales would have a substantial adverse effect on our financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to COVID-19 in general, showroom traffic at our dealers has dropped significantly and many dealers have temporarily ceased normal operations, thereby reducing the demand for our products and leading dealers to purchase fewer vehicles from us, as well as a reduction in parts and accessories sales. At the same time, despite the decrease in revenue, our production trade payables continue to come due through early May, resulting in a deterioration of our cash flow. The extent and duration of the deterioration is uncertain at this time.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles. Ford’s suspension of manufacturing operations, the significant decline in dealer showroom traffic, and the reduction of operations at many dealers has resulted in a significant decline in Ford Credit’s retail financing and lease originations, and a sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. Further, COVID-19 has had a significant negative impact on many businesses and unemployment rates have increased sharply. Ford Credit expects the economic uncertainty and higher unemployment to result in higher defaults in its consumer portfolio, and prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States have disrupted auction activity in many locations, which may adversely impact, or cause delays in realizing, the resale value for off-lease and repossessed vehicles. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

As described in more detail under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the volatility created by COVID-19 has adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, and whether the pandemic leads to recessionary conditions in any of our key markets. For example, fully ramping up our production schedule to prior levels may take several months and will depend, in part, on whether our suppliers and dealers have resumed normal operations. Further, government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to our customers, suppliers, dealers, or us, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. Accordingly, the ultimate impact on our financial condition and results of operations cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected.

The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, our competitiveness, demand or market acceptance for our products, and shifting consumer preferences.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Incentive Compensation Plan for 2020.	Filed with this Report.
Exhibit 10.2	Performance-Based Restricted Stock Unit Metrics for 2020.	Filed with this Report.
Exhibit 10.3	Executive Waiver and Release Agreement between Ford Motor Company and Joseph R. Hinrichs dated February 21, 2020.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
__________
* Submitted electronically with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	April 28, 2020