Form 10-Q
period 2020-06-30
FORD MOTOR CO
filed 2020-07-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

or

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

As of July 24, 2020, Ford had outstanding 3,907,536,920 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page

74

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2019	2020
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,333	$(875)
Depreciation and tooling amortization	4,988	4,802
Other amortization	(587)	(590)
Held-for-sale impairment charges	—	18
Provision for credit and insurance losses	166	779
Pension and other post-retirement employee benefits (“OPEB”) expense/(income)	123	(454)
Equity investment dividends received in excess of (earnings)/losses	21	169
Foreign currency adjustments	(92)	113
Net (gain)/loss on changes in investments in affiliates	(2)	(3,480)
Stock compensation	169	107
Provision for deferred income taxes	200	655
Decrease/(Increase) in finance receivables (wholesale and other)	715	9,772
Decrease/(Increase) in accounts receivable and other assets	(962)	220
Decrease/(Increase) in inventory	(1,180)	66
Increase/(Decrease) in accounts payable and accrued and other liabilities	4,929	(2,485)
Other	186	(175)
Net cash provided by/(used in) operating activities	10,007	8,642

Cash flows from investing activities
Capital spending	(3,553)	(2,955)
Acquisitions of finance receivables and operating leases	(26,202)	(27,113)
Collections of finance receivables and operating leases	24,974	22,923
Proceeds from sale of business (Note 17)	—	1,340
Purchases of marketable securities and other investments	(7,670)	(19,624)
Sales and maturities of marketable securities and other investments	8,540	10,804
Settlements of derivatives	83	73
Other	4	337
Net cash provided by/(used in) investing activities	(3,824)	(14,215)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,196)	(596)
Purchases of common stock	—	—
Net changes in short-term debt	71	(789)
Proceeds from issuance of long-term debt	26,233	44,303
Principal payments on long-term debt	(25,767)	(23,345)
Other	(149)	(182)
Net cash provided by/(used in) financing activities	(808)	19,391

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	(378)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$5,399	$13,440

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$16,907	$17,741
Net increase/(decrease) in cash, cash equivalents, and restricted cash	5,399	13,440
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$22,306	$31,181

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2019	2020	2019	2020
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$35,758	$16,622	$72,997	$47,962
Ford Credit	3,089	2,739	6,186	5,706
Mobility	6	10	12	23
Total revenues (Note 3)	38,853	19,371	79,195	53,691

Costs and expenses
Cost of sales	33,657	17,932	67,599	48,454
Selling, administrative, and other expenses	2,725	1,965	5,568	4,397
Ford Credit interest, operating, and other expenses	2,381	2,233	4,736	5,157
Total costs and expenses	38,763	22,130	77,903	58,008
Operating income/(loss)	90	(2,759)	1,292	(4,317)

Interest expense on Automotive debt	230	439	461	653
Interest expense on Other debt	14	11	28	24

Other income/(loss), net (Note 4)	272	4,318	900	4,998
Equity in net income/(loss) of affiliated companies	87	(25)	112	(66)
Income/(Loss) before income taxes	205	1,084	1,815	(62)
Provision for/(Benefit from) income taxes	55	(34)	482	813
Net income/(loss)	150	1,118	1,333	(875)
Less: Income/(Loss) attributable to noncontrolling interests	2	1	39	1
Net income/(loss) attributable to Ford Motor Company	$148	$1,117	$1,294	$(876)

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.04	$0.28	$0.33	$(0.22)
Diluted income/(loss)	0.04	0.28	0.32	(0.22)

Weighted-average shares used in computation of earnings per share
Basic shares	3,984	3,975	3,979	3,969
Diluted shares	4,013	3,992	4,005	3,969

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2019	2020	2019	2020
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$150	$1,118	$1,333	$(875)
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(127)	(102)	116	(1,555)
Marketable securities	59	99	122	113
Derivative instruments	117	(24)	(329)	668
Pension and other postretirement benefits	16	17	21	31
Total other comprehensive income/(loss), net of tax	65	(10)	(70)	(743)
Comprehensive income/(loss)	215	1,108	1,263	(1,618)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	1	39	1
Comprehensive income/(loss) attributable to Ford Motor Company	$213	$1,107	$1,224	$(1,619)

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	June 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$17,504	$30,989
Marketable securities (Note 7)	17,147	26,141
Ford Credit finance receivables, net of allowance for credit losses of $162 and $396 (Note 8)	53,651	42,720
Trade and other receivables, less allowances of $63 and $75	9,237	9,107
Inventories (Note 9)	10,786	10,220
Assets held for sale (Note 17)	2,383	720
Other assets	3,339	4,214
Total current assets	114,047	124,111

Ford Credit finance receivables, net of allowance for credit losses of $351 and $889 (Note 8)	53,703	53,987
Net investment in operating leases	29,230	27,716
Net property	36,469	35,276
Equity in net assets of affiliated companies	2,519	4,651
Deferred income taxes	11,863	11,066
Other assets	10,706	12,559
Total assets	$258,537	$269,366

LIABILITIES
Payables	$20,673	$16,360
Other liabilities and deferred revenue (Note 12)	22,987	20,792
Automotive debt payable within one year (Note 14)	1,445	2,084
Ford Credit debt payable within one year (Note 14)	52,371	53,260
Other debt payable within one year (Note 14)	130	—
Liabilities held for sale (Note 17)	526	284
Total current liabilities	98,132	92,780

Other liabilities and deferred revenue (Note 12)	25,324	25,391
Automotive long-term debt (Note 14)	13,233	37,409
Ford Credit long-term debt (Note 14)	87,658	82,007
Other long-term debt (Note 14)	470	470
Deferred income taxes	490	454
Total liabilities	225,307	238,511

EQUITY
Common Stock, par value $.01 per share (4,025 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,165	22,210
Retained earnings	20,320	18,645
Accumulated other comprehensive income/(loss) (Note 18)	(7,728)	(8,471)
Treasury stock	(1,613)	(1,601)
Total equity attributable to Ford Motor Company	33,185	30,824
Equity attributable to noncontrolling interests	45	31
Total equity	33,230	30,855
Total liabilities and equity	$258,537	$269,366

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2019	June 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$3,204
Ford Credit finance receivables, net	58,478	49,806
Net investment in operating leases	14,883	14,462
Other assets	12	1
LIABILITIES
Other liabilities and deferred revenue	$19	$94
Debt	50,865	45,908

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (a)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434
Net income	—	—	148	—	—	148	2	150
Other comprehensive income/(loss), net	—	—	—	65	—	65	—	65
Common stock issued (a)	—	85	—	—	—	85	—	85
Treasury stock/other	—	—	—	—	6	6	1	7
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(605)	—	—	(605)	—	(605)
Balance at June 30, 2019	$41	$22,111	$22,769	$(7,436)	$(1,388)	$36,097	$39	$36,136

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698
Net income/(loss)	—	—	1,117	—	—	1,117	1	1,118
Other comprehensive income/(loss), net	—	—	—	(10)	—	(10)	—	(10)
Common stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	6	6	(18)	(12)
Dividends and dividend equivalents declared	—	—	1	—	—	1	—	1
Balance at June 30, 2020	$41	$22,210	$18,645	$(8,471)	$(1,601)	$30,824	$31	$30,855
__________

(a)	Includes impacts of share-based compensation.

(b)	Dividends and dividend equivalents declared for Common and Class B Stock.

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

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures.  As a result, extraordinary actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions included travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Consistent with the actions taken by governmental authorities, by late March 2020, we had idled all of our significant manufacturing operations in regions around the world. By May 2020, we restarted manufacturing operations in a phased manner at locations around the world. We have since returned to pre-COVID-19 production levels in several major markets.

Our results include adjustments to our assets and liabilities made due to the impact of COVID-19, the most significant of which were a valuation allowance on certain deferred tax assets of $228 million and $1.1 billion for the second quarter and first half of 2020, respectively (see Note 5), and a charge to the provision for credit losses on Ford Credit’s finance receivables of $46 million and $532 million during the second quarter and first half of 2020, respectively (see Note 8). Our assessments of the effect of COVID-19 on our financial statements, including estimates, are based on a variety of factors and are subject to many uncertainties.

The impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our operations, customers, dealers, and suppliers, and the rate at which economic conditions return to pre-COVID-19 levels.

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

ASU 2020-04, Reference Rate Reform:  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  On April 1, 2020, we adopted the new standard, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met.  As of June 30, 2020, we have not yet elected any optional expedients provided in the standard.  We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE

The following table disaggregates our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$34,235	$—	$—	$34,235
Used vehicles	842	—	—	842
Extended service contracts	348	—	—	348
Other revenue	219	6	55	280
Revenues from sales and services	35,644	6	55	35,705

Leasing income	114	—	1,472	1,586
Financing income	—	—	1,521	1,521
Insurance income	—	—	41	41
Total revenues	$35,758	$6	$3,089	$38,853

	Second Quarter 2020
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$15,406	$—	$—	$15,406
Used vehicles	533	—	—	533
Extended service contracts	346	—	—	346
Other revenue	252	10	44	306
Revenues from sales and services	16,537	10	44	16,591

Leasing income	85	—	1,401	1,486
Financing income	—	—	1,261	1,261
Insurance income	—	—	33	33
Total revenues	$16,622	$10	$2,739	$19,371

	First Half 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$69,811	$—	$—	$69,811
Used vehicles	1,862	—	—	1,862
Extended service contracts	681	—	—	681
Other revenue	432	12	106	550
Revenues from sales and services	72,786	12	106	72,904

Leasing income	211	—	2,949	3,160
Financing income	—	—	3,049	3,049
Insurance income	—	—	82	82
Total revenues	$72,997	$12	$6,186	$79,195

	First Half 2020
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,247	$—	$—	$45,247
Used vehicles	1,464	—	—	1,464
Extended service contracts	710	—	—	710
Other revenue	398	23	85	506
Revenues from sales and services	47,819	23	85	47,927

Leasing income	143	—	2,860	3,003
Financing income	—	—	2,686	2,686
Insurance income	—	—	75	75
Total revenues	$47,962	$23	$5,706	$53,691

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded a decrease in revenue of $350 million in the second quarter of 2019 and an increase in revenue of $48 million in the second quarter of 2020 related to revenue recognized in prior periods.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2019 and June 30, 2020, respectively. We expect to recognize approximately $600 million of the unearned amount in the remainder of 2020, $1.1 billion in 2021, and $2.3 billion thereafter. We recognized $285 million and $276 million of unearned amounts as revenue during the second quarter of 2019 and 2020, respectively, and $590 million and $606 million in the first half of 2019 and 2020, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $270 million and $276 million in deferred costs as of December 31, 2019 and June 30, 2020, respectively. We recognized $20 million and $19 million of amortization during the second quarter of 2019 and 2020, respectively, and $39 million in the first half of both 2019 and 2020.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Net periodic pension and OPEB income/(cost), excluding service cost	$111	$544	$383	$995
Investment-related interest income	207	122	410	284
Interest income/(expense) on income taxes	(1)	12	(21)	(11)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(187)	47	(120)	15
Gains/(Losses) on changes in investments in affiliates (a)	(1)	3,465	2	3,480
Gains/(Losses) on extinguishment of debt	(53)	(1)	(53)	(1)
Royalty income	108	94	192	183
Other	88	35	107	53
Total	$272	$4,318	$900	$4,998

__________

(a)	See Note 17 for additional information relating to our Argo AI, LLC (“Argo AI”) and Volkswagen AG (“VW”) transaction.

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

Based on all available evidence, we established a valuation allowance against certain net operating losses and tax credits of $228 million and $1.1 billion during the second quarter and first half of 2020, respectively, as it is more likely than not that these deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we have changed our priorities due to the effects of COVID-19 on our operations. We continue to balance preservation of cash against long-term tax planning actions that could have resulted in cash outlays to preserve some of our tax credits.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss)	$148	$1,117	$1,294	$(876)
Diluted income/(loss)	148	1,117	1,294	(876)

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,984	3,975	3,979	3,969
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	29	17	26	—
Diluted shares	4,013	3,992	4,005	3,969

__________

(a)	Not included in the calculation of diluted earnings per share, due to their antidilutive effect, are 25 million shares for the first half of 2020.

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash Equivalents

Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our consolidated balance sheets.

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

On a quarterly basis, we review our available-for-sale debt securities for credit losses. We compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, we determine if a credit loss allowance is necessary. If a credit loss allowance is necessary, we will record an allowance, limited by the amount that fair value is less than the amortized cost basis, and recognize the corresponding charge in Other income/(loss), net. Factors we consider include the severity of the impairment, the reason for the decline in value, interest rate changes, and counterparty long-term ratings.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$520	$—	$—	$520
U.S. government agencies	2	125	—	—	125
Non-U.S. government and agencies	2	601	—	350	951
Corporate debt	2	642	—	604	1,246
Total marketable securities classified as cash equivalents		1,888	—	954	2,842
Cash, time deposits, and money market funds		6,432	117	8,113	14,662
Total cash and cash equivalents		$8,320	$117	$9,067	$17,504

Marketable securities
U.S. government	1	$2,930	$—	$195	$3,125
U.S. government agencies	2	1,548	—	210	1,758
Non-U.S. government and agencies	2	4,217	—	2,408	6,625
Corporate debt	2	4,802	—	193	4,995
Equities (a)	1	81	—	—	81
Other marketable securities	2	273	—	290	563
Total marketable securities		$13,851	$—	$3,296	$17,147

Restricted cash		$15	$21	$139	$175

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$62	$62

		June 30, 2020
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$4,307	$—	$1,568	$5,875
U.S. government agencies	2	1,950	—	825	2,775
Non-U.S. government and agencies	2	1,578	—	1,352	2,930
Corporate debt	2	719	—	992	1,711
Total marketable securities classified as cash equivalents		8,554	—	4,737	13,291
Cash, time deposits, and money market funds		9,540	57	8,101	17,698
Total cash and cash equivalents		$18,094	$57	$12,838	$30,989

Marketable securities
U.S. government	1	$6,879	$—	$1,924	$8,803
U.S. government agencies	2	5,118	—	410	5,528
Non-U.S. government and agencies	2	3,451	—	2,215	5,666
Corporate debt	2	5,358	—	223	5,581
Equities (a)	1	49	—	—	49
Other marketable securities	2	250	—	264	514
Total marketable securities		$21,105	$—	$5,036	$26,141

Restricted cash		$21	$6	$165	$192

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—	$—

__________
(a) Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2019 and June 30, 2020 were a $44 million loss and a $29 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,839	$11	$(1)	$2,849	$1,028	$1,772	$49
U.S. government agencies	1,445	2	(1)	1,446	830	589	27
Non-U.S. government and agencies	3,925	20	(1)	3,944	1,546	2,398	—
Corporate debt	5,029	53	—	5,082	1,837	3,245	—
Other marketable securities	230	1	—	231	—	149	82
Total	$13,468	$87	$(3)	$13,552	$5,241	$8,153	$158

	June 30, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,978	$64	$—	$3,042	$1,072	$1,935	$35
U.S. government agencies	1,938	15	—	1,953	704	1,126	123
Non-U.S. government and agencies	2,849	48	—	2,897	1,192	1,704	1
Corporate debt	5,751	106	(5)	5,852	2,157	3,668	27
Other marketable securities	212	3	—	215	—	144	71
Total	$13,728	$236	$(5)	$13,959	$5,125	$8,577	$257

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Automotive
Sales proceeds	$1,858	$2,452	$3,000	$4,317
Gross realized gains	3	21	5	28
Gross realized losses	5	3	10	10

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2019
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$183	$(1)	$50	$—	$233	$(1)
U.S. government agencies	370	(1)	344	—	714	(1)
Non-U.S. government and agencies	463	—	390	(1)	853	(1)
Corporate debt	29	—	53	—	82	—
Other marketable securities	59	—	17	—	76	—
Total	$1,104	$(2)	$854	$(1)	$1,958	$(3)

	June 30, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$357	$—	$—	$—	$357	$—
U.S. government agencies	25	—	42	—	67	—
Non-U.S. government and agencies	319	—	36	—	355	—
Corporate debt	783	(4)	11	(1)	794	(5)
Other marketable securities	7	—	16	—	23	—
Total	$1,491	$(4)	$105	$(1)	$1,596	$(5)

We determine credit losses on available-for-sale debt securities using the specific identification method. During the first half of 2020, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2019	June 30, 2020
Cash and cash equivalents (a)	$17,504	$30,989
Restricted cash (b)	175	192
Cash, cash equivalents, and restricted cash in held-for-sale assets	62	—
Total cash, cash equivalents, and restricted cash	$17,741	$31,181
__________

(a)	Includes a $290 million cash compensating balance at June 30, 2020 in an interest-bearing savings account related to a $498 million debt obligation.

(b)	Included in Other assets in the non-current assets section of our consolidated balance sheets.

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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2019	June 30, 2020
Consumer
Retail installment contracts, gross	$68,905	$70,773
Finance leases, gross	8,566	7,879
Retail financing, gross	77,471	78,652
Unearned interest supplements	(3,589)	(3,844)
Consumer finance receivables	73,882	74,808
Non-Consumer
Dealer financing	33,985	23,184
Non-Consumer finance receivables	33,985	23,184
Total recorded investment	$107,867	$97,992

Recorded investment in finance receivables	$107,867	$97,992
Allowance for credit losses	(513)	(1,285)
Total finance receivables, net	$107,354	$96,707

Current portion	$53,651	$42,720
Non-current portion	53,703	53,987
Total finance receivables, net	$107,354	$96,707

Net finance receivables subject to fair value (a)	$99,168	$89,207
Fair value (b)	99,297	90,298
__________

(a)	Net finance receivables subject to fair value exclude finance leases.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2019 and 2020 was $97 million and $77 million, respectively, and for the first half of 2019 and 2020 was $189 million and $172 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2019 and June 30, 2020, accrued interest was $251 million and $215 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2019 and June 30, 2020, were consumer receivables of $38.3 billion and $42.1 billion, respectively, and non-consumer receivables of $26.8 billion and $17.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The value of finance receivables considered held for sale at December 31, 2019 was $1.5 billion, primarily made up of $1.2 billion of Forso Nordic AB (“Forso”) related finance receivables. At June 30, 2020, there were $50 million of certain wholesale finance receivables specifically identified as held for sale. These held-for-sale values are reported in Assets held for sale on our consolidated balance sheets. See Note 17 for additional information.

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Total
Consumer
31 - 60 days past due	$839
61 - 120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,842
Total	$73,882

The credit quality analysis of consumer receivables at June 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31 - 60 days past due	$45	$60	$98	$135	$124	$31	$493
61 - 120 days past due	9	17	33	44	40	10	153
Greater than 120 days past due	14	7	8	9	6	—	44
Total past due	68	84	139	188	170	41	690
Current	1,631	4,199	9,581	17,452	24,396	16,859	74,118
Total	$1,699	$4,283	$9,720	$17,640	$24,566	$16,900	$74,808

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Total
Dealer financing
Group I	$26,281
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$33,985
__________

(a)	Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at June 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total
Group I	$608	$132	$159	$221	$98	$237	$1,455	$14,102	$15,557
Group II	38	32	17	18	7	72	184	5,317	5,501
Group III	9	—	4	17	6	28	64	1,908	1,972
Group IV	2	3	—	—	2	4	11	143	154
Total (a)	$657	$167	$180	$256	$113	$341	$1,714	$21,470	$23,184
__________

(a)	Total past due dealer financing receivables at June 30, 2020 were $143 million.

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

Ford Credit has offered various programs to provide relief to customers and dealers impacted by COVID-19.  These programs, which were broadly available to customers and dealers, included payment extensions.  Ford Credit concluded that these programs did not meet TDR criteria. As of June 30, 2020, in the United States, Ford Credit has received payments on 88% of the pandemic extensions offered to its customers, and no dealers are delinquent on their payments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

Additions to the allowance for credit losses are made by recording charges to Ford Credit interest, operating, and other expenses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses. In the event Ford Credit repossesses the collateral, the receivable is charged off and the collateral is recorded at its estimated fair value less costs to sell and reported in Other assets on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Non-Consumer Portfolio

Dealer financing includes wholesale loans to dealers to finance vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital, improvements to dealership facilities, the purchase of dealership real estate, and other dealer programs.

Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, the financial status of the dealer, and any TDR modifications) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

Dealer Loans. Ford Credit uses a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industry-wide commercial real estate credit losses, adjusted to factor in the historical credit losses for the dealer loans portfolio. The expected credit loss is calculated under different economic scenarios that are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2019 (a)			First Half 2019 (a)
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(117)	—	(117)	(254)	(17)	(271)
Recoveries	45	6	51	88	8	96
Provision for credit losses	70	(7)	63	94	2	96
Other (c)	2	1	3	2	1	3
Ending balance	$496	$17	$513	$496	$17	$513

	Second Quarter 2020			First Half 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,157	$74	$1,231	$496	$17	$513
Adoption of ASU 2016-13 (b)	—	—	—	247	5	252
Charge-offs (c)	(80)	—	(80)	(225)	(1)	(226)
Recoveries (c)	33	1	34	76	3	79
Provision for credit losses	94	(1)	93	628	51	679
Other (d)	7	—	7	(11)	(1)	(12)
Ending balance	$1,211	$74	$1,285	$1,211	$74	$1,285
__________

(a)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.

(b)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

(c)	Charge-offs and recoveries were lower in the second quarter of 2020 reflecting program extensions and decision to temporarily suspend involuntary repossessions due to COVID-19.

(d)	Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2020, the allowance for credit losses increased $54 million and $772 million, respectively. The change in the second quarter reflects an increase of $46 million, primarily attributable to COVID-19, and an increase for translation adjustments. The change in the first half reflects an increase to the reserve of $252 million related to the adoption of ASU 2016-13 and an increase of $532 million, primarily attributable to COVID-19, offset by a decrease for translation adjustments. The first half change to the reserve reflects economic uncertainty which, along with the expectation of continued higher unemployment, is expected to increase the probability of default and loss given default rates in our consumer portfolio, especially in the United States.  These economic trends and conditions are also expected to negatively impact the dealers.  The relatively moderate reserve increase in the second quarter reflects Ford Credit's view that future economic conditions are largely unchanged from its assumptions at March 31.  Although net charge-offs during the second quarter and first half of 2020 remained low, reflecting government relief programs, customer payment deferral programs, and Ford Credit's decision to temporarily suspend involuntary repossessions, the future impact of COVID-19 on credit losses is expected to be adverse.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2019	June 30, 2020
Raw materials, work-in-process, and supplies	$4,402	$4,367
Finished products	6,384	5,853
Total inventories	$10,786	$10,220

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.2 billion and $1.6 billion at December 31, 2019 and June 30, 2020, respectively. The increase from December 31, 2019 primarily reflects our preferred security investment in Argo AI. See Note 17 for additional information relating to our Argo AI and VW transaction. In the second quarter of 2020, there were no material adjustments to the fair values of these investments held at June 30, 2020.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $278 million and $254 million at December 31, 2019 and June 30, 2020, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	June 30, 2020
Current
Dealer and dealers’ customer allowances and claims	$13,113	$11,632
Deferred revenue	2,091	2,021
Employee benefit plans	1,857	1,483
Accrued interest	1,128	1,117
OPEB (a)	332	327
Pension (a)	185	184
Operating lease liabilities	367	339
Other	3,914	3,689
Total current other liabilities and deferred revenue	$22,987	$20,792
Non-current
Pension (a)	$9,878	$9,487
OPEB (a)	5,740	5,661
Dealer and dealers’ customer allowances and claims	1,921	2,464
Deferred revenue	4,191	4,257
Operating lease liabilities	1,047	914
Employee benefit plans	1,104	1,105
Other	1,443	1,503
Total non-current other liabilities and deferred revenue	$25,324	$25,391
__________

(a)
Balances at June 30, 2020 reflect pension and OPEB liabilities at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019. Included in Other assets are pension assets of $3.2 billion and $3.8 billion at December 31, 2019 and June 30, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2019	2020	2019	2020	2019	2020
Service cost	$114	$130	$127	$127	$11	$11
Interest cost	409	323	173	130	52	41
Expected return on assets	(649)	(699)	(281)	(254)	—	—
Amortization of prior service costs/(credits)	21	1	9	8	(17)	(4)
Net remeasurement (gain)/loss	(10)	4	—	(152)	—	—
Separation programs/other	—	3	232	33	—	1
Settlements and curtailments	(50)	4	—	17	—	—
Net periodic benefit cost/(income)	$(165)	$(234)	$260	$(91)	$46	$49

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2019	2020	2019	2020	2019	2020
Service cost	$228	$260	$256	$258	$22	$23
Interest cost	818	646	349	263	105	84
Expected return on assets	(1,298)	(1,398)	(567)	(521)	—	—
Amortization of prior service costs/(credits)	43	2	17	17	(35)	(8)
Net remeasurement (gain)/loss	(10)	4	—	(232)	—	58
Separation programs/other	1	13	244	57	—	—
Settlements and curtailments	(50)	4	—	18	—	(2)
Net periodic benefit cost/(income)	$(268)	$(469)	$299	$(140)	$92	$155

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

As part of our ongoing global redesign activities, we recognized additional expense of $232 million and $51 million in the second quarter of 2019 and 2020, respectively, and $245 million and $75 million in the first half of 2019 and 2020, respectively, related to separation programs.

In addition, in the second quarter, we recognized settlements and curtailments, which required plan remeasurements at current discount rates, asset returns, and economic conditions.  This resulted in remeasurement gains of $148 million and $170 million in the second quarter and first half of 2020, respectively. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2020, we expect to contribute between $500 million and $700 million of cash to our global funded pension plans. We also expect to make about $350 million of benefit payments to participants in unfunded plans. In the first half of 2020, we contributed $282 million to our worldwide funded pension plans and made $176 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

	December 31, 2019	June 30, 2020
Automotive
Debt payable within one year
Short-term	$315	$1,172
Long-term payable within one year
Credit facilities (a)	—	292
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program (b)	591	148
Other debt	540	472
Unamortized (discount)/premium	(1)	—
Total debt payable within one year	1,445	2,084
Long-term debt payable after one year
Public unsecured debt securities (c)	10,583	18,583
Credit facilities (a)	—	15,068
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program (b)	880	1,138
Other debt (d)	547	1,559
Unamortized (discount)/premium	(161)	(242)
Unamortized issuance costs	(116)	(197)
Total long-term debt payable after one year	13,233	37,409
Total Automotive	$14,678	$39,493
Fair value of Automotive debt (e)	$15,606	$38,280
Ford Credit
Debt payable within one year
Short-term	$13,717	$11,681
Long-term payable within one year
Unsecured debt	15,062	18,567
Asset-backed debt	23,609	22,997
Unamortized (discount)/premium	1	1
Unamortized issuance costs	(17)	(19)
Fair value adjustments (f)	(1)	33
Total debt payable within one year	52,371	53,260
Long-term debt payable after one year
Unsecured debt	55,148	49,711
Asset-backed debt	32,162	30,794
Unamortized (discount)/premium	6	4
Unamortized issuance costs	(197)	(186)
Fair value adjustments (f)	539	1,684
Total long-term debt payable after one year	87,658	82,007
Total Ford Credit	$140,029	$135,267
Fair value of Ford Credit debt (e)	$141,678	$132,836
Other
Long-term debt payable within one year	$130	$—
Long-term debt payable after one year
Unsecured debt	474	474
Unamortized (discount)/premium and issuance costs	(4)	(4)
Total long-term debt payable after one year	470	470
Total Other	$600	$470
Fair value of Other debt	$720	$534
__________

(a)
We drew $15.4 billion under our corporate credit facility and supplemental revolving credit facility in the first quarter of 2020. On July 27, 2020, we repaid $5.7 billion of our corporate credit facility and the full $2 billion outstanding under our supplemental revolving credit facility.

(b)
In June 2020, our DOE ATVM loan was modified, reducing quarterly principal payments from $148 million to $37 million. The deferred portion of the principal payments will be due upon original maturity in June 2022.

(c)	Public unsecured debt securities increased by $8 billion reflecting our unsecured debt issuance in April 2020.

(d)	Includes a £625 million five-year term loan entered into by Ford Motor Company Limited in June 2020 pursuant to U.K. Export Finance program.

(e)
The fair value of debt includes $315 million and $1.2 billion of Automotive short-term debt and $12.8 billion and $10.9 billion of Ford Credit short-term debt at December 31, 2019 and June 30, 2020, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

(f)	These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $42.5 billion at December 31, 2019 and June 30, 2020, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges (a)	2019	2020	2019	2020
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts	$44	$(4)	$98	$(74)
Commodity contracts	(6)	(14)	(11)	(28)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(12)	68	(32)	96
Fair value changes on hedging instruments	474	112	724	1,222
Fair value changes on hedged debt	(463)	(98)	(716)	(1,191)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (b)	5	(274)	(23)	312
Cross-currency interest rate swap contracts	141	154	(4)	3
Interest rate contracts	(3)	(12)	(30)	(86)
Commodity contracts	(12)	12	(1)	(31)
Total	$168	$(56)	$5	$223
__________

(a)
For the second quarter and first half of 2019, a $205 million gain and a $316 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency exchange contracts. For the second quarter and first half of 2020, an $81 million loss and an $816 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax related to foreign currency exchange contracts. For the second quarter and first half of 2019, a $37 million loss and a $26 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to commodity contracts. For the second quarter and first half of 2020, a $17 million gain and an $84 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax related to commodity contracts.

(b)
For the second quarter and first half of 2019, a $35 million loss and a $57 million loss were reported in Cost of sales, respectively, and a $40 million gain and a $34 million gain were reported in Other income/(loss), net, respectively. For the second quarter and first half of 2020, a $231 million loss and a $145 million gain were reported in Cost of sales, respectively, and a $43 million loss and a $167 million gain were reported in Other income/(loss), net, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are reported on our consolidated balance sheets at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties, which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			June 30, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,349	$47	$493	$12,966	$371	$55
Commodity contracts	673	5	29	617	2	69
Fair value hedges
Interest rate contracts	26,577	702	19	24,434	1,682	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	19,350	58	270	20,075	225	238
Cross-currency interest rate swap contracts	5,849	134	67	5,611	163	53
Interest rate contracts	68,914	275	191	71,075	752	573
Commodity contracts	467	9	9	450	12	29
Total derivative financial instruments, gross (a) (b)	$137,179	$1,230	$1,078	$135,228	$3,207	$1,017

Current portion		$390	$772		$1,239	$683
Non-current portion		840	306		1,968	334
Total derivative financial instruments, gross		$1,230	$1,078		$3,207	$1,017

__________

(a)	At December 31, 2019 and June 30, 2020, we held collateral of $18 million and $20 million, and we posted collateral of $78 million and $91 million, respectively.

(b)
At December 31, 2019 and June 30, 2020, the fair value of assets and liabilities available for counterparty netting was $269 million and $600 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations. See Note 17 for additional information concerning this plan.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France, and in March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. Furthermore, we are reducing our global workforce and taking other restructuring actions.

The following table summarizes the redesign-related activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Beginning balance	$414	$601	$291	$734
Changes in accruals (a)	741	26	1,008	94
Payments	(222)	(99)	(358)	(271)
Foreign currency translation	(4)	(4)	(12)	(33)
Ending balance	$929	$524	$929	$524
__________
(a)    Excludes pension costs of $182 million and $51 million in the second quarter of 2019 and 2020, respectively, and $195 million and $75 million in the first half of 2019 and 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

We also recorded $291 million and $36 million in the second quarter of 2019 and 2020, respectively, and $542 million and $50 million in the first half of 2019 and 2020, respectively, for accelerated depreciation and other non-cash items. We estimate that we will incur total charges in 2020 that range between $700 million and $1.2 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements.

Other Actions

United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Voluntary Separation Packages. As agreed in the collective bargaining agreement ratified in November 2019, during the first quarter of 2020, we offered voluntary separation packages to our UAW hourly workforce who were eligible for normal or early retirement, and recorded associated costs of $201 million in Cost of sales. All separations are expected to occur before the end of the year.

NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES

Automotive Segment

In the third quarter of 2019, we committed to a plan to sell specific net assets in our India Automotive operations. We entered into a definitive agreement to form a joint venture with Mahindra & Mahindra Limited (“Mahindra”), with Mahindra owning a 51% controlling stake and Ford owning a 49% stake. Under the terms of the transaction, which is expected to close in 2020, we will sell certain India Automotive operations to the joint venture. Accordingly, we have reported the assets and liabilities of these operations as held for sale and ceased depreciation and amortization of those assets.

The assets and liabilities of our India Automotive operations classified as held for sale were as follows (in millions):

	December 31, 2019	June 30, 2020
Assets
Trade and other receivables, net	$269	$101
Inventories	208	244
Other assets, current	147	108
Net property	279	263
Other assets, non-current	10	8
Total assets of held-for-sale operations	913	724
Less: Intercompany asset balances	(228)	(54)
Automotive segment total assets of held-for-sale operations (a)	$685	$670

Liabilities
Payables	$461	$263
Other liabilities and deferred revenue, current	71	53
Automotive debt payable within one year	90	83
Other liabilities and deferred revenue, non-current	28	25
Total liabilities of held-for-sale operations	650	424
Less: Intercompany liability balances	(169)	(140)
Automotive segment total liabilities of held-for-sale operations (a)	$481	$284
__________

(a)
As of December 31, 2019 and June 30, 2020, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

We recognized pre-tax impairment charges of $804 million in 2019, and $15 million and $18 million in the second quarter and first half of 2020, respectively, to adjust the carrying value of the held-for-sale assets to fair value less cost to sell. These charges are reported in Cost of sales. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach, estimated based on expected proceeds to be received, which we conclude is most representative of the value of the assets given the current market conditions, the characteristics of viable market participants, and the pending sales transaction. The transaction is subject to regulatory approvals and satisfaction of other closing conditions that may impact the final proceeds received.

Mobility Segment

On June 1, 2020, we completed a transaction with VW that reduced our ownership interest in the autonomous vehicle technology company Argo AI and resulted in Ford and VW holding equal interests in Argo AI, with the remaining interest consisting of incentive units and founders’ equity. The transaction involved us selling a portion of our Argo AI equity to VW for $500 million and VW making additional investments in Argo AI, including contributing its Autonomous Intelligent Driving company. As a result of the transaction, we deconsolidated Argo AI, remeasured our retained investment in Argo AI at fair value, and recognized a $3.5 billion gain in Other income/(loss), of which $2.9 billion related to our retained investment in Argo AI. We measured the fair value of Argo AI using the income approach. The significant assumptions used in the valuation included Argo AI’s projected long-term cash flows and related terminal value, discounted at a rate typically used for a company at Argo AI’s stage of development.

Our retained investment in Argo AI consists of an equity method investment of $2.4 billion and a preferred equity security investment of $400 million, reflected on our consolidated balance sheets in Equity in net assets of affiliated companies and Other assets, respectively. The difference between the fair value of our equity method investment and the carrying value of Argo AI’s net assets is primarily related to indefinite-lived assets. We also have agreed to future funding of Argo AI of $600 million, subject to capital calls, which will increase our preferred equity investment.

Argo AI is a variable interest entity of which we are not the primary beneficiary. As of June 30, 2020, our maximum exposure to any potential losses associated with Argo AI is limited to our $2.8 billion of investments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

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
__________

(a)
As of December 31, 2019, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer assumed the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Foreign currency translation
Beginning balance	$(4,557)	$(6,079)	$(4,800)	$(4,626)
Gains/(Losses) on foreign currency translation	(139)	(141)	132	(1,547)
Less: Tax/(Tax benefit)	(12)	(50)	16	(23)
Net gains/(losses) on foreign currency translation	(127)	(91)	116	(1,524)
(Gains)/Losses reclassified from AOCI to net income (a)	—	(11)	—	(31)
Other comprehensive income/(loss), net of tax	(127)	(102)	116	(1,555)
Ending balance	$(4,684)	$(6,181)	$(4,684)	$(6,181)

Marketable securities
Beginning balance	$4	$85	$(59)	$71
Gains/(Losses) on available for sale securities	74	146	154	165
Less: Tax/(Tax benefit)	17	33	36	38
Net gains/(losses) on available for sale securities	57	113	118	127
(Gains)/Losses reclassified from AOCI to net income	2	(18)	5	(18)
Less: Tax/(Tax benefit)	—	(4)	1	(4)
Net (gains)/losses reclassified from AOCI to net income	2	(14)	4	(14)
Other comprehensive income/(loss), net of tax	59	99	122	113
Ending balance	$63	$184	$63	$184

Derivative instruments
Beginning balance	$(245)	$204	$201	$(488)
Gains/(Losses) on derivative instruments	168	(64)	(342)	732
Less: Tax/(Tax benefit)	24	(23)	(78)	150
Net gains/(losses) on derivative instruments	144	(41)	(264)	582
(Gains)/Losses reclassified from AOCI to net income	(38)	18	(87)	102
Less: Tax/(Tax benefit)	(11)	1	(22)	16
Net (gains)/losses reclassified from AOCI to net income (b)	(27)	17	(65)	86
Other comprehensive income/(loss), net of tax	117	(24)	(329)	668
Ending balance	$(128)	$180	$(128)	$180

Pension and other postretirement benefits
Beginning balance	$(2,703)	$(2,671)	$(2,708)	$(2,685)
Amortization and recognition of prior service costs/(credits)	13	22	25	26
Less: Tax/(Tax benefit)	3	3	5	4
Net prior service costs/(credits) reclassified from AOCI to net income	10	19	20	22
Translation impact on non-U.S. plans	6	(2)	1	9
Other comprehensive income/(loss), net of tax	16	17	21	31
Ending balance	$(2,687)	$(2,654)	$(2,687)	$(2,654)

Total AOCI ending balance at June 30	$(7,436)	$(8,471)	$(7,436)	$(8,471)
__________

(a)	Reclassified to Other income/(loss), net.

(b)	Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $165 million. See Note 15 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The probability of default is applied to the expected exposure at the time of default less recoveries to determine the expected payments. Factors to consider when estimating the probability of default include the obligor’s financial position, forecasted economic environment, historical loss rates, and other communications. The liability recorded represents Ford’s exposure to credit risk. The maximum potential payments for financial guarantees were $162 million and $429 million at December 31, 2019 and June 30, 2020, respectively. The carrying value of recorded liabilities related to financial guarantees was $33 million and $43 million at December 31, 2019 and June 30, 2020, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $587 million and $415 million at December 31, 2019 and June 30, 2020, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $200 million and $110 million at December 31, 2019 and June 30, 2020, respectively.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $410 million as of June 30, 2020 represents the total proceeds we guarantee the rental company will receive on re-sale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $109 million as our best estimate of the amount we will have to pay under the guarantee.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2019	2020
Beginning balance	$5,137	$5,702
Payments made during the period	(2,192)	(1,945)
Changes in accrual related to warranties issued during the period	1,424	1,253
Changes in accrual related to pre-existing warranties	715	1,183
Foreign currency translation and other	23	(112)
Ending balance	$5,107	$6,081

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Second Quarter 2019
Revenues	$35,758	$6	$3,089	$—	$—	$—	$—		$38,853
Income/(loss) before income taxes	1,373	(264)	831	(286)	(244)	(1,205)	—		205
Equity in net income/(loss) of affiliated companies	72	7	8	—	—	—	—		87
Cash, cash equivalents, marketable securities, and restricted cash	23,106	142	14,989	—	—	—	—		38,237
Total assets	102,641	1,153	163,141	—	—	—	(4,751)	(a)	262,184

Second Quarter 2020
Revenues	$16,622	$10	$2,739	$—	$—	$—	$—		$19,371
Income/(loss) before income taxes	(2,089)	(332)	543	(68)	(450)	3,480	—		1,084
Equity in net income/(loss) of affiliated companies	(9)	(12)	2	—	—	(6)	—		(25)
Cash, cash equivalents, marketable securities, and restricted cash	39,220	63	18,039	—	—	—	—		57,322
Total assets	114,414	4,112	154,674	—	—	—	(3,834)	(a)	269,366

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Half 2019
Revenues	$72,997	$12	$6,186	$—	$—	$—	$—		$79,195
Income/(loss) before income taxes	3,382	(552)	1,632	(361)	(489)	(1,797)	—		1,815
Equity in net income/(loss) of affiliated companies	89	9	14	—	—	—	—		112

First Half 2020
Revenues	$47,962	$23	$5,706	$—	$—	$—	$—		$53,691
Income/(loss) before income taxes	(2,266)	(666)	573	(219)	(677)	3,193	—		(62)
Equity in net income/(loss) of affiliated companies	(56)	(12)	8	—	—	(6)	—		(66)

__________

(a)	Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The impact of COVID-19 has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Remote Work Arrangements and Resumption of Manufacturing Operations

We released our first quarter 2020 results on April 28, 2020. At that time, our non-production personnel had been working remotely in almost all locations globally for over a month, and we had suspended our manufacturing operations in North America, Europe, and other regions.

The remote work arrangements that we implemented in the first quarter remain in place. Our remote work arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

A phased restart of our manufacturing plants, supply network, and other dependent functions occurred in the second quarter of 2020. In significant regions, we have returned to pre-COVID-19 production levels. For example, by the end of the second quarter, North America was operating at 96 percent of pre-COVID-19 production levels.

Liquidity

We ended the second quarter of 2020 with $39.8 billion of liquidity, including $39.3 billion of cash. On July 27, 2020, we repaid $7.7 billion of our outstanding $15.4 billion corporate revolvers. We believe our liquidity of almost $40 billion is sufficient to maintain or exceed our target cash balance of $20 billion through the second half of this year even if global demand declines or there is another widespread suspension of manufacturing operations in the second half of the year due to COVID-19.

Enhanced Safety Standards

We established new protocols to help protect the health and safety of our workforce.  The actions include a daily, online health self-certification, a no-touch temperature scan upon entering our premises, a policy requiring the use of face masks in our facilities, and measures to provide additional personal protective equipment, such as gloves and face shields or goggles, in instances where employees’ jobs do not allow them to follow social distancing guidelines.  We have also scheduled more time between shifts to minimize potential interaction between employees and allow for additional cleaning between shifts.

Medical Supplies

During the second quarter, we worked with medical equipment makers, including GE Healthcare and 3M, to produce medical equipment and supplies.  Among other things, we produced ventilators, powered air-purifying respirators, and face shields, as well as medical masks and reusable gowns for health care workers.  We also worked with Thermo Fisher Scientific to produce COVID-19 test kits.  We continue to produce ventilators, face shields, and medical masks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward Looking Information

Due to the successful restart of our manufacturing operations, our strong liquidity, and the repayment of $7.7 billion of Automotive debt, we will consider paying, as early as October 2020, the accumulated deferred salary amounts that have been deferred since May 1, 2020.

The full impact of COVID-19 on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, and the rate at which economic conditions return to pre-COVID-19 levels. Accordingly, the ultimate impact on us cannot be determined at this time; however, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected. For additional information on the impact and potential impact of COVID-19 on us, please see Item 1A. Risk Factors on page 73.

RESULTS OF OPERATIONS

In the second quarter of 2020, the net income attributable to Ford Motor Company was $1,117 million, and Company adjusted EBIT was a loss of $1,946 million.

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

	Second Quarter		First Half
	2019	2020	2019	2020
Global Redesign
Europe excl. Russia	$(707)	$(94)	$(822)	$(199)
India	—	(15)	—	(18)
South America	(235)	(1)	(436)	(18)
Russia	(211)	(3)	(385)	17
China	(2)	(6)	(2)	(6)
Separations and Other (not included above)	(56)	—	(80)	(1)
Subtotal Global Redesign	$(1,211)	$(119)	$(1,725)	$(225)
Other Items
Gain on transaction with Argo AI and VW	$—	$3,454	$—	$3,454
Other incl. Focus Cancellation, Transit Connect Customs Ruling*, UAW Retirement Buyout, and Chariot	(5)	(3)	(83)	(206)
Subtotal Other Items	$(5)	$3,451	$(83)	$3,248
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$10	$148	$10	$170
Pension curtailment	—	—	—	—
Subtotal Pension and OPEB Gain/(Loss)	$10	$148	$10	$170
Total EBIT Special Items	$(1,205)	$3,480	$(1,797)	$3,193

Cash effect of Global Redesign (incl. separations)	$(222)	$(99)	$(358)	$(271)

Tax special items**	$216	$(955)	$223	$(1,742)
__________

*	Transit Connect impact of $187 million was accrued in the third quarter of 2019.

**	Includes related tax effect on special items and tax special items.

We recorded $3.5 billion of pre-tax special items in the second quarter of 2020, primarily reflecting the gain on our investment in Argo AI as a result of the transaction with Argo AI and Volkswagen. Tax special item charges of $955 million in the quarter included the impact of Volkswagen’s investment in Argo AI and an additional valuation allowance related to certain deferred tax assets.

In Note 20 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our second quarter 2020 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2019	2020	H / (L)	2019	2020	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$6.5	$9.1	$2.7	$10.0	$8.6	$(1.4)
Revenue ($M)	38,853	19,371	(50)%	79,195	53,691	(32)%
Net Income/(Loss) ($M)	148	1,117	969	1,294	(876)	(2,170)
Net Income/(Loss) Margin (%)	0.4%	5.8%	5.4 ppts	1.6%	(1.6)%	(3.3) ppts
EPS (Diluted)	$0.04	$0.28	$0.24	$0.32	$(0.22)	$(0.54)

Non-GAAP Financial Measures *
Company Adj. Free Cash Flow ($B)	$0.2	$(5.3)	$(5.5)	$2.1	$(7.6)	$(9.6)
Company Adj. EBIT ($M)	1,654	(1,946)	(3,600)	4,101	(2,578)	(6,679)
Company Adj. EBIT Margin (%)	4.3%	(10.0)%	(14.3) ppts	5.2%	(4.8)%	(10.0) ppts
Adjusted EPS (Diluted)	$0.28	$(0.35)	$(0.63)	$0.72	$(0.59)	$(1.31)
Adjusted ROIC (Trailing Four Quarters)	8.5%	(3.1)%	(11.6) ppts
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2020, our diluted earnings per share of Common and Class B Stock was $0.28 and our diluted adjusted earnings per share was a loss of $0.35.

Net income/(loss) margin was 5.8% in the second quarter of 2020, up 5.4 percentage points from a year ago. Company adjusted EBIT margin was negative 10.0% in the second quarter of 2020, down 14.3 percentage points from a year ago.

The $969 million year-over-year increase in net income/(loss) in the second quarter of 2020 reflects the gain on our investment in Argo AI as a result of the Volkswagen transaction, partially offset by lower Automotive EBIT driven by the impact of COVID-19. The $3.6 billion decline in Company adjusted EBIT in the second quarter of 2020 was driven by lower Automotive EBIT.

The table below shows our second quarter 2020 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Second Quarter			First Half
	2019	2020	H / (L)	2019	2020	H / (L)
Automotive	$1,373	$(2,089)	$(3,462)	$3,382	$(2,266)	$(5,648)
Mobility	(264)	(332)	(68)	(552)	(666)	(114)
Ford Credit	831	543	(288)	1,632	573	(1,059)
Corporate Other	(286)	(68)	218	(361)	(219)	142
Company Adjusted EBIT *	1,654	(1,946)	(3,600)	4,101	(2,578)	(6,679)
Interest on Debt	(244)	(450)	206	(489)	(677)	188
Special Items	(1,205)	3,480	(4,685)	(1,797)	3,193	(4,990)
Taxes / Noncontrolling Interests	(57)	33	(90)	(521)	(814)	293
Net Income/(Loss)	$148	$1,117	$969	$1,294	$(876)	$(2,170)
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our second quarter 2020 Automotive segment EBIT by business unit (in millions).

	Second Quarter			First Half
	2019	2020	H / (L)	2019	2020	H / (L)
North America	$1,696	$(974)	$(2,670)	$3,900	$(628)	$(4,528)
South America	(205)	(165)	40	(362)	(278)	84
Europe	110	(664)	(774)	195	(807)	(1,002)
China (including Taiwan)	(155)	(136)	19	(283)	(377)	(94)
International Markets Group	(73)	(150)	(77)	(68)	(176)	(108)
Automotive Segment	$1,373	$(2,089)	$(3,462)	$3,382	$(2,266)	$(5,648)

The tables below and on the following pages provide second quarter 2020 key metrics and the change in second quarter 2020 EBIT compared with second quarter 2019 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	6.2%	5.9%	(0.3) ppts	6.1%	5.9%	(0.2) ppts
Wholesale Units (000)	1,364	645	(719)	2,789	1,771	(1,018)
Revenue ($M)	$35,758	$16,622	$(19,136)	$72,997	$47,962	$(25,035)
EBIT ($M)	1,373	(2,089)	(3,462)	3,382	(2,266)	(5,648)
EBIT Margin (%)	3.8%	(12.6)%	(16.4) ppts	4.6%	(4.7)%	(9.4) ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$1,373
Volume / Mix	(5,671)
Net Pricing	1,330
Cost	1,096
Exchange	(118)
Other	(99)
Second Quarter 2020 EBIT	$(2,089)

In the second quarter of 2020, both wholesales and revenue were down due to the suspension of our manufacturing operations.

Our second quarter 2020 Automotive segment EBIT was a loss of $2.1 billion, down $3.5 billion from a year ago, and our second quarter 2020 Automotive EBIT margin was negative 12.6 percent. The lower EBIT was driven by the decline in volume, but was partially offset by an over $1 billion improvement in both net pricing and cost. The cost improvement reflects lower structural costs due to suspended production and one-time cost actions (e.g., reduced marketing activity), partially offset by higher material costs for new products and regulatory compliance as well as higher warranty. For the full year, we expect warranty to be up year over year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	13.8%	14.2%	0.4 ppts	13.7%	13.8%	0.1 ppts
Wholesale Units (000)	693	272	(421)	1,446	890	(556)
Revenue ($M)	$23,970	$10,943	$(13,027)	$49,359	$32,752	$(16,607)
EBIT ($M)	1,696	(974)	(2,670)	3,900	(628)	(4,528)
EBIT Margin (%)	7.1%	(8.9)%	(16.0) ppts	7.9%	(1.9)%	(9.8) ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$1,696
Volume / Mix	(4,330)
Net Pricing	813
Cost	758
Exchange	30
Other	59
Second Quarter 2020 EBIT	$(974)

In North America, second quarter 2020 wholesales declined 61 percent from a year ago, primarily reflecting lower industry volume and suspended production through May 17, 2020. Second quarter 2020 revenue decreased 54 percent year over year, driven by lower volume, partially offset by higher net pricing on new products.

North America’s second quarter 2020 EBIT was down $2.7 billion from a year ago with an EBIT margin of negative 8.9 percent. The lower EBIT was driven by lower volume, higher new model material cost, and higher warranty, partially offset by higher net pricing, lower structural cost arising from suspended production, reduced marketing activity, and other one-time cost actions.

South America

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	7.4%	6.5%	(0.9) ppts	7.5%	6.8%	(0.7) ppts
Wholesale Units (000)	75	14	(61)	143	73	(70)
Revenue ($M)	$976	$242	$(734)	$1,901	$970	$(931)
EBIT ($M)	(205)	(165)	40	(362)	(278)	84
EBIT Margin (%)	(21.0)%	(68.3)%	(47.3) ppts	(19.1)%	(28.6)%	(9.6) ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$(205)
Volume / Mix	(93)
Net Pricing	103
Cost	50
Exchange	(6)
Other	(14)
Second Quarter 2020 EBIT	$(165)

In South America, second quarter 2020 wholesales declined 81 percent from a year ago, primarily reflecting lower industry volume and suspended production for most of the quarter. Second quarter 2020 revenue decreased 75 percent year over year, driven by lower volume and weaker currencies, partially offset by higher net pricing.

South America’s second quarter 2020 EBIT loss improved $40 million from a year ago with an EBIT margin of negative 68.3 percent. EBIT improved despite a significant wholesale reduction. South America’s higher net pricing, cost performance (including lower headcount), and favorable vehicle mix more than offset inflationary cost increases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	7.0%	7.1%	0.1 ppts	7.3%	7.0%	(0.3) ppts
Wholesale Units * (000)	368	154	(214)	750	442	(308)
Revenue ($M)	$7,329	$3,613	$(3,716)	$14,777	$9,860	$(4,917)
EBIT ($M)	110	(664)	(774)	195	(807)	(1,002)
EBIT Margin (%)	1.5%	(18.4)%	(19.9) ppts	1.3%	(8.2)%	(9.5) ppts
__________

*	Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 7,000 units in Q2 2019 and 9,000 units in Q2 2020). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$110
Volume / Mix	(957)
Net Pricing	392
Cost	38
Exchange	(106)
Other	(141)
Second Quarter 2020 EBIT	$(664)

In Europe, second quarter 2020 wholesales declined 58 percent from a year ago, primarily reflecting lower industry volume and suspended production. Second quarter 2020 revenue decreased 51 percent year over year, driven by lower volume and weaker currencies, partially offset by higher net pricing and favorable series/option mix.

Europe’s second quarter 2020 EBIT decreased $774 million year over year with an EBIT margin of negative 18.4 percent. The lower EBIT was more than explained by lower volume. Higher net pricing and cost improvement from personnel reduction actions were partially offset by regulatory (CO2) product actions and warranty expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China (Including Taiwan)

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	2.3%	2.5%	0.2 ppts	2.2%	2.4%	0.2 ppts
Wholesale Units * (000)	126	169	43	241	251	10
Revenue ($M)	$915	$803	$(112)	$1,774	$1,396	$(378)
EBIT ($M)	(155)	(136)	19	(283)	(377)	(94)
EBIT Margin (%)	(17.0)%	(17.0)%	— ppts	(16.0)%	(27.0)%	(11.0) ppts

China Unconsolidated Affiliates
Wholesales (000)	108	156	48	207	228	21
Ford Equity Income/(Loss) ($M)	$7	$3	$(4)	$(34)	$(88)	$(54)
__________

*	Includes Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$(155)
Volume / Mix	(34)
Net Pricing	(12)
Cost	59
Exchange	(34)
Other (Including Joint Ventures)	40
Second Quarter 2020 EBIT	$(136)

In China, second quarter 2020 wholesales increased 34 percent from a year ago, reflecting the newly launched Corsair and Escape and strong commercial vehicle sales. Second quarter 2020 revenue at our consolidated operations was down 12 percent, reflecting the planned transition of Lincoln to local production at our Changan Ford joint venture.

China’s second quarter 2020 EBIT loss improved $19 million from a year ago with an EBIT margin of negative 17 percent. The improvement in EBIT was driven by volume growth at our joint ventures and structural cost improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Markets Group

	Second Quarter			First Half
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	2.1%	1.7%	(0.4) ppts	2.0%	1.6%	(0.4) ppts
Wholesale Units * (000)	103	36	(66)	210	114	(96)
Revenue ($M)	$2,568	$1,021	$(1,547)	$5,186	$2,983	$(2,203)
EBIT ($M)	(73)	(150)	(77)	(68)	(176)	(108)
EBIT Margin (%)	(2.8)%	(14.7)%	(11.8) ppts	(1.3)%	(5.9)%	(4.6) ppts
__________

*	Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 11,000 units in Q2 2019 and 2,000 units in Q2 2020). Revenue after Q2 2019 does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2019 EBIT	$(73)
Volume / Mix	(256)
Net Pricing	33
Cost	191
Exchange	(2)
Other	(43)
Second Quarter 2020 EBIT	$(150)

In our International Markets Group, second quarter 2020 wholesales declined 64 percent from a year ago, primarily reflecting lower industry volume, suspended production, and a revised commercial vehicle offering strategy with our Russian joint venture. Second quarter 2020 revenue decreased 60 percent year over year, driven by lower volume and weaker currencies.

Our International Market Group’s second quarter 2020 EBIT was $77 million lower than a year ago with an EBIT margin of negative 14.7 percent. The higher EBIT loss was driven by lower volume, partially offset by lower structural costs.

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

In our Mobility segment, our second quarter 2020 EBIT loss was $332 million, a $68 million higher loss than a year ago. Our strategic investments in vehicle and business model development for our autonomous vehicle platform and future growth opportunities in mobility services continue, in line with a disciplined approach.

On June 1, 2020, Ford, Volkswagen AG, and Argo AI completed the previously announced transaction for Volkswagen to join Ford in investing in Argo AI. This collaboration allows Volkswagen and Ford to better serve our future autonomous vehicle customers while improving cost and capital efficiencies. The companies will both work with Argo AI to form distinct, highly capable autonomous-vehicle businesses based on Argo AI’s self-driving technology. This Volkswagen/Ford alliance does not include cross-ownership between the companies, which will remain competitors in the marketplace. As a result of this transaction, we have reported a gain on our investment in Argo AI of $3.5 billion, which has been treated as a special item in our results for the second quarter of 2020.

Effective June 1, 2020, Argo AI was deconsolidated from Ford. Despite the deconsolidation, we expect our investments in autonomous vehicles to continue at similar levels and will continue to be reflected in our Mobility segment results.

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

The tables below provide second quarter and year-to-date 2020 key metrics and the change in second quarter 2020 EBT compared with second quarter 2019 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
GAAP Financial Measures	2019	2020	H / (L)	2019	2020	H / (L)
Net Receivables ($B)	$143	$130	(9)%	$143	$130	(9)%
Loss-to-Receivables * (bps)	39	15	(24)	48	37	(11)
Auction Values **	$20,115	$19,755	(2)%	$19,525	$19,435	(1)%
EBT ($M)	$831	$543	$(288)	$1,632	$573	$(1,059)
ROE (%)	16%	12%	(4) ppts	16%	6%	(10) ppts

Other Balance Sheet Metrics
Debt ($B)				$141	$135	(4)%
Net Liquidity ($B)				34	32	(6)%
Financial Statement Leverage (to 1)				9.5	9.8	0.3
__________

*	U.S. retail financing only.

**	U.S. 36-month off-lease second quarter auction values at Q2 2020 mix and YTD amounts at 2020 YTD mix.

	First Half
Non-GAAP Financial Measures	2019	2020	H / (L)
Managed Receivables * ($B)	$152	$139	(9)%
Managed Leverage ** (to 1)	8.6	8.5	(0.1)
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

**	See Liquidity and Capital Resources - Ford Credit Segment section for reconciliation to GAAP.

Change in EBT by Causal Factor (in millions)
Second Quarter 2019 EBT	$831
Volume / Mix	(46)
Financing Margin	(13)
Credit Loss	(33)
Lease Residual	(127)
Exchange	(6)
Other	(63)
Second Quarter 2020 EBT	$543

Ford Credit’s loss-to-receivables ratio remained at a low level in the second quarter of 2020, at 0.15 percent, which was 24 basis points lower than a year ago. U.S. auction values in the second quarter of 2020 were 2 percent lower than a year ago. Full year 2020 auction values are now forecasted to be down about 5 percent, consistent with third party estimates.

Ford Credit’s second quarter 2020 EBT of $543 million was $288 million lower than a year ago, primarily reflecting higher supplemental depreciation on operating leases, lower derivative market valuation gains (reflected in Other), unfavorable volume and mix driven by lower average receivables, and an increase in the credit loss reserve during the quarter. Favorable year-over-year off-lease auction performance and credit losses were partial offsets.

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

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Accumulated depreciation reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2019 Form 10-K Report

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

•
Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

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

•
Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation To Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2020, Corporate Other had a $68 million loss, compared with a $286 million loss a year ago. The improvement is more than explained by the nonrecurrence of the mark-to-market loss on our investment in Pivotal Software we had in the second quarter of 2019, as well as mark-to-market gains on other investments this quarter, partially offset by lower interest income.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. Second quarter 2020 interest expense on Automotive and Other debt was $450 million, which is $206 million higher than a year ago, more than explained by higher U.S. debt interest expense.

Taxes

In the second quarter of 2020, we recognized a tax benefit of $34 million. For the first half of 2020, we recognized a tax provision of $813 million. This resulted in negative effective tax rates of 3.1% and 1,311%, respectively.

Our second quarter and first half of 2020 adjusted effective tax rates, which exclude special items, were 41.3% and 28.5%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

COVID-19 has created significant volatility in the global economy, led to reduced economic activity, and adversely affected our operations. Moreover, our suspension of production earlier this year put pressure on our Automotive liquidity. Beginning in May 2020, taking a phased approach and after introducing new safety protocols at our plants, we resumed manufacturing operations around the world, and by July 2020, we returned to pre-COVID-19 production levels in North America, Europe, and China. Throughout, we demonstrated discipline in the management of our balance sheet and continued to maintain strong liquidity to ensure financial flexibility in these uncertain times. As discussed in more detail below, we ended the second quarter of 2020 with $39.8 billion of liquidity, including $39.3 billion of cash. During the quarter we issued almost $10 billion of new debt, including the $8 billion unsecured issuance we completed in April.

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

Company excluding Ford Credit

	December 31, 2019	June 30, 2020
Balance Sheets ($B)
Company Cash *	$22.3	$39.3
Liquidity	35.4	39.8
Debt	(15.3)	(40.0)
Cash Net of Debt	7.0	(0.7)

Pension Funded Status ($B) **
Funded Plans	$(0.4)	$0.4
Unfunded Plans	(6.4)	(6.2)
Total Global Pension	$(6.8)	$(5.8)

Total Funded Status OPEB	$(6.1)	$(6.0)
__________

*	Includes a $290 million cash compensating balance at June 30, 2020 in an interest-bearing savings account related to a $498 million debt obligation.

**
Balances at June 30, 2020 reflect net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Liquidity. At June 30, 2020, we had Company cash of $39.3 billion, an increase of $17 billion compared with December 31, 2019. Company cash at June 30, 2020 includes $15.4 billion of the loan proceeds we received in March and April 2020 under our corporate and supplemental revolving credit facilities, a portion of which was repaid on July 27, 2020, as described in more detail below, and $8 billion from our unsecured debt issuance, which settled on April 22, 2020. At June 30, 2020, about 90% of Company cash was held by consolidated entities domiciled in the United States. With our restart of production in mid-May 2020, we believe we have sufficient liquidity to maintain or exceed our Company cash target of $20 billion through the second half of this year even if global demand declines or there is another widespread suspension of manufacturing operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms generally ranging between 30 days to 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate when wholesale volumes decrease. The suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 resulted in a deterioration of our cash flow as described below. Moreover, even in normal economic conditions, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2019	2020	2019	2020
Company Excluding Ford Credit
Company Adjusted EBIT* excluding Ford Credit	$0.8	$(2.5)	$2.5	$(3.2)

Capital spending	$(1.9)	$(1.2)	$(3.5)	$(2.9)
Depreciation and tooling amortization	1.4	1.3	2.7	2.7
Net spending	$(0.5)	$0.2	$(0.8)	$(0.2)

Receivables	$0.2	$0.1	$0.1	$0.6
Inventory	(0.1)	1.2	(1.2)	0.1
Trade Payables	(0.2)	(2.2)	1.5	(2.7)
Changes in working capital	$(0.1)	$(0.9)	$0.3	$(2.1)

Ford Credit distributions	$0.7	$0.3	$1.3	$0.6
All other and timing differences	(0.6)	(2.4)	(1.3)	(2.6)
Company adjusted free cash flow *	$0.2	$(5.3)	$2.1	$(7.6)

Global Redesign (including separations)	$(0.2)	$(0.1)	$(0.4)	$(0.3)
Changes in debt	0.3	9.6	0.3	24.7
Funded pension contributions	(0.1)	(0.1)	(0.4)	(0.3)
Shareholder distributions	(0.6)	—	(1.2)	(0.6)
All other (including acquisitions and divestitures)	(0.5)	0.9	(0.3)	1.0
Change in cash	$(1.0)	$5.0	$0.2	$17.0
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

*	Note: Numbers may not sum due to rounding.

Our second quarter 2020 Net cash provided by/(used in) operating activities was up $2.7 billion year over year. This improvement is more than explained by Ford Credit operating cash flow, which is up $8.1 billion year over year. Excluding Ford Credit operating cash flow, the Net cash provided by/(used in) operating activities is $5.5 billion lower than a year ago. Our Company adjusted free cash flow was negative $5.3 billion, which was $5.5 billion lower than a year ago driven by lower adjusted EBIT and more unfavorable timing differences and working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital spending was $1.2 billion in the second quarter of 2020, $0.7 billion lower than a year ago. We expect full year 2020 capital spending to be between $6.1 billion and $6.6 billion, down from our prior expectation of $6.3 billion to $6.8 billion, and down between $1 billion and $1.5 billion from the $7.6 billion of capital spending in 2019.

Second quarter 2020 working capital was $0.9 billion negative, more than explained by lower trade payables driven by suspended production at most of our assembly plants and lower industry volumes. Lower inventory also reflects the impact from lower production and finished vehicle inventory, and provided a partial offset.

Second quarter 2020 all other and timing differences were about $2.4 billion negative, reflecting assorted timing differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers), interest payments on Automotive and Other debt, and cash taxes.

In the second quarter of 2020, we contributed $107 million to our worldwide funded pension plans. We continue to expect to contribute between $0.5 billion and $0.7 billion to our funded plans (most of which are mandatory contributions).

There were no shareholder distributions in the second quarter of 2020.

Available Credit Lines. At June 30, 2020, the full amount under each of our $13.4 billion corporate credit facility, $2 billion supplemental revolving credit facility, and $1.5 billion delayed draw term loan remained drawn, and $0.5 billion of committed Company credit lines excluding Ford Credit was available under local credit facilities for our affiliates.

Our corporate and supplemental revolving credit facilities were amended as of July 27, 2020 to extend the maturity dates for a portion of the commitments under each facility. Following the corporate credit facility amendment, $0.4 billion of commitments mature on April 30, 2022, $3 billion of commitments mature on July 27, 2023, and $10.1 billion of commitments mature on April 30, 2024. Following the supplemental revolving credit facility amendment, $0.2 billion of commitments mature on April 30, 2022 and $1.8 billion of commitments mature on July 27, 2023. Additional information about the amendments is available in our Current Report on Form 8-K filed on July 30, 2020.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. As part of the July 27, 2020 extension of the corporate and supplemental revolving credit facilities, we agreed not to engage in share repurchases (with limited exceptions) while any portion of either facility is outstanding and not to pay dividends on our common or Class B stock while more than 50% of the aggregate amount of commitments under the two facilities is utilized. The terms and conditions of the delayed draw term loan (other than the restrictions on share repurchases and dividends) and the supplemental revolving credit facility are consistent with our corporate credit facility.

Also on July 27, 2020, we repaid $5.7 billion of our corporate credit facility and the full $2 billion outstanding under our supplemental revolving credit facility. As of July 30, 2020, the utilized portion of the corporate credit facility is $7.7 billion, all of which matures on April 30, 2024, and the entire $2 billion supplemental revolving credit facility is available.

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy (the “DOE”) include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On June 29, 2020, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford Britain”), entered into a £625 million term loan credit facility with a syndicate of banks to support Ford Britain’s general export activities.  Accordingly, U.K. Export Finance (“UKEF”) provided a £500 million guarantee of the credit facility under its new Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford Britain’s obligations under the credit facility to the lenders.  On June 30, 2020, Ford Britain drew the full £625 million available under the facility. This five-year, non-amortizing loan matures on June 30, 2025.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at June 30, 2020, Company debt excluding Ford Credit was $40 billion, including Automotive debt of $39.5 billion. These June 30, 2020 balances were $24.7 billion and $24.8 billion higher, respectively, than at December 31, 2019, primarily reflecting the draws on our credit facilities and our $8 billion unsecured debt issuance in April 2020. As described above, $7.7 billion of the outstanding amount under our credit facilities was repaid on July 27, 2020.

In June 2020, our Loan Arrangement and Reimbursement Agreement with the DOE was modified to reduce quarterly principal payments from $148 million to $37 million. The deferred portion of the principal payments will be due upon the original maturity date in June 2022. In the event we pay a dividend, repurchase shares above a specified materiality threshold, or provide security to other lenders, any principal payments remaining at such time will revert to the original payment schedule.

Leverage. We manage Company debt (excluding Ford Credit) levels with a leverage framework that targets investment grade credit ratings through a normal business cycle; however, during these uncertain times, we have increased our debt balance and prioritized actions that preserve or improve our cash balance. The leverage framework includes a ratio of total company debt (excluding Ford Credit), underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT (excluding Ford Credit EBT), and further adjusted to exclude depreciation and tooling amortization (excluding Ford Credit).

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Automotive and Other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit ended the second quarter with $32.4 billion in liquidity. During the second quarter of 2020, Ford Credit completed $5 billion of public term funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of Ford Credit’s balance sheet and reduce Ford Credit’s funding requirements in 2020. Ford Credit expects to increase ABS mix, prudently issue unsecured debt, and maintain strong liquidity throughout 2020.

Key elements of Ford Credit’s funding strategy include:

•	Maintain strong liquidity; continue to renew and expand committed ABS capacity

•	Prudently access public markets

•	Flexibility to increase ABS mix as needed; preserving assets and committed capacity

•	Target managed leverage of 8:1 to 9:1

•	Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s managed receivables (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Term Debt (incl. Bank Borrowings)	$74	$73	$73
Term Asset-Backed Securities	57	57	55
Commercial Paper	4	4	2
Ford Interest Advantage / Deposits	6	7	6
Other	10	9	6
Equity	15	14	14
Adjustments for Cash	(14)	(12)	(17)
Total Managed Receivables *	$152	$152	$139

Securitized Funding as Percent of Managed Receivables	38%	38%	39%
__________

*	See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $139 billion at June 30, 2020, and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 39% at the end of the second quarter of 2020. Ford Credit expects this to increase modestly by the end of the year. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2018 and 2019, planned issuances for full year 2020, and its global public term funding issuances through July 29, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through July 29
Unsecured	$13	$17	$ 7 - 10	$5
Securitizations *	14	14	11 - 14	7
Total public	$27	$31	$ 18 - 24	$12
__________

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

*	Note: Numbers may not sum due to rounding.

For 2020, Ford Credit now projects full year public term funding in the range of $18 billion to $24 billion. Through July 29, 2020, Ford Credit has completed $12 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Liquidity Sources *
Cash	$14.1	$11.7	$17.1
Committed asset-backed facilities	35.7	36.6	37.1
Other unsecured credit facilities	2.9	3.0	2.5
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$55.7	$54.3	$56.7

Utilization of Liquidity *
Securitization cash	$(4.0)	$(3.5)	$(3.6)
Committed asset-backed facilities	(17.5)	(17.3)	(17.7)
Other unsecured credit facilities	(0.9)	(0.8)	(0.6)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(22.4)	$(21.6)	$(21.9)

Gross liquidity	$33.3	$32.7	$34.8
Adjustments **	0.3	0.4	(2.4)
Net liquidity available for use	$33.6	$33.1	$32.4
__________

*	See Definitions and Information Regarding Ford Credit Causal Factors section.

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

At June 30, 2020, Ford Credit’s net liquidity available for use was $32.4 billion, $0.7 billion lower than year-end 2019. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At June 30, 2020, Ford Credit’s liquidity sources including cash totaled $56.7 billion, up $2.4 billion from year-end 2019.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	July - December 2020	2021	2022	2023 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$95	$121	$154
Total debt (b)	35	75	97	134
Memo: Unsecured Long-Term Debt Maturities	8	17	13	30
__________

(a)
Includes gross finance receivables less the allowance for credit losses (including certain finance receivables that are reclassified in consolidation to Trade and other receivables), investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.

(b)	Excludes unamortized debt (discount) / premium, unamortized issuance costs, and fair value adjustments.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for Ford Credit’s retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2020, out of $154 billion of assets, $76 billion are unencumbered. See Notes 8 and 14 for additional information.

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

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Leverage Calculation
Debt	$141.5	$140.0	$135.3
Adjustments for cash	(14.1)	(11.7)	(17.1)
Adjustments for derivative accounting *	(0.6)	(0.5)	(1.8)
Total adjusted debt	$126.8	$127.8	$116.4

Equity **	$14.9	$14.3	$13.8
Adjustments for derivative accounting *	(0.1)	—	—
Total adjusted equity	$14.8	$14.3	$13.8

Financial statement leverage (to 1) (GAAP)	9.5	9.8	9.8
Managed leverage (to 1) (Non-GAAP)	8.6	8.9	8.5
__________

*
Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

**	Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At June 30, 2020, Ford Credit’s financial statement leverage was 9.8:1, and its managed leverage was 8.5:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of June 30, 2020, our total Company pension underfunded status reported on our consolidated balance sheets was $5.8 billion and reflects the net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains, and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Return on Invested Capital. We analyze total Company performance using an adjusted Return on Invested Capital (“ROIC”) financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2019	June 30, 2020
Adjusted Net Operating Profit After Cash Tax
Net income/(loss) attributable to Ford	$2.2	$(2.1)
Add: Noncontrolling interest	—	—
Less: Income tax	(0.7)	0.4
Add: Cash tax	(0.8)	(0.4)
Less: Interest on debt	(1.1)	(1.2)
Less: Total pension/OPEB income/(cost)	(0.8)	(2.0)
Add: Pension/OPEB service costs	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$3.0	$(0.7)
Less: Special items (excl. pension/OPEB) pre-tax	(2.3)	1.4
Adjusted net operating profit after cash tax	$5.3	$(2.1)

Invested Capital
Equity	$36.1	$30.9
Redeemable noncontrolling interest	—	—
Debt (excl. Ford Credit)	14.6	40.0
Net pension and OPEB liability	11.2	11.8
Invested capital (end of period)	$62.0	$82.6
Average invested capital	$62.7	$67.9

ROIC *	4.8%	(1.1)%
Adjusted ROIC (Non-GAAP) **	8.5%	(3.1)%
__________

*	Calculated as the sum of net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

**	Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.

*	Note: Numbers may not sum due to rounding.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020:

•	On May 7, 2020, Fitch downgraded the credit ratings for Ford and Ford Credit (to BB+ from BBB-) and maintained a negative outlook.

•	On May 21, 2020, DBRS downgraded the credit ratings for Ford and Ford Credit (to BB (high) from BBB), and maintained a negative outlook.

•	On May 27, 2020, Moody’s concluded its review of Ford and Ford Credit for possible downgrade, confirmed their ratings at Ba2, and revised the outlook to negative from under review for downgrade.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Negative	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	BB+	Negative	BB+	B	Negative	BBB-
Moody’s	N/A	Ba2	Negative	Ba2	NP	Negative	Baa3
S&P	BB+	BB+	CreditWatch with negative implications	BB+	B	CreditWatch with negative implications	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2020 Company guidance in our earnings release furnished on Form 8-K dated July 30, 2020. The guidance is based on our expectations as of July 30, 2020 and assumes no material change to the current economic environment, continued steady improvement in the stability of the global automotive supply base, and no further significant COVID-19-related disruptions to production or distribution. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2019 Form 10-K Report and as updated by our subsequent filings with the SEC, including the updates in Item 1A of this 10-Q Report.

2020 Guidance
Total Company
Adjusted EBIT *
Q3	$0.5 - $1.5 billion
Q4	Loss
Full Year	Loss
Capital spending	$6.1 - $6.6 billion
Pension contributions	$0.5 - $0.7 billion
Global Redesign EBIT charges	$0.7 - $1.2 billion
Global Redesign cash effects	$0.7 - $1.2 billion

Ford Credit
Auction values	Down about 5%**
Securitized funding as percent of managed receivables	Increase modestly by year-end
Total public funding issuances	$18 - $24 billion

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

For third quarter 2020, we expect Company adjusted EBIT of $0.5 billion to $1.5 billion, reflecting the economic impact of COVID-19, weaker global demand for new vehicles, parts, and services, and lower EBT from Ford Credit.

For fourth quarter 2020, we expect Company adjusted EBIT to be a loss, driven by the volume impact of the new F-150 launch and lower ongoing industry volumes. Our major launches in North America have shifted to the fourth quarter of 2020 following our COVID-19-related production disruption. We anticipate that downtime, changeover, and ramp-up will reduce F-150 wholesales significantly in the fourth quarter. This launch impact will more than offset the non-recurrence of UAW contract bonuses in the fourth quarter of 2019, which totaled approximately $600 million.

Although the all-new Bronco Sport and Mustang Mach-E are also launching in the fourth quarter, the limited number of wholesales will not have a material impact on our fourth quarter results. We also expect lower year-over-year Ford Credit EBT in the fourth quarter.

For full year 2020, we expect Company adjusted EBIT to be a loss. We also expect full year warranty costs to be higher than 2019.

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

Net Income Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2019	2020	2019	2020
Net income/(loss) attributable to Ford (GAAP)	$148	$1,117	$1,294	$(876)
Income/(Loss) attributable to noncontrolling interests	2	1	39	1
Net income/(loss)	$150	$1,118	$1,333	$(875)
Less: (Provision for)/Benefit from income taxes	(55)	34	(482)	(813)
Income/(Loss) before income taxes	$205	$1,084	$1,815	$(62)
Less: Special items pre-tax	(1,205)	3,480	(1,797)	3,193
Income/(Loss) before special items pre-tax	$1,410	$(2,396)	$3,612	$(3,255)
Less: Interest on debt	(244)	(450)	(489)	(677)
Adjusted EBIT (Non-GAAP)	$1,654	$(1,946)	$4,101	$(2,578)

Memo:
Revenue ($B)	$38.9	$19.4	$79.2	$53.7
Net income/(loss) margin (%)	0.4%	5.8%	1.6%	(1.6)%
Adjusted EBIT margin (%)	4.3%	(10.0)%	5.2%	(4.8)%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Second Quarter		First Half
	2019	2020	2019	2020
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$148	$1,117	$1,294	$(876)
Less: Impact of pre-tax and tax special items	(989)	2,525	(1,574)	1,451
Less: Noncontrolling interests impact of Russia restructuring	—	—	(35)	—
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,137	$(1,408)	$2,903	$(2,327)

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,984	3,975	3,979	3,969
Net dilutive options, unvested restricted stock units and restricted stock	29	17	26	—
Diluted shares	4,013	3,992	4,005	3,969

Earnings per share – diluted (GAAP)	$0.04	$0.28	$0.32	$(0.22)
Less: Net impact of adjustments	(0.24)	0.63	(0.40)	0.37
Adjusted earnings per share – diluted (Non-GAAP)	$0.28	$(0.35)	$0.72	$(0.59)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2019	2020	2019	2020	Memo: FY 2019
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$205	$1,084	$1,815	$(62)	$(640)
Less: Impact of special items	(1,205)	3,480	(1,797)	3,193	(5,999)
Adjusted earnings before taxes (Non-GAAP)	$1,410	$(2,396)	$3,612	$(3,255)	$5,359

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(55)	$34	$(482)	$(813)	$724
Less: Impact of special items	216	(955)	223	(1,742)	1,323
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$(271)	$989	$(705)	$929	$(599)

Tax Rate (%)
Effective tax rate (GAAP)	26.6%	(3.1)%	26.5%	(1,311)%	113.1%
Adjusted effective tax rate (Non-GAAP)	19.2%	41.3%	19.5%	28.5%	11.2%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2019	2020	2019	2020
Net cash provided by / (used in) operating activities (GAAP)	$6,463	$9,115	$10,007	$8,642

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$5,267	$13,413	$6,385	$13,546
Funded pension contributions	(106)	(107)	(400)	(282)
Global Redesign (including separations)	(222)	(99)	(358)	(271)
Ford Credit tax payments / (refunds) under tax sharing agreement	—	569	98	1,044
Other, net	175	(178)	55	(193)

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,911)	$(1,165)	$(3,531)	$(2,935)
Ford Credit distributions	650	275	1,325	550
Settlement of derivatives	86	64	60	36
Company adjusted free cash flow (Non-GAAP)	$174	$(5,309)	$2,081	$(7,551)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	June 30, 2019	December 31, 2019	June 30, 2020
Ford Credit finance receivables, net (GAAP) *	$107.6	$107.4	$96.7
Net investment in operating leases (GAAP) *	27.7	27.6	26.4
Consolidating adjustments **	8.1	7.0	7.2
Total net receivables	$143.4	$142.0	$130.3

Held-for-sale receivables (GAAP)	$—	$1.5	$—
Ford Credit unearned interest supplements and residual support	6.9	6.7	6.5
Allowance for credit losses	0.5	0.5	1.3
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.3
Total managed receivables (Non-GAAP)	$151.9	$151.7	$139.4
__________

*
Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

**
Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated balance sheets. Also includes eliminations of intersegment transactions.

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2020
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(1,303)	$428	$—	$(875)
Depreciation and tooling amortization	2,743	2,059	—	4,802
Other amortization	28	(618)	—	(590)
Held-for-sale impairment charges	18	—	—	18
Provision for credit and insurance losses	34	745	—	779
Pension and OPEB expense/(income)	(454)	—	—	(454)
Equity investment dividends received in excess of (earnings)/losses	177	(8)	—	169
Foreign currency adjustments	160	(47)	—	113
Net (gain)/loss on changes in investments in affiliates	(3,472)	(8)	—	(3,480)
Stock compensation	105	2	—	107
Provision for deferred income taxes	1,347	(692)	—	655
Decrease/(Increase) in finance receivables (wholesale and other)	—	9,772	—	9,772
Decrease/(Increase) in intersegment receivables/payables	(35)	35	—	—
Decrease/(Increase) in accounts receivable and other assets	242	(22)	—	220
Decrease/(Increase) in inventory	66	—	—	66
Increase/(Decrease) in accounts payable and accrued and other liabilities	(2,365)	(120)	—	(2,485)
Other	(130)	(45)	—	(175)
Interest supplements and residual value support to Ford Credit	(2,065)	2,065	—	—
Net cash provided by/(used in) operating activities	$(4,904)	$13,546	$—	$8,642

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(2,935)	$(20)	$—	$(2,955)
Acquisitions of finance receivables and operating leases	—	(27,113)	—	(27,113)
Collections of finance receivables and operating leases	—	22,923	—	22,923
Proceeds from sale of business	—	1,340		1,340
Purchases of marketable and other investments	(15,485)	(4,139)	—	(19,624)
Sales and maturities of marketable securities and other investments	8,379	2,425	—	10,804
Settlements of derivatives	36	37	—	73
Other	338	(1)	—	337
Investing activity (to)/from other segments	550	(11)	(539)	—
Net cash provided by/(used in) investing activities	$(9,117)	$(4,559)	$(539)	$(14,215)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(596)	$—	$—	$(596)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	879	(1,668)	—	(789)
Proceeds from issuance of long-term debt	24,157	20,146	—	44,303
Principal payments on long-term debt	(380)	(22,965)	—	(23,345)
Other	(141)	(41)	—	(182)
Financing activity to/(from) other segments	11	(550)	539	—
Net cash provided by/(used in) financing activities	$23,930	$(5,078)	$539	$19,391

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(204)	$—	$(174)	$(378)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2020
	Second Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$16,622	$10	$—	$16,632	$2,739	$19,371
Total costs and expenses	19,303	361	233	19,897	2,233	22,130
Operating income/(loss)	(2,681)	(351)	(233)	(3,265)	506	(2,759)
Interest expense on Automotive debt	—	—	439	439	—	439
Interest expense on Other debt	—	—	11	11	—	11
Other income/(loss), net	601	31	3,651	4,283	35	4,318
Equity in net income/(loss) of affiliated companies	(9)	(12)	(6)	(27)	2	(25)
Income/(Loss) before income taxes	(2,089)	(332)	2,962	541	543	1,084
Provision for/(Benefit from) income taxes	(922)	(79)	831	(170)	136	(34)
Net income/(loss)	(1,167)	(253)	2,131	711	407	1,118
Less: Income/(Loss) attributable to noncontrolling interests	1	—	—	1	—	1
Net income/(loss) attributable to Ford Motor Company	$(1,168)	$(253)	$2,131	$710	$407	$1,117

	For the period ended June 30, 2020
	First Half
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$47,962	$23	$—	$47,985	$5,706	$53,691
Total costs and expenses	51,409	742	700	52,851	5,157	58,008
Operating income/(loss)	(3,447)	(719)	(700)	(4,866)	549	(4,317)
Interest expense on Automotive debt	—	—	653	653	—	653
Interest expense on Other debt	—	—	24	24	—	24
Other income/(loss), net	1,237	65	3,680	4,982	16	4,998
Equity in net income/(loss) of affiliated companies	(56)	(12)	(6)	(74)	8	(66)
Income/(Loss) before income taxes	(2,266)	(666)	2,297	(635)	573	(62)
Provision for/(Benefit from) income taxes	(701)	(159)	1,528	668	145	813
Net income/(loss)	(1,565)	(507)	769	(1,303)	428	(875)
Less: Income/(Loss) attributable to noncontrolling interests	1	—	—	1	—	1
Net income/(loss) attributable to Ford Motor Company	$(1,566)	$(507)	$769	$(1,304)	$428	$(876)
__________
(a) Other includes Corporate Other, Interest on Debt, and Special Items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2020
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$18,151	$12,838	$—	$30,989
Marketable securities	21,105	5,036	—	26,141
Ford Credit finance receivables, net	—	42,720	—	42,720
Trade and other receivables, net	3,065	6,042	—	9,107
Inventories	10,220	—	—	10,220
Assets held for sale	670	50	—	720
Other assets	2,171	2,043	—	4,214
Receivable from other segments	253	2,157	(2,410)	—
Total current assets	55,635	70,886	(2,410)	124,111

Ford Credit finance receivables, net	—	53,987	—	53,987
Net investment in operating leases	1,349	26,367	—	27,716
Net property	35,064	212	—	35,276
Equity in net assets of affiliated companies	4,539	112	—	4,651
Deferred income taxes	12,319	153	(1,406)	11,066
Other assets	9,613	2,946	—	12,559
Receivable from other segments	7	11	(18)	—
Total assets	$118,526	$154,674	$(3,834)	$269,366

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$15,312	$1,048	$—	$16,360
Other liabilities and deferred revenue	19,233	1,559	—	20,792
Automotive debt payable within one year	2,084	—	—	2,084
Ford Credit debt payable within one year	—	53,260	—	53,260
Other debt payable within one year	—	—	—	—
Liabilities held for sale	284	—	—	284
Payable to other segments	2,410	—	(2,410)	—
Total current liabilities	39,323	55,867	(2,410)	92,780

Other liabilities and deferred revenue	24,156	1,235	—	25,391
Automotive long-term debt	37,409	—	—	37,409
Ford Credit long-term debt	—	82,007	—	82,007
Other long-term debt	470	—	—	470
Deferred income taxes	56	1,804	(1,406)	454
Payable to other segments	18	—	(18)	—
Total liabilities	$101,432	$140,913	$(3,834)	$238,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At June 30, 2020, total equity attributable to Ford was $30.8 billion, a decrease of $2.4 billion compared with December 31, 2019. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$(0.9)
Shareholder distributions	(0.6)
Adoption of accounting standards	(0.2)
Other comprehensive income	(0.7)
Total	$(2.4)

U.S. Sales by Type. The following table shows second quarter 2020 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	237,891	138,496
SUVs	151,328	74,633
Cars	44,650	26,001
Total Vehicles	433,869	239,130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING ESTIMATES

As a result of the January 1, 2020 adoption of the current expected credit loss (“CECL”) standard (ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments), we updated our Critical Accounting Estimate disclosure. For additional information on our Allowance for Credit Losses Critical Accounting Estimate, see “Critical Accounting Estimates” in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2020, was an asset of $302 million, compared with a liability of $596 million as of December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.3 billion at both June 30, 2020 and December 31, 2019.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2020, was a liability of $84 million, compared with a liability of $24 million at December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices would have been $98 million at June 30, 2020, compared with $112 million at December 31, 2019.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2020, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $11 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James P. Hackett, our Chief Executive Officer (“CEO”), and Tim Stone, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Brazilian Tax Matters.  One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia.  All assessments have been appealed to the relevant administrative court of each jurisdiction.  In the State of Minas Gerais, one case that had been pending at the administrative level was dismissed on April 1, 2020, and on July 13, 2020, the other two cases that were on appeal to the judicial court were dismissed. Our appeals with the State of São Paulo and the federal tax authority remain at the administrative level. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral, which would likely be significant. To date we have not been required to post any collateral.

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

Transit Connect Customs Ruling. On March 8, 2013, U.S. Customs and Border Protection (“CBP”) ruled that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. As a result of the ruling, beginning in March 2013 CBP required Ford to pay the 25% duty upon importation of Transit Connects that were to be converted to cargo vehicles, and sought the difference in duty rates for certain prior imports. Our protest of the ruling within CBP was denied, and we filed a challenge in the U.S. Court of International Trade (“CIT”). On August 9, 2017, the CIT ruled in our favor. On October 6, 2017, CBP filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), and on June 7, 2019, a panel of three Federal Circuit judges ruled in favor of CBP. On July 22, 2019, we filed a petition for rehearing and rehearing en banc with the Federal Circuit. On October 16, 2019, the Federal Circuit denied our petition. On February 13, 2020, we filed a petition for a writ of certiorari with the U.S. Supreme Court, and on June 29, 2020, our petition was denied. Accordingly, Ford will have to pay the increased duties for certain prior imports, plus interest, and CBP might assert a claim for penalties.

ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been partially eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Consistent with the actions taken by governmental authorities, in late March 2020, we idled our manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. Beginning in May 2020, taking a phased approach and after introducing new safety protocols at our plants, we resumed manufacturing operations around the world, and by July 2020, we returned to pre-COVID-19 production levels in North America, Europe, and China.

The economic slowdown attributable to COVID-19 led to a global decrease in vehicle sales in markets around the world. As described in more detail under “Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, a sustained decline in vehicle sales would have a substantial adverse effect on our financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to COVID-19 in general, showroom traffic at our dealers dropped significantly and many dealers temporarily ceased normal operations, thereby reducing the demand for our products and leading dealers to purchase fewer vehicles from us, as well as a reduction in parts and accessories sales. To the extent dealer operations are impacted by restrictions on daily activities, it could have a substantial adverse effect on our financial condition, liquidity, and results of operations.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or reemergence of COVID-19 or similar public health issues may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and / or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, a sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. Further, COVID-19 has had a significant negative impact on many businesses and unemployment rates have increased sharply from pre-COVID-19 levels. Ford Credit expects the economic uncertainty and higher unemployment to result in higher defaults in its consumer portfolio, and prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States disrupted auction activity in many locations, which adversely impacted and caused delays in realizing the resale value for off-lease and repossessed vehicles. Although auction performance has improved, future or additional restrictions could have a similar adverse impact on Ford Credit. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The full impact of COVID-19 on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential second wave or future waves), its impact on our customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, the duration and severity of the current recession, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up our production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether our suppliers and dealers have resumed normal operations. Our automotive operations generally do not realize revenue while our manufacturing operations are suspended, but we continue to incur operating and non-operating expenses, resulting in a deterioration of our cash flow. Accordingly, any significant future disruption to our production schedule, whether as a result of our own or a supplier’s suspension of operations, could have a substantial adverse effect on our financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to our customers, suppliers, dealers, or us, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. While the ultimate impact on our financial condition and results of operations cannot be determined at this time, we continue to expect our full year 2020 results of operations to be adversely affected by COVID-19.

The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, our competitiveness, demand or market acceptance for our products, and shifting consumer preferences.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
__________
* Submitted electronically with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	July 30, 2020