Form 10-Q
period 2020-09-30
FORD MOTOR CO
filed 2020-10-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

or

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

As of October 23, 2020, Ford had outstanding 3,907,575,284 shares of Common Stock and 70,852,076 shares of Class B Stock.
Exhibit Index begins on page

75

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2019	2020
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,756	$1,515
Depreciation and tooling amortization	7,310	6,670
Other amortization	(891)	(938)
Held-for-sale impairment charges (Note 17)	799	21
Provision for credit and insurance losses	292	866
Pension and other post-retirement employee benefits (“OPEB”) expense/(income)	401	(454)
Equity investment dividends received in excess of (earnings)/losses	73	132
Foreign currency adjustments	49	(216)
Net (gain)/loss on changes in investments in affiliates	(46)	(3,483)
Stock compensation	238	170
Provision for deferred income taxes	(403)	978
Decrease/(Increase) in finance receivables (wholesale and other)	2,792	11,006
Decrease/(Increase) in accounts receivable and other assets	(1,023)	74
Decrease/(Increase) in inventory	(1,790)	(202)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,226	3,858
Other	(44)	(267)
Net cash provided by/(used in) operating activities	14,739	19,730

Cash flows from investing activities
Capital spending	(5,358)	(4,211)
Acquisitions of finance receivables and operating leases	(41,142)	(43,473)
Collections of finance receivables and operating leases	37,854	36,536
Proceeds from sale of business (Note 17)	—	1,340
Purchases of marketable securities and other investments	(12,367)	(27,401)
Sales and maturities of marketable securities and other investments	12,532	24,402
Settlements of derivatives	163	(407)
Other	(53)	344
Net cash provided by/(used in) investing activities	(8,371)	(12,870)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,794)	(596)
Purchases of common stock	(237)	—
Net changes in short-term debt	(1,094)	(2,815)
Proceeds from issuance of long-term debt	35,705	54,325
Principal payments on long-term debt	(34,847)	(50,641)
Other	(173)	(242)
Net cash provided by/(used in) financing activities	(2,440)	31

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(154)	(160)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$3,774	$6,731

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$16,907	$17,741
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,774	6,731
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$20,681	$24,472

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2019	2020	2019	2020
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,931	$34,707	$106,928	$82,669
Ford Credit	3,045	2,774	9,231	8,480
Mobility	14	20	26	43
Total revenues (Note 3)	36,990	37,501	116,185	91,192

Costs and expenses
Cost of sales	32,282	31,223	99,881	79,677
Selling, administrative, and other expenses	2,601	2,266	8,169	6,663
Ford Credit interest, operating, and other expenses	2,368	1,661	7,104	6,818
Total costs and expenses	37,251	35,150	115,154	93,158
Operating income/(loss)	(261)	2,351	1,031	(1,966)

Interest expense on Automotive debt	262	487	723	1,140
Interest expense on Other debt	14	11	42	35

Other income/(loss), net (Note 4)	534	845	1,434	5,843
Equity in net income/(loss) of affiliated companies	(16)	58	96	(8)
Income/(Loss) before income taxes	(19)	2,756	1,796	2,694
Provision for/(Benefit from) income taxes	(442)	366	40	1,179
Net income/(loss)	423	2,390	1,756	1,515
Less: Income/(Loss) attributable to noncontrolling interests	(2)	5	37	6
Net income/(loss) attributable to Ford Motor Company	$425	$2,385	$1,719	$1,509

EARNINGS PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.11	$0.60	$0.43	$0.38
Diluted income/(loss)	0.11	0.60	0.43	0.38

Weighted-average shares used in computation of earnings per share
Basic shares	3,970	3,976	3,976	3,971
Diluted shares	4,007	4,005	4,006	3,997

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2019	2020	2019	2020
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$423	$2,390	$1,756	$1,515
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(360)	(70)	(244)	(1,625)
Marketable securities	8	(17)	130	96
Derivative instruments	(69)	(71)	(398)	597
Pension and other postretirement benefits	15	15	36	46
Total other comprehensive income/(loss), net of tax	(406)	(143)	(476)	(886)
Comprehensive income/(loss)	17	2,247	1,280	629
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	4	37	5
Comprehensive income/(loss) attributable to Ford Motor Company	$19	$2,243	$1,243	$624

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	September 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$17,504	$24,263
Marketable securities (Note 7)	17,147	20,568
Ford Credit finance receivables, net of allowance for credit losses of $162 and $394 (Note 8)	53,651	41,847
Trade and other receivables, less allowances of $63 and $80	9,237	10,114
Inventories (Note 9)	10,786	10,583
Assets held for sale (Note 17)	2,383	676
Other assets	3,339	3,714
Total current assets	114,047	111,765

Ford Credit finance receivables, net of allowance for credit losses of $351 and $920 (Note 8)	53,703	55,659
Net investment in operating leases	29,230	27,895
Net property	36,469	36,118
Equity in net assets of affiliated companies	2,519	4,741
Deferred income taxes	11,863	10,907
Other assets	10,706	12,858
Total assets	$258,537	$259,943

LIABILITIES
Payables	$20,673	$21,466
Other liabilities and deferred revenue (Note 12)	22,987	20,293
Automotive debt payable within one year (Note 14)	1,445	1,368
Ford Credit debt payable within one year (Note 14)	52,371	49,447
Other debt payable within one year (Note 14)	130	180
Liabilities held for sale (Note 17)	526	405
Total current liabilities	98,132	93,159

Other liabilities and deferred revenue (Note 12)	25,324	26,826
Automotive long-term debt (Note 14)	13,233	22,363
Ford Credit long-term debt (Note 14)	87,658	83,626
Other long-term debt (Note 14)	470	291
Deferred income taxes	490	517
Total liabilities	225,307	226,782

EQUITY
Common Stock, par value $0.01 per share (4,025 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,165	22,262
Retained earnings	20,320	21,031
Accumulated other comprehensive income/(loss) (Note 18)	(7,728)	(8,613)
Treasury stock	(1,613)	(1,596)
Total equity attributable to Ford Motor Company	33,185	33,125
Equity attributable to noncontrolling interests	45	36
Total equity	33,230	33,161
Total liabilities and equity	$258,537	$259,943

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2019	September 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$2,905
Ford Credit finance receivables, net	58,478	48,490
Net investment in operating leases	14,883	14,613
Other assets	12	—
LIABILITIES
Other liabilities and deferred revenue	$19	$69
Debt	50,865	44,766

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income/(loss)	—	—	1,146	—	—	1,146	37	1,183
Other comprehensive income/(loss), net	—	—	—	(135)	—	(135)	—	(135)
Common stock issued (a)	—	20	—	—	—	20	—	20
Treasury stock/other	—	—	—	—	23	23	(35)	(12)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(601)	—	—	(601)	—	(601)
Balance at March 31, 2019	$41	$22,026	$23,226	$(7,501)	$(1,394)	$36,398	$36	$36,434
Net income/(loss)	—	—	148	—	—	148	2	150
Other comprehensive income/(loss), net	—	—	—	65	—	65	—	65
Common stock issued (a)	—	85	—	—	—	85	—	85
Treasury stock/other	—	—	—	—	6	6	1	7
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(605)	—	—	(605)	—	(605)
Balance at June 30, 2019	$41	$22,111	$22,769	$(7,436)	$(1,388)	$36,097	$39	$36,136
Net income/(loss)	—	—	425	—	—	425	(2)	423
Other comprehensive income/(loss), net	—	—	—	(406)	—	(406)	—	(406)
Common stock issued (a)	—	68	—	—	—	68	—	68
Treasury stock/other	—	—	—	—	(231)	(231)	1	(230)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(604)	—	—	(604)	—	(604)
Balance at September 30, 2019	$41	$22,179	$22,590	$(7,842)	$(1,619)	$35,349	$38	$35,387

Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698
Net income/(loss)	—	—	1,117	—	—	1,117	1	1,118
Other comprehensive income/(loss), net	—	—	—	(10)	—	(10)	—	(10)
Common stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	6	6	(18)	(12)
Dividends and dividend equivalents declared (b)	—	—	1	—	—	1	—	1
Balance at June 30, 2020	$41	$22,210	$18,645	$(8,471)	$(1,601)	$30,824	$31	$30,855
Net income/(loss)	—	—	2,385	—	—	2,385	5	2,390
Other comprehensive income/(loss), net	—	—	—	(142)	—	(142)	(1)	(143)
Common stock issued (a)	—	52	—	—	—	52	—	52
Treasury stock/other	—	—	—	—	5	5	1	6
Dividends and dividend equivalents declared (b)	—	—	1	—	—	1	—	1
Balance at September 30, 2020	$41	$22,262	$21,031	$(8,613)	$(1,596)	$33,125	$36	$33,161
__________
(a)Includes impacts of share-based compensation.
(b)Dividends and dividend equivalents declared for Common and Class B Stock.

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

Our results include adjustments to our assets and liabilities recorded during the first nine months of 2020 due to the impact of COVID-19, the most significant of which were a valuation allowance on certain deferred tax assets (see Note 5) and a charge to the provision for credit losses on Ford Credit’s finance receivables (see Note 8). The majority of these adjustments were recorded in the first quarter and there were no material adjustments to our assets and liabilities related to COVID-19 in the third quarter.

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

ASU 2020-04, Reference Rate Reform:  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  On April 1, 2020, we adopted the new standard, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of September 30, 2020, we have not yet elected any optional expedients provided in the standard.  We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following table disaggregates our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,609	$—	$—	$32,609
Used vehicles	647	—	—	647
Extended service contracts	347	—	—	347
Other revenue	183	14	55	252
Revenues from sales and services	33,786	14	55	33,855

Leasing income	145	—	1,480	1,625
Financing income	—	—	1,472	1,472
Insurance income	—	—	38	38
Total revenues	$33,931	$14	$3,045	$36,990

	Third Quarter 2020
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$33,005	$—	$—	$33,005
Used vehicles	818	—	—	818
Extended service contracts	356	—	—	356
Other revenue	438	20	37	495
Revenues from sales and services	34,617	20	37	34,674

Leasing income	90	—	1,407	1,497
Financing income	—	—	1,303	1,303
Insurance income	—	—	27	27
Total revenues	$34,707	$20	$2,774	$37,501

	First Nine Months 2019
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$102,420	$—	$—	$102,420
Used vehicles	2,509	—	—	2,509
Extended service contracts	1,028	—	—	1,028
Other revenue	615	26	161	802
Revenues from sales and services	106,572	26	161	106,759

Leasing income	356	—	4,429	4,785
Financing income	—	—	4,521	4,521
Insurance income	—	—	120	120
Total revenues	$106,928	$26	$9,231	$116,185

	First Nine Months 2020
	Automotive	Mobility	Ford Credit	Consolidated
Vehicles, parts, and accessories	$78,252	$—	$—	$78,252
Used vehicles	2,282	—	—	2,282
Extended service contracts	1,066	—	—	1,066
Other revenue	836	43	122	1,001
Revenues from sales and services	82,436	43	122	82,601

Leasing income	233	—	4,267	4,500
Financing income	—	—	3,989	3,989
Insurance income	—	—	102	102
Total revenues	$82,669	$43	$8,480	$91,192

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded a decrease in revenue of $454 million in the third quarter of 2019 and an increase in revenue of $168 million in the third quarter of 2020 related to revenue recognized in prior periods.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4.1 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2019 and September 30, 2020, respectively. We expect to recognize approximately $300 million of the unearned amount in the remainder of 2020, $1.2 billion in 2021, and $2.6 billion thereafter. We recognized $274 million and $295 million of unearned amounts as revenue during the third quarter of 2019 and 2020, respectively, and $864 million and $901 million in the first nine months of 2019 and 2020, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $270 million and $278 million in deferred costs as of December 31, 2019 and September 30, 2020, respectively. We recognized $17 million and $20 million of amortization during the third quarter of 2019 and 2020, respectively, and $56 million and $59 million in the first nine months of 2019 and 2020, respectively.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Net periodic pension and OPEB income/(cost), excluding service cost	$(21)	$277	$362	$1,272
Investment-related interest income	202	90	612	374
Interest income/(expense) on income taxes	(5)	(4)	(26)	(15)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	199	297	79	312
Gains/(Losses) on changes in investments in affiliates (a)	44	3	46	3,483
Gains/(Losses) on extinguishment of debt	(1)	—	(54)	(1)
Royalty income	91	139	283	322
Other	25	43	132	96
Total	$534	$845	$1,434	$5,843
__________
(a)See Note 17 for additional information relating to our Argo AI, LLC (“Argo AI”) and Volkswagen AG (“VW”) transaction.
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

Based on all available evidence, we established a valuation allowance against certain net operating losses and tax credits of $1 billion during the first nine months of 2020, as it is more likely than not that these deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider the trade-offs between cash preservation and cash outlays to preserve tax credits.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6. CAPITAL STOCK AND EARNINGS PER SHARE

Earnings Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Basic and Diluted Income/(Loss) Attributable to Ford Motor Company
Basic income/(loss)	$425	$2,385	$1,719	$1,509
Diluted income/(loss)	425	2,385	1,719	1,509

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,970	3,976	3,976	3,971
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	37	29	30	26
Diluted shares	4,007	4,005	4,006	3,997

NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash Equivalents

Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of purchase. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2019
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$520	$—	$—	$520
U.S. government agencies	2	125	—	—	125
Non-U.S. government and agencies	2	601	—	350	951
Corporate debt	2	642	—	604	1,246
Total marketable securities classified as cash equivalents		1,888	—	954	2,842
Cash, time deposits, and money market funds		6,432	117	8,113	14,662
Total cash and cash equivalents		$8,320	$117	$9,067	$17,504

Marketable securities
U.S. government	1	$2,930	$—	$195	$3,125
U.S. government agencies	2	1,548	—	210	1,758
Non-U.S. government and agencies	2	4,217	—	2,408	6,625
Corporate debt	2	4,802	—	193	4,995
Equities (a)	1	81	—	—	81
Other marketable securities	2	273	—	290	563
Total marketable securities		$13,851	$—	$3,296	$17,147

Restricted cash		$15	$21	$139	$175

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$62	$62

		September 30, 2020
	Fair Value Level	Automotive	Mobility	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,277	$—	$1,217	$4,494
U.S. government agencies	2	706	—	850	1,556
Non-U.S. government and agencies	2	916	—	1,105	2,021
Corporate debt	2	545	—	900	1,445
Total marketable securities classified as cash equivalents		5,444	—	4,072	9,516
Cash, time deposits, and money market funds		7,679	62	7,006	14,747
Total cash and cash equivalents		$13,123	$62	$11,078	$24,263

Marketable securities
U.S. government	1	$3,724	$—	$1,275	$4,999
U.S. government agencies	2	3,124	—	235	3,359
Non-U.S. government and agencies	2	3,645	—	2,111	5,756
Corporate debt	2	5,292	—	313	5,605
Equities (a)	1	299	—	—	299
Other marketable securities	2	236	—	314	550
Total marketable securities		$16,320	$—	$4,248	$20,568

Restricted cash		$30	$5	$174	$209

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—	$—
__________
(a)Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2019 and September 30, 2020 were a $44 million loss and a $111 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2019
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,839	$11	$(1)	$2,849	$1,028	$1,772	$49
U.S. government agencies	1,445	2	(1)	1,446	830	589	27
Non-U.S. government and agencies	3,925	20	(1)	3,944	1,546	2,398	—
Corporate debt	5,029	53	—	5,082	1,837	3,245	—
Other marketable securities	230	1	—	231	—	149	82
Total	$13,468	$87	$(3)	$13,552	$5,241	$8,153	$158

	September 30, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Automotive
U.S. government	$2,660	$52	$—	$2,712	$987	$1,722	$3
U.S. government agencies	2,187	15	(1)	2,201	708	1,371	122
Non-U.S. government and agencies	2,907	39	—	2,946	1,085	1,851	10
Corporate debt	5,549	102	(2)	5,649	1,727	3,897	25
Other marketable securities	206	3	—	209	2	148	59
Total	$13,509	$211	$(3)	$13,717	$4,509	$8,989	$219

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Automotive
Sales proceeds	$1,176	$2,243	$4,176	$6,560
Gross realized gains	3	16	8	44
Gross realized losses	—	1	10	11

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2019
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$183	$(1)	$50	$—	$233	$(1)
U.S. government agencies	370	(1)	344	—	714	(1)
Non-U.S. government and agencies	463	—	390	(1)	853	(1)
Corporate debt	29	—	53	—	82	—
Other marketable securities	59	—	17	—	76	—
Total	$1,104	$(2)	$854	$(1)	$1,958	$(3)

	September 30, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Automotive
U.S. government	$55	$—	$—	$—	$55	$—
U.S. government agencies	170	—	42	(1)	212	(1)
Non-U.S. government and agencies	442	—	46	—	488	—
Corporate debt	739	(2)	9	—	748	(2)
Other marketable securities	4	—	13	—	17	—
Total	$1,410	$(2)	$110	$(1)	$1,520	$(3)

We determine credit losses on available-for-sale debt securities using the specific identification method. During the first nine months of 2020, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2019	September 30, 2020
Cash and cash equivalents	$17,504	$24,263
Restricted cash (a)	175	209
Cash, cash equivalents, and restricted cash in held-for-sale assets	62	—
Total cash, cash equivalents, and restricted cash	$17,741	$24,472
__________
(a)Included in Other assets in the non-current assets section of our consolidated balance sheets.

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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2019	September 30, 2020
Consumer
Retail installment contracts, gross	$68,905	$73,246
Finance leases, gross	8,566	8,244
Retail financing, gross	77,471	81,490
Unearned interest supplements	(3,589)	(4,091)
Consumer finance receivables	73,882	77,399
Non-Consumer
Dealer financing	33,985	21,421
Non-Consumer finance receivables	33,985	21,421
Total recorded investment	$107,867	$98,820

Recorded investment in finance receivables	$107,867	$98,820
Allowance for credit losses	(513)	(1,314)
Total finance receivables, net	$107,354	$97,506

Current portion	$53,651	$41,847
Non-current portion	53,703	55,659
Total finance receivables, net	$107,354	$97,506

Net finance receivables subject to fair value (a)	$99,168	$89,663
Fair value (b)	99,297	91,068
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2019 and 2020 was $90 million and $96 million, respectively, and for the first nine months of 2019 and 2020 was $279 million and $268 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2019 and September 30, 2020, accrued interest was $251 million and $184 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2019 and September 30, 2020, were consumer receivables of $38.3 billion and $41.1 billion, respectively, and non-consumer receivables of $26.8 billion and $17.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The value of finance receivables considered held for sale at December 31, 2019 was $1.5 billion, primarily made up of $1.2 billion of Forso Nordic AB (“Forso”) related finance receivables. At September 30, 2020, there were $38 million of certain wholesale finance receivables specifically identified as held for sale. These held-for-sale values are reported in Assets held for sale on our consolidated balance sheets. See Note 17 for additional information.

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•Pass – current to 60 days past due;
•Special Mention – 61 to 120 days past due and in intensified collection status; and
•Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Total
Consumer
31 - 60 days past due	$839
61 - 120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,842
Total	$73,882

The credit quality analysis of consumer receivables at September 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31 - 60 days past due	$45	$58	$99	$141	$141	$76	$560
61 - 120 days past due	7	14	28	45	48	22	164
Greater than 120 days past due	13	7	7	8	7	1	43
Total past due	65	79	134	194	196	99	767
Current	1,141	3,290	8,001	15,444	22,492	26,264	76,632
Total	$1,206	$3,369	$8,135	$15,638	$22,688	$26,363	$77,399

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Dealers are assigned to one of four groups according to risk ratings as follows:

•Group I – strong to superior financial metrics;
•Group II – fair to favorable financial metrics;
•Group III – marginal to weak financial metrics; and
•Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Total
Dealer financing
Group I	$26,281
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$33,985
__________
(a)Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at September 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total
Group I	$528	$130	$142	$132	$73	$300	$1,305	$13,823	$15,128
Group II	46	21	15	35	4	89	210	4,520	4,730
Group III	9	—	3	17	3	41	73	1,356	1,429
Group IV	2	3	—	—	2	5	12	122	134
Total (a)	$585	$154	$160	$184	$82	$435	$1,600	$19,821	$21,421
__________
(a)Total past due dealer financing receivables at September 30, 2020 were $126 million.

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

Ford Credit offered various programs to provide relief to customers and dealers impacted by COVID-19.  These programs, which were broadly available to all customers and dealers during the first half of 2020, included payment extensions.  Ford Credit concluded that these programs did not meet TDR criteria. As of September 30, 2020, in the United States, Ford Credit has received payments on nearly all the pandemic extensions offered to its customers, and no dealers were delinquent on their payments. The volume of payment extensions has returned to pre-COVID-19 levels and Ford Credit continues to grant payment extensions to customers and dealers under its normal business practices.

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

Wholesale Loans. Ford Credit estimates the allowance for credit losses for wholesale loans based on historical loss-to-receivable (“LTR”) ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2019 (a)			First Nine Months 2019 (a)
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(129)	(1)	(130)	(383)	(18)	(401)
Recoveries	41	—	41	129	8	137
Provision for credit losses	93	—	93	187	2	189
Other (b)	(3)	(1)	(4)	(1)	—	(1)
Ending balance	$498	$15	$513	$498	$15	$513

	Third Quarter 2020			First Nine Months 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,211	$74	$1,285	$496	$17	$513
Adoption of ASU 2016-13 (c)	—	—	—	247	5	252
Charge-offs	(104)	(5)	(109)	(329)	(6)	(335)
Recoveries	41	2	43	117	5	122
Provision for credit losses	95	(9)	86	723	42	765
Other (b)	8	1	9	(3)	—	(3)
Ending balance	$1,251	$63	$1,314	$1,251	$63	$1,314
__________
(a)The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(b)Primarily represents amounts related to translation adjustments.
(c)Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

During the third quarter and first nine months of 2020, the allowance for credit losses increased $29 million and $801 million, respectively. The change in the third quarter of 2020 reflects an increase to the reserve of $20 million associated with higher balances in Ford Credit’s finance receivables portfolio, as well as an increase for translation adjustments. The relatively moderate reserve increase in the third quarter of 2020 also reflects Ford Credit’s view that future economic conditions are largely unchanged from its assumptions at June 30, 2020. The change in the first nine months of 2020 reflects an increase to the reserve of $252 million related to the adoption of ASU 2016-13, with the remainder primarily related to economic conditions attributable to the COVID-19 pandemic.

The change to the reserve due to the impact of COVID-19 reflects economic uncertainty which, along with the expectation of continued higher unemployment, has increased the probability of default and loss given default rates used in Ford Credit’s estimate of the lifetime expected credit losses for its consumer portfolio, especially in the United States.  These economic trends and conditions are also expected to negatively impact dealers. Although net charge-offs during the third quarter and first nine months of 2020 remained low, reflecting government relief programs and customer payment deferral programs, the future impact of COVID-19 on credit losses is expected to be adverse.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2019	September 30, 2020
Raw materials, work-in-process, and supplies	$4,402	$4,401
Finished products	6,384	6,182
Total inventories	$10,786	$10,583

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.2 billion and $1.7 billion at December 31, 2019 and September 30, 2020, respectively. The increase from December 31, 2019 primarily reflects our preferred security investment in Argo AI in the second quarter of 2020. See Note 17 for additional information relating to our Argo AI and VW transaction. In the third quarter of 2020, there were no material adjustments to the fair values of these investments held at September 30, 2020.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $278 million and $258 million at December 31, 2019 and September 30, 2020, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	September 30, 2020
Current
Dealer and dealers’ customer allowances and claims	$13,113	$10,958
Deferred revenue	2,091	2,137
Employee benefit plans	1,857	1,434
Accrued interest	1,128	1,186
OPEB (a)	332	329
Pension (a)	185	186
Operating lease liabilities	367	331
Other	3,914	3,732
Total current other liabilities and deferred revenue	$22,987	$20,293
Non-current
Pension (a)	$9,878	$9,718
OPEB (a)	5,740	5,684
Dealer and dealers’ customer allowances and claims	1,921	3,366
Deferred revenue	4,191	4,374
Operating lease liabilities	1,047	955
Employee benefit plans	1,104	1,125
Other	1,443	1,604
Total non-current other liabilities and deferred revenue	$25,324	$26,826
__________
(a)Balances at September 30, 2020 reflect pension and OPEB liabilities at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019. Included in Other assets are pension assets of $3.2 billion and $4.1 billion at December 31, 2019 and September 30, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2019	2020	2019	2020	2019	2020
Service cost	$121	$130	$125	$135	$11	$12
Interest cost	381	322	170	130	53	43
Expected return on assets	(674)	(699)	(277)	(272)	—	—
Amortization of prior service costs/(credits)	22	1	8	8	(18)	(4)
Net remeasurement (gain)/loss	263	(1)	43	55	—	—
Separation programs/other	7	—	78	66	—	(1)
Settlements and curtailments	(16)	1	(19)	74	—	—
Net periodic benefit cost/(income)	$104	$(246)	$128	$196	$46	$50

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2019	2020	2019	2020	2019	2020
Service cost	$349	$390	$381	$393	$33	$35
Interest cost	1,199	968	519	393	158	127
Expected return on assets	(1,972)	(2,097)	(844)	(793)	—	—
Amortization of prior service costs/(credits)	65	3	25	25	(53)	(12)
Net remeasurement (gain)/loss	253	3	43	(177)	—	58
Separation programs/other	8	13	322	123	—	(1)
Settlements and curtailments	(66)	5	(19)	92	—	(2)
Net periodic benefit cost/(income)	$(164)	$(715)	$427	$56	$138	$205

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

As part of our ongoing global redesign activities, we recognized additional expense of $50 million and $92 million in the third quarter of 2019 and 2020, respectively, and $245 million and $167 million in the first nine months of 2019 and 2020, respectively, related to separation programs, settlements, and curtailments.

The settlements and curtailments required plan remeasurements at current discount rates, asset returns, and economic conditions.  This resulted in remeasurement losses of $54 million in the third quarter and gains of $116 million in the first nine months of 2020. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

In the third quarter of 2020, we also recognized a settlement loss of $48 million related to a non-US pension plan.

Pension Plan Contributions

During 2020, we expect to contribute between $500 million and $700 million of cash to our global funded pension plans. We also expect to make about $350 million of benefit payments to participants in unfunded plans. In the first nine months of 2020, we contributed $429 million to our worldwide funded pension plans and made $267 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Automotive, Ford Credit, and Other debt was as follows (in millions):

	December 31, 2019	September 30, 2020
Automotive
Debt payable within one year
Short-term	$315	$807
Long-term payable within one year
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program (a)	591	148
Other debt	540	414
Unamortized (discount)/premium	(1)	(1)
Total debt payable within one year	1,445	1,368
Long-term debt payable after one year (b)
Public unsecured debt securities (c)	10,583	18,583
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program (a)	880	1,101
Other debt (d)	547	1,611
Unamortized (discount)/premium	(161)	(239)
Unamortized issuance costs	(116)	(193)
Total long-term debt payable after one year	13,233	22,363
Total Automotive	$14,678	$23,731
Fair value of Automotive debt (e)	$15,606	$25,793
Ford Credit
Debt payable within one year
Short-term	$13,717	$10,231
Long-term payable within one year
Unsecured debt	15,062	18,568
Asset-backed debt	23,609	20,619
Unamortized (discount)/premium	1	3
Unamortized issuance costs	(17)	(18)
Fair value adjustments (f)	(1)	44
Total debt payable within one year	52,371	49,447
Long-term debt payable after one year
Unsecured debt	55,148	49,946
Asset-backed debt	32,162	32,326
Unamortized (discount)/premium	6	(1)
Unamortized issuance costs	(197)	(202)
Fair value adjustments (f)	539	1,557
Total long-term debt payable after one year	87,658	83,626
Total Ford Credit	$140,029	$133,073
Fair value of Ford Credit debt (e)	$141,678	$132,647
Other
Long-term debt payable within one year	$130	$180
Long-term debt payable after one year
Unsecured debt	474	295
Unamortized (discount)/premium and issuance costs	(4)	(4)
Total long-term debt payable after one year	470	291
Total Other	$600	$471
Fair value of Other debt	$720	$549
__________
(a)In June 2020, our DOE ATVM loan was modified, reducing quarterly principal payments from $148 million to $37 million. The deferred portion of the principal payments will be due upon original maturity in June 2022.
(b)In the first quarter of 2020, we drew $15.4 billion under our corporate credit facilities and fully repaid these facilities in the third quarter of 2020.
(c)Public unsecured debt securities increased by $8 billion reflecting our unsecured debt issuance in April 2020.
(d)Includes a £625 million five-year term loan entered into by Ford Motor Company Limited in June 2020 pursuant to U.K. Export Finance program.
(e)The fair value of debt includes $315 million and $807 million of Automotive short-term debt and $12.8 billion and $9.9 billion of Ford Credit short-term debt at December 31, 2019 and September 30, 2020, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(f)These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $42.8 billion at December 31, 2019 and September 30, 2020, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2019	2020	2019	2020
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(8)	$6	$90	$(68)
Commodity contracts (b)	(10)	(22)	(21)	(50)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	—	94	(32)	190
Fair value changes on hedging instruments	203	(103)	927	1,119
Fair value changes on hedged debt	(194)	96	(910)	(1,095)
Cross-currency interest rate swap contracts (c)
Net interest settlements and accruals on hedging instruments	—	(1)	—	(1)
Fair value changes on hedging instruments	—	(10)	—	(10)
Fair value changes on hedged debt	—	6	—	6
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (d)	347	(349)	324	(37)
Cross-currency interest rate swap contracts	(257)	210	(261)	213
Interest rate contracts	18	(4)	(12)	(90)
Commodity contracts	(8)	19	(9)	(12)
Total	$91	$(58)	$96	$165
__________
(a)For the third quarter and first nine months of 2019, a $68 million loss and a $384 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2020, a $132 million loss and a $684 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2019, a $32 million loss and a $58 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2020, a $36 million gain and a $48 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)During the third quarter of 2020, we began designating cross-currency interest rate swap contracts. We enter into cross-currency interest rate swaps to hedge our exposure to interest rate risk and foreign currency risk associated with the issuance of foreign denominated long-term debt. We report the change in fair value of the hedged debt and hedging instrument related to the change in the benchmark interest rate in Ford Credit interest, operating, and other expenses. We report the change in fair value of the hedged debt and hedging instrument related to foreign currency in Other income/(loss), net.
(d)For the third quarter and first nine months of 2019, a $193 million gain and a $136 million gain were reported in Cost of sales, respectively, and a $154 million gain and a $188 million gain were reported in Other income/(loss), net, respectively. For the third quarter and first nine months of 2020, a $242 million loss and a $97 million loss were reported in Cost of sales, respectively, and a $107 million loss and a $60 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			September 30, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,349	$47	$493	$14,100	$217	$76
Commodity contracts	673	5	29	631	9	29
Fair value hedges
Interest rate contracts	26,577	702	19	23,224	1,417	1
Cross-currency interest rate swap contracts	—	—	—	885	—	11
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	19,350	58	270	21,758	244	126
Cross-currency interest rate swap contracts	5,849	134	67	6,285	377	20
Interest rate contracts	68,914	275	191	71,071	675	510
Commodity contracts	467	9	9	506	31	8
Total derivative financial instruments, gross (a) (b)	$137,179	$1,230	$1,078	$138,460	$2,970	$781

Current portion		$390	$772		$1,169	$517
Non-current portion		840	306		1,801	264
Total derivative financial instruments, gross		$1,230	$1,078		$2,970	$781
__________
(a)At December 31, 2019 and September 30, 2020, we held collateral of $18 million and $11 million, respectively, and we posted collateral of $78 million and $103 million, respectively.
(b)At December 31, 2019 and September 30, 2020, the fair value of assets and liabilities available for counterparty netting was $269 million and $469 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Automotive Segment

Global Redesign

As previously announced, we are executing a global redesign of our business. Redesign-related activities, including employee separation costs, facility-related charges, payments to dealers and suppliers, and other expenses, are recorded in Cost of sales and Selling, administrative, and other expenses. See Note 17 for additional information related to assets held for sale. Below are actions we have initiated as part of the redesign.

Brazil. In February 2019, Ford Motor Company Brasil Ltda. (“Ford Brazil”), our subsidiary in Brazil, committed to a plan to exit the commercial heavy truck business in South America.  As a result, Ford Brazil ceased production at the São Bernardo do Campo plant in Brazil during 2019. In the third quarter of 2020, Ford Brazil completed a sale of the plant machinery and equipment, and also entered into a separate agreement to sell the land and buildings.

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

In the third quarter of 2020, we committed to a plan to sell certain manufacturing assets, which are not part of the restructured Ford Sollers joint venture.

United Kingdom. In June 2019, Ford Motor Company Limited (“Ford of Britain”), a subsidiary of Ford, announced its plan to exit the Ford Bridgend plant in South Wales in 2020. Ford of Britain ceased production at the Bridgend plant and the facility was closed in September 2020.

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations.

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France. We ceased production and the facility was closed in July 2019. In March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. We ceased production of the C-Max in June 2019. In addition, we are continuing to reduce our global workforce and take other restructuring actions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

The following table summarizes the redesign-related activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Beginning balance	$929	$524	$291	$734
Changes in accruals (a)	173	109	1,181	203
Payments	(334)	(105)	(692)	(376)
Foreign currency translation	(39)	11	(51)	(22)
Ending balance	$729	$539	$729	$539
__________
(a)Excludes pension costs of $49 million and $92 million in the third quarter of 2019 and 2020, respectively, and $244 million and $167 million in the first nine months of 2019 and 2020, respectively.

We also recorded $821 million and $64 million in the third quarter of 2019 and 2020, respectively, and $1.4 billion and $114 million in the first nine months of 2019 and 2020, respectively, for the impairment of long-lived assets, accelerated depreciation and other non-cash items. We estimate that we will incur total charges in 2020 that range between $700 million and $1.2 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES

Automotive Segment

Brazil and Russia. In the third quarter of 2020, as part of our global redesign, we committed to plans to sell manufacturing assets in Brazil and Russia. As a result, we classified assets of $39 million as held for sale at September 30, 2020.

India. In the third quarter of 2019, we committed to a plan to sell specific net assets in our India Automotive operations. We entered into a definitive agreement to form a joint venture with Mahindra & Mahindra Limited (“Mahindra”), with Mahindra owning a 51% controlling stake and Ford owning a 49% stake. Under the terms of the transaction, we will sell certain India Automotive operations to the joint venture. The sale was expected to close within twelve months of the definitive agreement, but has been deferred primarily due to COVID-19 related shutdowns, which have delayed the necessary regulatory approvals and other steps required to establish the joint venture. Although completion of the transaction has extended beyond our initial expectations, our assessment of the planned sale is that it is still probable. Accordingly, as we continue to meet the held-for-sale classification criteria, we have reported the assets and liabilities of these operations as held for sale and ceased depreciation and amortization of those assets.

The assets and liabilities of our India Automotive operations classified as held for sale were as follows (in millions):

	December 31, 2019	September 30, 2020
Assets
Trade and other receivables, net	$269	$141
Inventories	208	185
Other assets, current	147	99
Net property	279	270
Other assets, non-current	10	8
Total assets of held-for-sale operations	913	703
Less: Intercompany asset balances	(228)	(122)
Automotive segment total assets of held-for-sale operations (a)	$685	$581

Liabilities
Payables	$461	$372
Other liabilities and deferred revenue, current	71	65
Automotive debt payable within one year	90	84
Other liabilities and deferred revenue, non-current	28	25
Total liabilities of held-for-sale operations	650	546
Less: Intercompany liability balances	(169)	(141)
Automotive segment total liabilities of held-for-sale operations (a)	$481	$405
__________
(a)As of December 31, 2019 and September 30, 2020, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

We recognized pre-tax impairment charges of $804 million in 2019, of which $799 million was recorded in the third quarter of 2019, and $3 million and $21 million in the third quarter and first nine months of 2020, respectively, to adjust the carrying value of the held-for-sale assets to fair value less cost to sell. These charges are reported in Cost of sales. The value is measured on a nonrecurring basis and categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach, estimated based on expected proceeds to be received, which we conclude is most representative of the value of the assets given the current market conditions, the characteristics of viable market participants, and the pending sales transaction. The transaction is subject to regulatory approvals and satisfaction of other closing conditions that may impact the final proceeds received.

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

Our retained investment in Argo AI immediately after the transaction consisted of an equity method investment of $2.4 billion and a preferred equity security investment of $400 million, reflected on our consolidated balance sheets in Equity in net assets of affiliated companies and Other assets, respectively. The difference between the fair value of our equity method investment and our share of the carrying value of Argo AI’s net assets primarily related to indefinite-lived assets. We also agreed to future funding of Argo AI of $600 million, subject to capital calls, which will increase our preferred equity investment.

Argo AI is a variable interest entity of which we are not the primary beneficiary. As of September 30, 2020, our maximum exposure to any potential losses associated with Argo AI is limited to our $2.8 billion of investments.

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
__________
(a)As of December 31, 2019, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer assumed the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Foreign currency translation
Beginning balance	$(4,684)	$(6,181)	$(4,800)	$(4,626)
Gains/(Losses) on foreign currency translation	(301)	(126)	(169)	(1,673)
Less: Tax/(Tax benefit)	58	(60)	74	(83)
Net gains/(losses) on foreign currency translation	(359)	(66)	(243)	(1,590)
(Gains)/Losses reclassified from AOCI to net income (a)	(1)	(3)	(1)	(34)
Other comprehensive income/(loss), net of tax	(360)	(69)	(244)	(1,624)
Ending balance	$(5,044)	$(6,250)	$(5,044)	$(6,250)

Marketable securities
Beginning balance	$63	$184	$(59)	$71
Gains/(Losses) on available for sale securities	15	(8)	169	157
Less: Tax/(Tax benefit)	4	(2)	40	36
Net gains/(losses) on available for sale securities	11	(6)	129	121
(Gains)/Losses reclassified from AOCI to net income	(3)	(15)	2	(33)
Less: Tax/(Tax benefit)	—	(4)	1	(8)
Net (gains)/losses reclassified from AOCI to net income	(3)	(11)	1	(25)
Other comprehensive income/(loss), net of tax	8	(17)	130	96
Ending balance	$71	$167	$71	$167

Derivative instruments
Beginning balance	$(128)	$180	$201	$(488)
Gains/(Losses) on derivative instruments	(100)	(96)	(442)	636
Less: Tax/(Tax benefit)	(17)	(15)	(95)	135
Net gains/(losses) on derivative instruments	(83)	(81)	(347)	501
(Gains)/Losses reclassified from AOCI to net income	18	16	(69)	118
Less: Tax/(Tax benefit)	4	6	(18)	22
Net (gains)/losses reclassified from AOCI to net income (b)	14	10	(51)	96
Other comprehensive income/(loss), net of tax	(69)	(71)	(398)	597
Ending balance	$(197)	$109	$(197)	$109

Pension and other postretirement benefits
Beginning balance	$(2,687)	$(2,654)	$(2,708)	$(2,685)
Amortization and recognition of prior service costs/(credits)	12	29	37	55
Less: Tax/(Tax benefit)	2	6	7	10
Net prior service costs/(credits) reclassified from AOCI to net income	10	23	30	45
Translation impact on non-U.S. plans	5	(8)	6	1
Other comprehensive income/(loss), net of tax	15	15	36	46
Ending balance	$(2,672)	$(2,639)	$(2,672)	$(2,639)

Total AOCI ending balance at September 30	$(7,842)	$(8,613)	$(7,842)	$(8,613)
__________
(a)Reclassified to Other income/(loss), net.
(b)Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $155 million. See Note 15 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The probability of default is applied to the expected exposure at the time of default less recoveries to determine the expected payments. Factors to consider when estimating the probability of default include the obligor’s financial position, forecasted economic environment, historical loss rates, and other communications. The liability recorded represents Ford’s exposure to credit risk. The maximum potential payments for financial guarantees were $162 million and $437 million at December 31, 2019 and September 30, 2020, respectively. The carrying value of recorded liabilities related to financial guarantees was $33 million and $40 million at December 31, 2019 and September 30, 2020, respectively.

Our financial guarantees consist of debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2033, and guarantees will terminate on payment and / or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $587 million and $266 million at December 31, 2019 and September 30, 2020, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $200 million and $59 million at December 31, 2019 and September 30, 2020, respectively.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $260 million as of September 30, 2020 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $58 million as our best estimate of the amount we will have to pay under the guarantee.

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

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and / or disclosed.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2019	2020
Beginning balance	$5,137	$5,702
Payments made during the period	(3,395)	(2,913)
Changes in accrual related to warranties issued during the period	2,180	2,419
Changes in accrual related to pre-existing warranties	1,355	1,451
Foreign currency translation and other	(57)	(75)
Ending balance	$5,220	$6,584

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
Third Quarter 2019
Revenues	$33,931	$14	$3,045	$—	$—	$—	$—		$36,990
Income/(loss) before income taxes	1,329	(290)	736	18	(276)	(1,536)	—		(19)
Equity in net income/(loss) of affiliated companies	(27)	2	9	—	—	—	—		(16)
Cash, cash equivalents, marketable securities, and restricted cash	22,194	135	15,160	—	—	—	—		37,489
Total assets	101,865	1,193	160,322	—	—	—	(5,223)	(a)	258,157

Third Quarter 2020
Revenues	$34,707	$20	$2,774	$—	$—	$—	$—		$37,501
Income/(loss) before income taxes	2,644	(281)	1,123	158	(498)	(390)	—		2,756
Equity in net income/(loss) of affiliated companies	115	(58)	4	—	—	(3)	—		58
Cash, cash equivalents, marketable securities, and restricted cash	29,473	67	15,500	—	—	—	—		45,040
Total assets	107,097	4,082	153,799	—	—	—	(5,035)	(a)	259,943

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items	Adjustments		Total
First Nine Months 2019
Revenues	$106,928	$26	$9,231	$—	$—	$—	$—		$116,185
Income/(loss) before income taxes	4,711	(842)	2,368	(343)	(765)	(3,333)	—		1,796
Equity in net income/(loss) of affiliated companies	62	11	23	—	—	—	—		96

First Nine Months 2020
Revenues	$82,669	$43	$8,480	$—	$—	$—	$—		$91,192
Income/(loss) before income taxes	378	(947)	1,696	(61)	(1,175)	2,803	—		2,694
Equity in net income/(loss) of affiliated companies	59	(70)	12	—	—	(9)	—		(8)
__________
(a)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The impact of COVID-19 has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities, which presently includes areas within Mexico and Europe.

Remote Work Arrangements and Resumption of Manufacturing Operations

The remote work arrangements that we implemented earlier this year remain in place in most locations. Our remote work arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

A successful phased restart of our manufacturing plants, supply network, and other dependent functions occurred in the second quarter of 2020. In significant regions, we have returned to pre-COVID-19 production levels.

Liquidity

We ended the third quarter of 2020 with $45 billion of liquidity, including nearly $30 billion of cash. During the third quarter, we fully repaid the drawn amounts under our $15.5 billion corporate revolvers.

Enhanced Safety Standards

When we returned to work, we established new protocols to help protect the health and safety of our workforce.  Those measures remain in place today, including a daily, online health self-certification, a no-touch temperature scan upon entering our facilities, a policy requiring the use of face masks in our facilities, and measures to provide additional personal protective equipment, including face shields, when employees’ jobs do not allow them to socially distance. We have also enhanced our cleaning protocols and adjusted our operating patterns and breaks to reduce potential employee interaction where possible.

Medical Supplies

We continue to produce medical masks for our employees and dealers. In addition, we have donated 25 million medical-grade face masks to communities in need across the United States, a quarter of the way to reaching our goal of donating 100 million masks through 2021.

Forward Looking Information

The full impact of COVID-19 on future results depends on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, and the rate at which economic conditions return to pre-COVID-19 levels. Despite the successful restart of our manufacturing operations in the second quarter of 2020 and the strong results we delivered in the third quarter of 2020, we expect our full year 2020 results of operations to be adversely affected by COVID-19. Moreover, new restrictions, such as those that are presently in effect in Mexico and Europe, could have an adverse effect on production, supply chains, distribution, and demand for vehicles. For additional information on the impact and potential impact of COVID-19 on us, please see Item 1A. Risk Factors on page 74.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

In the third quarter of 2020, the net income attributable to Ford Motor Company was $2,385 million, and Company adjusted EBIT was $3,644 million.

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

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Global Redesign
Europe excl. Russia	$(215)	$(211)	$(1,039)	$(410)
India	(799)	(3)	(799)	(21)
South America	(43)	(52)	(479)	(70)
Russia	24	1	(358)	18
China	—	(3)	(2)	(9)
Separations and Other (not included above)	(10)	—	(91)	(1)
Subtotal Global Redesign	$(1,043)	$(268)	$(2,768)	$(493)
Other Items
Gain on transaction with Argo AI and VW	$—	$—	$—	$3,454
Other incl. Focus Cancellation, Transit Connect Customs Ruling, North America Hourly Buyouts, and Chariot (a)	(187)	(20)	(270)	(226)
Subtotal Other Items	$(187)	$(20)	$(270)	$3,228
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(306)	$(54)	$(295)	$116
Pension settlements and curtailments	—	(48)	—	(48)
Subtotal Pension and OPEB Gain/(Loss)	$(306)	$(102)	$(295)	$68
Total EBIT Special Items	$(1,536)	$(390)	$(3,333)	$2,803

Cash effect of Global Redesign (incl. separations)	$(334)	$(105)	$(692)	$(376)

Tax special items (b)	$605	$159	$828	$(1,583)
__________
(a)Transit Connect impact of $187 million was accrued in the third quarter of 2019 and paid in the second half of 2020.
(b)Includes related tax effect on special items and tax special items.

We recorded $390 million of pre-tax special item charges in the third quarter of 2020, primarily reflecting global redesign actions in Europe.

In Note 20 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our third quarter 2020 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2019	2020	H / (L)	2019	2020	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$4.7	$11.1	$6.4	$14.7	$19.7	$5.0
Revenue ($M)	36,990	37,501	1%	116,185	91,192	(22)%
Net Income/(Loss) ($M)	425	2,385	1,960	1,719	1,509	(210)
Net Income/(Loss) Margin (%)	1.1%	6.4%	5.2 ppts	1.5%	1.7%	0.2 ppts
EPS (Diluted)	$0.11	$0.60	$0.49	$0.43	$0.38	$(0.05)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$0.2	$6.3	$6.1	$2.3	$(1.2)	$(3.5)
Company Adj. EBIT ($M)	1,793	3,644	1,851	5,894	1,066	(4,828)
Company Adj. EBIT Margin (%)	4.8%	9.7%	4.9 ppts	5.1%	1.2%	(3.9) ppts
Adjusted EPS (Diluted)	$0.34	$0.65	$0.31	$1.06	$0.07	$(0.99)
Adjusted ROIC (Trailing Four Quarters)	9.0%	(0.4)%	(9.4) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2020, our diluted earnings per share of Common and Class B Stock was $0.60 and our diluted adjusted earnings per share was $0.65.

Net income/(loss) margin was 6.4% in the third quarter of 2020, up 5.2 percentage points from a year ago. Company adjusted EBIT margin was 9.7% in the third quarter of 2020, up 4.9 percentage points from a year ago.

The year-over-year increases of $1,960 million in net income/(loss) and $1,851 million in Company adjusted EBIT in the third quarter of 2020 were driven by improvements in Automotive EBIT and Ford Credit EBT.

Our results in the third quarter of 2020, particularly in North America, were largely due to short-term offsets to the negative impact COVID-19 has had on our operations and the automotive industry in general. Specifically, demand for new vehicles was higher than expected, and with inventories limited due to the suspension of production in the first half of the year, pricing was healthy and incentives were lower.

The table below shows our third quarter 2020 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2019	2020	H / (L)	2019	2020	H / (L)
Automotive	$1,329	$2,644	$1,315	$4,711	$378	$(4,333)
Mobility	(290)	(281)	9	(842)	(947)	(105)
Ford Credit	736	1,123	387	2,368	1,696	(672)
Corporate Other	18	158	140	(343)	(61)	282
Company Adjusted EBIT (a)	1,793	3,644	1,851	5,894	1,066	(4,828)
Interest on Debt	(276)	(498)	222	(765)	(1,175)	410
Special Items	(1,536)	(390)	(1,146)	(3,333)	2,803	(6,136)
Taxes / Noncontrolling Interests	444	(371)	815	(77)	(1,185)	1,108
Net Income/(Loss)	$425	$2,385	$1,960	$1,719	$1,509	$(210)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our third quarter 2020 Automotive segment EBIT by business unit (in millions).

	Third Quarter			First Nine Months
	2019	2020	H / (L)	2019	2020	H / (L)
North America	$2,012	$3,178	$1,166	$5,912	$2,550	$(3,362)
South America	(165)	(108)	57	(527)	(386)	141
Europe	(144)	(440)	(296)	51	(1,247)	(1,298)
China (including Taiwan)	(281)	(58)	223	(565)	(435)	130
International Markets Group	(93)	72	165	(160)	(104)	56
Automotive Segment	$1,329	$2,644	$1,315	$4,711	$378	$(4,333)

The tables below and on the following pages provide third quarter 2020 key metrics and the change in third quarter 2020 EBIT compared with third quarter 2019 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	6.0%	6.0%	— ppts	6.1%	6.0%	(0.1) ppts
Wholesale Units (000)	1,244	1,178	(66)	4,034	2,949	(1,084)
Revenue ($M)	$33,931	$34,707	$776	$106,928	$82,669	$(24,259)
EBIT ($M)	1,329	2,644	1,315	4,711	378	(4,333)
EBIT Margin (%)	3.9%	7.6%	3.7 ppts	4.4%	0.5%	(3.9) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$1,329
Volume / Mix	(198)
Net Pricing	1,461
Cost	(61)
Exchange	(39)
Other	152
Third Quarter 2020 EBIT	$2,644

In the third quarter of 2020, wholesales were down 5 percent driven by lower industry volume. Third quarter 2020 revenue was up 2 percent, driven by favorable mix and higher net pricing, partially offset by lower volume.

Our third quarter 2020 Automotive segment EBIT was $2.6 billion, up $1.3 billion from a year ago, and our third quarter 2020 Automotive EBIT margin was 7.6 percent. The higher EBIT was driven by higher net pricing and lower structural cost, partially offset by higher material cost related to product updates and lower volume and mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	12.6%	13.6%	1.0 ppts	13.3%	13.8%	0.5 ppts
Wholesale Units (000)	639	651	11	2,085	1,541	(544)
Revenue ($M)	$23,379	$25,333	$1,954	$72,738	$58,084	$(14,654)
EBIT ($M)	2,012	3,178	1,166	5,912	2,550	(3,362)
EBIT Margin (%)	8.6%	12.5%	3.9 ppts	8.1%	4.4%	(3.7) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$2,012
Volume / Mix	362
Net Pricing	931
Cost	(95)
Exchange	(28)
Other	(4)
Third Quarter 2020 EBIT	$3,178

In North America, third quarter 2020 wholesales increased 2 percent from a year ago, reflecting higher production to replenish dealer inventories and meet customer demand. Third quarter 2020 revenue increased 8 percent, driven by favorable mix, higher net pricing on new products, and lower industry incentive spending.

North America’s third quarter 2020 EBIT improved $1.2 billion from a year ago with an EBIT margin of 12.5 percent. The EBIT improvement was primarily driven by higher net pricing, improved product mix, and lower cost as a result of COVID-19, partially offset by increased product cost.

South America

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	7.1%	5.7%	(1.4) ppts	7.4%	6.3%	(1.1) ppts
Wholesale Units (000)	79	48	(30)	222	122	(100)
Revenue ($M)	$1,037	$630	$(407)	$2,938	$1,601	$(1,337)
EBIT ($M)	(165)	(108)	57	(527)	(386)	141
EBIT Margin (%)	(15.9)%	(17.1)%	(1.2) ppts	(17.9)%	(24.1)%	(6.2) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$(165)
Volume / Mix	(43)
Net Pricing	170
Cost	21
Exchange	(105)
Other	14
Third Quarter 2020 EBIT	$(108)

In South America, third quarter 2020 wholesales declined 39 percent from a year ago, driven by COVID-related lower industry volume, coupled with our decision to exit unprofitable fleet sales in Brazil. Third quarter 2020 revenue decreased 39 percent, driven by lower volume and weaker currencies, partially offset by higher net pricing.

South America’s third quarter 2020 EBIT loss improved $57 million from a year ago with an EBIT margin of negative 17.1 percent. The EBIT improvement reflects aggressive pricing to mitigate high inflation and currency weakening as well as cost reduction efforts. This was South America’s fourth consecutive quarter of year-over-year EBIT improvement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	7.3%	7.8%	0.5 ppts	7.3%	7.3%	— ppts
Wholesale Units (000) (a)	298	239	(60)	1,048	681	(368)
Revenue ($M)	$6,340	$5,694	$(646)	$21,117	$15,555	$(5,562)
EBIT ($M)	(144)	(440)	(296)	51	(1,247)	(1,298)
EBIT Margin (%)	(2.3)%	(7.7)%	(5.5) ppts	0.2%	(8.0)%	(8.3) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 6,000 units in Q3 2019 and 26,000 units in Q3 2020). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$(144)
Volume / Mix	(501)
Net Pricing	341
Cost	(200)
Exchange	101
Other	(37)
Third Quarter 2020 EBIT	$(440)

In Europe, third quarter 2020 wholesales declined 20 percent from a year ago, driven by COVID-related lower industry volume and production. Third quarter 2020 revenue decreased 10 percent year over year, driven by lower volume, partially offset by higher net pricing, reflecting yield management actions and product pricing.

Europe’s third quarter 2020 EBIT decreased $296 million year over year with an EBIT margin of negative 7.7 percent. The lower EBIT was mainly driven by lower volume and about $400 million of cost associated with Kuga PHEV (including warranty, CO2 pooling, and other expenses), partially mitigated by higher net pricing and lower structural cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China (Including Taiwan)

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	2.3%	2.4%	0.1 ppts	2.2%	2.4%	0.2 ppts
Wholesale Units (000) (a)	134	164	30	375	415	40
Revenue ($M)	$878	$1,011	$133	$2,652	$2,407	$(245)
EBIT ($M)	(281)	(58)	223	(565)	(435)	130
EBIT Margin (%)	(32.0)%	(5.7)%	26.3 ppts	(21.3)%	(18.1)%	3.2 ppts

China Unconsolidated Affiliates
Wholesales (000)	116	146	30	323	374	51
Ford Equity Income/(Loss) ($M)	$(112)	$55	$167	$(146)	$(26)	$120
__________
(a)Includes Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$(281)
Volume / Mix	7
Net Pricing	(1)
Cost	51
Exchange	(13)
Other (Including Joint Ventures)	179
Third Quarter 2020 EBIT	$(58)

In China, third quarter 2020 wholesales increased 22 percent from a year ago, driven by recent product launches, including localizations.

China’s third quarter 2020 EBIT loss improved $223 million from a year ago with an EBIT margin of negative 5.7 percent. This was our lowest EBIT loss in China since the fourth quarter of 2017. The improved EBIT primarily reflects favorable product mix, including the all-new Corsair, Aviator, Escape, and Explorer, and cost improvement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Markets Group

	Third Quarter			First Nine Months
Key Metrics	2019	2020	H / (L)	2019	2020	H / (L)
Market Share (%)	1.8%	1.7%	(0.1) ppts	2.0%	1.7%	(0.3) ppts
Wholesale Units (000) (a)	93	76	(17)	303	191	(112)
Revenue ($M)	$2,297	$2,039	$(258)	$7,483	$5,022	$(2,461)
EBIT ($M)	(93)	72	165	(160)	(104)	56
EBIT Margin (%)	(4.0)%	3.5%	7.6 ppts	(2.1)%	(2.1)%	0.1 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 4,000 units in Q3 2019 and 4,000 units in Q3 2020). Revenue after Q2 2019 does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2019 EBIT	$(93)
Volume / Mix	(23)
Net Pricing	20
Cost	162
Exchange	6
Other	—
Third Quarter 2020 EBIT	$72

In our International Markets Group, third quarter 2020 wholesales declined 18 percent from a year ago, primarily reflecting COVID-related lower industry volume. Third quarter 2020 revenue decreased 11 percent, driven by lower industry volume, partially offset by favorable share performance and Ranger mix.

Our International Market Group’s third quarter 2020 EBIT was $165 million higher than a year ago with an EBIT margin of 3.5 percent. The higher EBIT was driven by lower cost, higher net pricing, and favorable mix, partially offset by lower industry volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Automotive Causal Factors

In general, we measure year-over-year change in Automotive segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-period volume and mix and exchange:

•Market Factors (exclude the impact of unconsolidated affiliate wholesale units):
◦Volume and Mix – primarily measures EBIT variance from changes in wholesale unit volumes (at prior-year average contribution margin per unit) driven by changes in industry volume, market share, and dealer stocks, as well as the EBIT variance resulting from changes in product mix, including mix among vehicle lines and mix of trim levels and options within a vehicle line
◦Net Pricing – primarily measures EBIT variance driven by changes in wholesale unit prices to dealers and marketing incentive programs such as rebate programs, low-rate financing offers, special lease offers, and stock adjustments on dealer inventory

•Cost:
◦Contribution Costs – primarily measures EBIT variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty costs
◦Structural Costs – primarily measures EBIT variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:
▪Manufacturing, Including Volume-Related – consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense. These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules
▪Engineering – consists primarily of costs for engineering personnel, prototype materials, testing, and outside engineering services
▪Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases
▪Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows
▪Administrative and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities and selling functions, as well as associated information technology costs
▪Pension and OPEB – consists primarily of past service pension costs and other postretirement employee benefit costs

•Exchange – primarily measures EBIT variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

•Other – includes a variety of items, such as parts and services earnings, royalties, government incentives, and compensation-related changes

In addition, definitions and calculations used in this report include:

•Wholesales and Revenue – wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, and local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue

•Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

•SAAR – seasonally adjusted annual rate

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

In our Mobility segment, our third quarter 2020 EBIT loss was $281 million, a $9 million improvement from a year ago.

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

The tables below provide third quarter and year-to-date 2020 key metrics and the change in third quarter 2020 EBT compared with third quarter 2019 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
GAAP Financial Measures	2019	2020	H / (L)	2019	2020	H / (L)
Net Receivables ($B)	$140	$131	(6)%	$140	$131	(6)%
Loss-to-Receivables (bps) (a)	51	30	(21)	48	35	(13)
Auction Values (b)	$20,130	$21,045	5%	$19,525	$19,890	2%
EBT ($M)	$736	$1,123	$387	$2,368	$1,696	$(672)
ROE (%)	15%	24%	9 ppts	16%	12%	(4) ppts

Other Balance Sheet Metrics
Debt ($B)				$139	$133	(4)%
Net Liquidity ($B)				35	31	(11)%
Financial Statement Leverage (to 1)				9.8	9.3	(0.5)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2020 mix and YTD amounts at 2020 YTD mix.

	First Nine Months
Non-GAAP Financial Measures	2019	2020	H / (L)
Managed Receivables ($B) (a)	$149	$141	(5)%
Managed Leverage (to 1) (b)	8.8	8.2	(0.6)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)See Liquidity and Capital Resources - Ford Credit Segment section for reconciliation to GAAP.

Change in EBT by Causal Factor (in millions)
Third Quarter 2019 EBT	$736
Volume / Mix	(49)
Financing Margin	3
Credit Loss	6
Lease Residual	344
Exchange	(2)
Other	85
Third Quarter 2020 EBT	$1,123

Ford Credit’s loss-to-receivables ratio remained at a low level in the third quarter of 2020, at 0.30 percent, which was 21 basis points lower than a year ago. U.S. auction values in the third quarter of 2020 were 5 percent higher than a year ago. Full year 2020 auction values are now forecasted to be up about 2 percent, consistent with third party estimates.

Ford Credit’s third quarter 2020 EBT of $1,123 million was $387 million higher than a year ago, primarily reflecting favorable auction performance on off-lease vehicles, a higher gain in market valuation adjustments to derivatives, and lower operating costs, partially offset by unfavorable volume resulting from lower receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Ford Credit Causal Factors

In general, we measure year-over-year changes in Ford Credit’s EBT using the causal factors listed below:

•Volume and Mix:
◦Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which Ford Credit purchases retail financing and operating lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding
◦Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of Ford Credit’s average managed receivables by product within each region

•Financing Margin:
◦Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average managed receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average managed receivables for the same period
◦Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management

•Credit Loss:
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates” section

•Lease Residual:
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Accumulated depreciation reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2019 Form 10-K Report

•Exchange:
◦Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars

•Other:
◦Primarily includes operating expenses, other revenue, insurance expenses, and other income at prior period exchange rates
◦Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts
◦In general, other income changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•Earnings Before Taxes (EBT) – Reflects Ford Credit’s income before income taxes

•Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund)

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation To Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2020, Corporate Other had a $158 million profit, compared with an $18 million profit a year ago. The improvement is primarily explained by mark-to-market gains on our investments, partially offset by lower interest income and the nonrecurrence of Pivotal Software mark-to-market gains in the third quarter of 2019.

Interest on Debt

Interest on Debt consists of interest expense on Automotive and Other debt. Third quarter 2020 interest expense on Automotive and Other debt was $498 million, which is $222 million higher than a year ago, more than explained by higher U.S. debt interest expense.

Taxes

In the third quarter and first nine months of 2020, we recognized tax provisions of $366 million and $1.2 billion, respectively. This resulted in effective tax rates of 13.3% and 43.8%, respectively. Our effective tax rate for the first nine months includes tax expense of $1 billion for valuation allowances against certain tax credits recorded as deferred tax assets.

Our third quarter and first nine months of 2020 adjusted effective tax rates, which exclude special items, were 16.7% and 371%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

COVID-19 has created significant volatility in the global economy, led to reduced economic activity, and adversely affected our operations in the first half of 2020. Moreover, our suspension of production earlier this year put pressure on our Automotive liquidity. By May 2020, we restarted manufacturing operations in a phased manner at locations around the world, and in significant regions, we have returned to pre-COVID-19 production levels. Throughout, we demonstrated discipline in the management of our balance sheet and continued to maintain strong liquidity to ensure financial flexibility in these uncertain times. As discussed in more detail below, we ended the third quarter of 2020 with $45.5 billion of liquidity, including $29.5 billion of cash.

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

Company excluding Ford Credit

	December 31, 2019	September 30, 2020
Balance Sheets ($B)
Company Cash	$22.3	$29.5
Liquidity	35.4	45.5
Debt	(15.3)	(24.2)
Cash Net of Debt	7.0	5.3

Pension Funded Status ($B) (a)
Funded Plans	$(0.4)	$0.8
Unfunded Plans	(6.4)	(6.6)
Total Global Pension	$(6.8)	$(5.8)

Total Funded Status OPEB	$(6.1)	$(6.0)
__________
(a)Balances at September 30, 2020 reflect net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Liquidity. At September 30, 2020, we had Company cash of $29.5 billion, an increase of $7.2 billion compared with December 31, 2019, primarily due to our unsecured debt issuance in the second quarter of 2020. At September 30, 2020, about 91% of Company cash was held by consolidated entities domiciled in the United States. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

At September 30, 2020, we had Company liquidity of $45.5 billion, an increase of $10.1 billion from December 31, 2019, primarily explained by our higher cash balance and our improved cash flow as discussed below under “Changes in Company Cash.”

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

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms of generally about 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate when wholesale volumes decrease. Our resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in an improvement of our cash flow as described below. Even in normal economic conditions, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

A financial institution offers a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institution on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institution. Moreover, we do not provide any guarantees in connection with the SCF program. As of September 30, 2020, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institution was $153 million. The amount settled through the SCF program during the third quarter of 2020 was $251 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.1	$2.5	$3.5	$(0.6)

Capital spending	$(1.8)	$(1.2)	$(5.3)	$(4.2)
Depreciation and tooling amortization	1.4	1.3	4.1	4.0
Net spending	$(0.4)	$0.1	$(1.2)	$(0.2)

Receivables	$(0.2)	$(0.2)	$(0.2)	$0.3
Inventory	(0.6)	(0.1)	(1.8)	—
Trade Payables	(0.6)	4.3	1.0	1.6
Changes in working capital	$(1.4)	$3.9	$(1.0)	$1.9

Ford Credit distributions	$1.1	$0.6	$2.4	$1.1
All other and timing differences	(0.1)	(0.8)	(1.4)	(3.4)
Company adjusted free cash flow (a)	$0.2	$6.3	$2.3	$(1.2)

Global Redesign (including separations)	$(0.3)	$(0.1)	$(0.7)	$(0.4)
Changes in debt	0.4	(15.8)	0.7	8.8
Funded pension contributions	(0.2)	(0.1)	(0.6)	(0.4)
Shareholder distributions	(0.8)	—	(2.0)	(0.6)
All other (including acquisitions and divestitures)	(0.1)	—	(0.4)	1.0
Change in cash	$(0.9)	$(9.7)	$(0.8)	$7.2
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our third quarter 2020 Net cash provided by/(used in) operating activities was up $6.4 billion year over year. This improvement is more than explained by the Company excluding Ford Credit operating cash flow, which is up $6.7 billion year over year. Our Company adjusted free cash flow was positive $6.3 billion, which was $6.1 billion higher than a year ago, driven by rebuilding the payables depleted in the first half of 2020 due to the COVID-related suspension of production, which was worth about $4 billion, and higher adjusted EBIT in the third quarter of 2020.

Capital spending was $1.2 billion in the third quarter of 2020, $0.6 billion lower than a year ago. We expect full year 2020 capital spending to be between $5.9 billion and $6.4 billion, down from our prior expectation of $6.1 billion to $6.6 billion, and down between $1.2 billion and $1.7 billion from the $7.6 billion of capital spending in 2019.

Third quarter 2020 working capital was $3.9 billion positive, more than explained by the rebuilding of payables, which were depleted in the first half 2020 due to the COVID-related suspension of production. Higher receivables and inventory balances provided a partial offset.

Third quarter 2020 all other and timing differences were $0.8 billion negative, reflecting assorted timing differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers), interest payments on Automotive and Other debt, and cash taxes.

In the third quarter and first nine months of 2020, we contributed $147 million and $429 million, respectively, to our worldwide funded pension plans. We continue to expect to contribute between $500 million and $700 million to our funded plans (most of which are mandatory contributions).

There were no shareholder distributions in the third quarter of 2020.

Available Credit Lines. Total Company committed credit lines excluding Ford Credit at September 30, 2020 were $18.5 billion, consisting of $13.5 billion of our corporate credit facility, $2 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.5 billion of local credit facilities. In the first quarter of 2020, we submitted borrowing notices to our lenders for the full amounts of both our corporate credit facility and our supplemental revolving credit facility. On July 27, 2020, we repaid $5.7 billion of our corporate credit facility and the full $2 billion under our supplemental revolving credit facility, and on September 24, 2020, we repaid the remaining $7.7 billion outstanding under our corporate credit facility. At September 30, 2020, the utilized portion of the corporate credit facility was $27 million, representing amounts utilized for letters of credit, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $900 million of committed Company credit lines excluding Ford Credit was utilized under local credit facilities for our affiliates as of September 30, 2020.

Our corporate and supplemental revolving credit facilities were amended in the third quarter of 2020 to extend the maturity dates by one year for a portion of the commitments under each facility. Following the corporate credit facility amendment, $0.4 billion of commitments mature on April 30, 2022, $3 billion of commitments mature on July 27, 2023, and $10.1 billion of commitments mature on April 30, 2024. Following the supplemental revolving credit facility amendment, $0.2 billion of commitments mature on April 30, 2022 and $1.8 billion of commitments mature on July 27, 2023.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and / or availability under the facility. Further, the terms of the corporate and supplemental revolving credit facilities prohibit share repurchases (with limited exceptions) while any portion of either facility is outstanding and the payment of dividends on our common or Class B stock while more than 50% of the aggregate amount of commitments under the two facilities is utilized. The terms and conditions of the delayed draw term loan (other than the restrictions on share repurchases and dividends) and the supplemental revolving credit facility are consistent with our corporate credit facility.

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

In the second quarter of 2020, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into, and drew in full, a £625 million term loan credit facility with a syndicate of banks to support Ford of Britain’s general export activities.  Accordingly, U.K. Export Finance (“UKEF”) provided a £500 million guarantee of the credit facility under its new Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facility to the lenders.  As of September 30, 2020, the full £625 million remained outstanding. This five-year, non-amortizing loan matures on June 30, 2025.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at September 30, 2020, Company debt excluding Ford Credit was $24.2 billion, including Automotive debt of $23.7 billion. These September 30, 2020 balances were $8.9 billion and $9.1 billion, respectively, higher than at December 31, 2019, primarily reflecting our $8 billion unsecured debt issuance in April 2020, and $15.8 billion lower than at June 30, 2020, primarily reflecting the full repayment of our corporate and supplemental revolving credit facilities in the third quarter of 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit ended the third quarter of 2020 with $31.3 billion of liquidity. During the quarter, Ford Credit completed $7 billion of public term funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of Ford Credit’s balance sheet and reduce Ford Credit’s funding requirements in 2020. Ford Credit expects to modestly increase ABS mix and prudently issue unsecured debt going forward.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity; continue to renew and expand committed ABS capacity
•Prudently access public markets
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target managed leverage of 8:1 to 9:1
•Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it continues to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s managed receivables (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Term Debt (incl. Bank Borrowings)	$74	$73	$73
Term Asset-Backed Securities	55	57	53
Commercial Paper	4	4	1
Ford Interest Advantage / Deposits	7	7	6
Other	9	9	9
Equity	14	14	14
Adjustments for Cash	(14)	(12)	(15)
Total Managed Receivables (a)	$149	$152	$141

Securitized Funding as Percent of Managed Receivables	37%	38%	38%
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $141 billion at September 30, 2020, and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38% at the end of the third quarter of 2020. Ford Credit expects the ABS mix to increase modestly going forward. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2018 and 2019, planned issuances for full year 2020, and its global public term funding issuances through October 27, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through October 27
Unsecured	$13	$17	$ 8 - 11	$8
Securitizations (a)	14	14	12 - 13	11
Total public	$27	$31	$ 21 - 24	$20
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.
Note: Numbers may not sum due to rounding.

For 2020, Ford Credit now projects full year public term funding in the range of $21 billion to $24 billion. Through October 27, 2020, Ford Credit has completed $20 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Liquidity Sources (a)
Cash	$14.3	$11.7	$14.6
Committed asset-backed facilities	35.2	36.6	37.4
Other unsecured credit facilities	2.6	3.0	2.4
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$55.1	$54.3	$54.4

Utilization of Liquidity (a)
Securitization cash	$(2.9)	$(3.5)	$(3.3)
Committed asset-backed facilities	(14.4)	(17.3)	(17.4)
Other unsecured credit facilities	(0.5)	(0.8)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(17.8)	$(21.6)	$(21.2)

Gross liquidity	$37.3	$32.7	$33.2
Adjustments (b)	(1.9)	0.4	(1.9)
Net liquidity available for use	$35.4	$33.1	$31.3
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.
(b)Includes asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions.

At September 30, 2020, Ford Credit’s net liquidity available for use was $31.3 billion, $1.8 billion lower than year-end 2019. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At September 30, 2020, Ford Credit’s liquidity sources including cash totaled $54.4 billion, up $0.1 billion from year-end 2019.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	October - December 2020	2021	2022	2023 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$49	$84	$112	$153
Total debt (b)	21	67	90	132
Memo: Unsecured Long-Term Debt Maturities	4	17	14	34
__________
(a)Includes gross finance receivables less the allowance for credit losses (including certain finance receivables that are reclassified in consolidation to Trade and other receivables), investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.
(b)Excludes unamortized debt (discount) / premium, unamortized issuance costs, and fair value adjustments.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for Ford Credit’s retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2020, Ford Credit had $153 billion of assets, $77 billion of which were unencumbered.

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

Despite Ford Credit’s diverse sources of funding and liquidity, its ability to maintain liquidity may be affected by, among others, the following factors (not necessarily listed in order of importance or probability of occurrence):

•Prolonged disruption of the debt and securitization markets;
•Global capital market volatility;
•Market capacity for Ford- and Ford Credit-sponsored investments;
•General demand for the type of securities Ford Credit offers;
•Ford Credit’s ability to continue funding through asset-backed financing structures;
•Performance of the underlying assets within Ford Credit’s asset-backed financing structures;
•Inability to obtain hedging instruments;
•Accounting and regulatory changes (including LIBOR); and
•Ford Credit’s ability to maintain credit facilities and committed asset-backed facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Leverage Calculation
Debt	$139.3	$140.0	$133.1
Adjustments for cash	(14.3)	(11.7)	(14.6)
Adjustments for derivative accounting (a)	(0.8)	(0.5)	(1.6)
Total adjusted debt	$124.2	$127.8	$116.9

Equity (b)	$14.2	$14.3	$14.3
Adjustments for derivative accounting (a)	—	—	0.1
Total adjusted equity	$14.2	$14.3	$14.4

Financial statement leverage (to 1) (GAAP)	9.8	9.8	9.3
Managed leverage (to 1) (Non-GAAP)	8.8	8.9	8.2
__________
(a)Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
(b)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At September 30, 2020, Ford Credit’s financial statement leverage was 9.3:1, and its managed leverage was 8.2:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of September 30, 2020, our total Company pension underfunded status reported on our consolidated balance sheets was $5.8 billion and reflects the net underfunded status at December 31, 2019, updated for service and interest cost, expected return on assets, curtailment and settlement gains, and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2019.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2019	September 30, 2020
Adjusted Net Operating Profit After Cash Tax
Net income/(loss) attributable to Ford	$1.6	$(0.2)
Add: Noncontrolling interest	—	—
Less: Income tax	(0.1)	(0.4)
Add: Cash tax	(0.7)	(0.3)
Less: Interest on debt	(1.1)	(1.4)
Less: Total pension/OPEB income/(cost)	(1.2)	(1.8)
Add: Pension/OPEB service costs	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$2.3	$2.0
Less: Special items (excl. pension/OPEB) pre-tax	(3.3)	2.3
Adjusted net operating profit after cash tax	$5.6	$(0.3)

Invested Capital
Equity	$35.4	$33.2
Redeemable noncontrolling interest	—	—
Debt (excl. Ford Credit)	14.8	24.2
Net pension and OPEB liability	10.9	11.9
Invested capital (end of period)	$61.1	$69.2
Average invested capital	$62.1	$69.4

ROIC (a)	3.6%	2.9%
Adjusted ROIC (Non-GAAP) (b)	9.0%	(0.4)%
__________
(a)Calculated as the sum of net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.
(b)Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020:

•On August 11, 2020, S&P affirmed the credit ratings for Ford and Ford Credit at BB+, removed the ratings from CreditWatch with negative implications, and revised the outlook to negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Negative	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	BB+	Negative	BB+	B	Negative	BBB-
Moody’s	N/A	Ba2	Negative	Ba2	NP	Negative	Baa3
S&P	BB+	BB+	Negative	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2020 Company guidance in our earnings release furnished on Form 8-K dated October 28, 2020. The guidance is based on our expectations as of October 28, 2020 and assumes no material change to the current economic environment, continued steady improvement in the stability of the global automotive supply base, and no further significant COVID-19-related disruptions to production or distribution since the third quarter of 2020. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2019 Form 10-K Report and as updated by our subsequent filings with the SEC, including the updates in Item 1A of this 10-Q Report.

2020 Guidance
Total Company
Adjusted EBIT (a)
Q4	$(0.5) - $0.0 billion
Full Year	$0.6 - $1.1 billion
Capital spending	$5.9 - $6.4 billion
Pension contributions	$0.5 - $0.7 billion
Global Redesign EBIT charges	$0.7 - $1.2 billion
Global Redesign cash effects	$0.7 - $1.2 billion

Ford Credit
Auction values	Up about 2% (b)
Total public funding issuances	$21 - $24 billion
(a)When we provide guidance for Adjusted EBIT we do not provide guidance for net income/(loss), the most comparable GAAP measure, because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” it includes items that are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.
(b)On average compared with full year 2019 at constant mix.

For fourth quarter 2020, we expect Company adjusted EBIT to be between a loss of $0.5 billion and breakeven. The key drivers behind the lower expected quarter-over-quarter Company adjusted EBIT are described below.

First, we expect a reduction in wholesales of about 100,000 units associated with the F-150 changeover. The approximate 100,000 unit impact in the fourth quarter of 2020 is expected to outweigh the effect of our UAW ratification bonus in the fourth quarter of 2019, which was about $600 million.

Second, we expect higher structural and other costs due to manufacturing launch activities for the Mustang Mach-E and Bronco Sport, advertising launch activities for new products, including the all-new Bronco brand, and higher material and other costs.

Third, we expect Ford Credit’s EBT to be lower, driven by strong but lower auction values and lower disposals at auction, but higher than a year ago.

For full year 2020, we expect Company adjusted EBIT to be in the range of $0.6 billion to $1.1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19;
•Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;
•Operational systems, security systems, and vehicles could be affected by cyber incidents;
•Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;
•Ford’s new and existing products and mobility services are subject to market acceptance;
•Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
•With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit;
•Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;
•Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results;
•Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;
•Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;
•Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;
•Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;
•Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;
•Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;
•Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations that may change in the future;
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumer expectations for the safeguarding of personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

•Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income Attributable to Ford) – Earnings before interest and taxes (EBIT) excludes interest on debt (excl. Ford Credit Debt), taxes and pre-tax special items. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting. Pre-tax special items consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel expenses, dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities.  When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•Company Adjusted EBIT Margin (Most Comparable GAAP Measure: Company Net Income Margin) – Company Adjusted EBIT margin is Company adjusted EBIT divided by Company revenue. This non-GAAP measure is useful to management and investors because it allows users to evaluate our operating results aligned with industry reporting.

•Adjusted Earnings Per Share (Most Comparable GAAP Measure: Earnings Per Share) – Measure of Company’s diluted net earnings per share adjusted for impact of pre-tax special items (described above), tax special items and restructuring impacts in noncontrolling interests. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of the underlying run rate of our business. When we provide guidance for adjusted earnings per share, we do not provide guidance on an earnings per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•Adjusted Effective Tax Rate (Most Comparable GAAP Measure: Effective Tax Rate) – Measure of Company’s tax rate excluding pre-tax special items (described above) and tax special items. The measure provides an ongoing effective rate which investors find useful for historical comparisons and for forecasting. When we provide guidance for adjusted effective tax rate, we do not provide guidance on an effective tax rate basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

•Company Adjusted Free Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By / (Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Automotive and Mobility capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, global redesign (including separations), and other items that are considered operating cash flows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted free cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•Adjusted ROIC – Calculated as the sum of adjusted net operating profit after cash tax from the last four quarters, divided by the average invested capital over the last four quarters. Adjusted Return on Invested Capital (“Adjusted ROIC”) provides management and investors with useful information to evaluate the Company’s after-cash tax operating return on its invested capital for the period presented. Adjusted net operating profit after cash tax measures operating results less special items, interest on debt (excl. Ford Credit Debt), and certain pension/OPEB costs. Average invested capital is the sum of average balance sheet equity, debt (excl. Ford Credit Debt), and net pension/OPEB liability.

•Ford Credit Managed Receivables (Most Comparable GAAP Measure: Net Finance Receivables plus Net Investment in Operating Leases) – Measure of Ford Credit’s total net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The measure is useful to management and investors as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue.

•Ford Credit Managed Leverage (Most Comparable GAAP Measure: Financial Statement Leverage) – Ford Credit’s debt-to-equity ratio adjusted (i) to exclude cash, cash equivalents, and marketable securities (other than amounts related to insurance activities), and (ii) for derivative accounting. The measure is useful to investors because it reflects the way Ford Credit manages its business. Cash, cash equivalents, and marketable securities are deducted because they generally correspond to excess debt beyond the amount required to support operations and on-balance sheet securitization transactions. Derivative accounting adjustments are made to asset, debt, and equity positions to reflect the impact of interest rate instruments used with Ford Credit’s term-debt issuances and securitization transactions. Ford Credit generally repays its debt obligations as they mature, so the interim effects of changes in market interest rates are excluded in the calculation of managed leverage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations. The GAAP reconciliation for Ford Credit Managed Leverage can be found in the Ford Credit Segment section of “Liquidity and Capital Resources.”

Net Income Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Net income/(loss) attributable to Ford (GAAP)	$425	$2,385	$1,719	$1,509
Income/(Loss) attributable to noncontrolling interests	(2)	5	37	6
Net income/(loss)	$423	$2,390	$1,756	$1,515
Less: (Provision for)/Benefit from income taxes	442	(366)	(40)	(1,179)
Income/(Loss) before income taxes	$(19)	$2,756	$1,796	$2,694
Less: Special items pre-tax	(1,536)	(390)	(3,333)	2,803
Income/(Loss) before special items pre-tax	$1,517	$3,146	$5,129	$(109)
Less: Interest on debt	(276)	(498)	(765)	(1,175)
Adjusted EBIT (Non-GAAP)	$1,793	$3,644	$5,894	$1,066

Memo:
Revenue ($B)	$37.0	$37.5	$116.2	$91.2
Net income/(loss) margin (%)	1.1%	6.4%	1.5%	1.7%
Adjusted EBIT margin (%)	4.8%	9.7%	5.1%	1.2%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$425	$2,385	$1,719	$1,509
Less: Impact of pre-tax and tax special items	(931)	(231)	(2,505)	1,220
Less: Noncontrolling interests impact of Russia restructuring	—	—	(35)	—
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,356	$2,616	$4,259	$289

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,970	3,976	3,976	3,971
Net dilutive options, unvested restricted stock units and restricted stock	37	29	30	26
Diluted shares	4,007	4,005	4,006	3,997

Earnings per share – diluted (GAAP)	$0.11	$0.60	$0.43	$0.38
Less: Net impact of adjustments	(0.23)	(0.05)	(0.63)	0.31
Adjusted earnings per share – diluted (Non-GAAP)	$0.34	$0.65	$1.06	$0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2019	2020	2019	2020	Memo: FY 2019
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(19)	$2,756	$1,796	$2,694	$(640)
Less: Impact of special items	(1,536)	(390)	(3,333)	2,803	(5,999)
Adjusted earnings before taxes (Non-GAAP)	$1,517	$3,146	$5,129	$(109)	$5,359

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$442	$(366)	$(40)	$(1,179)	$724
Less: Impact of special items (a)	605	159	828	(1,583)	1,323
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$(163)	$(525)	$(868)	$404	$(599)

Tax Rate (%)
Effective tax rate (GAAP)	2,326%	13.3%	2.2%	43.8%	113.1%
Adjusted effective tax rate (Non-GAAP)	10.7%	16.7%	16.9%	370.6%	11.2%
__________
(a)Includes $(1,028) million year to date for the establishment of a valuation allowance on U.S. tax credits.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Net cash provided by / (used in) operating activities (GAAP)	$4,732	$11,088	$14,739	$19,730

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$4,523	$4,161	$10,908	$17,707
Funded pension contributions	(211)	(147)	(611)	(429)
Global Redesign (including separations)	(334)	(105)	(692)	(376)
Ford Credit tax payments / (refunds) under tax sharing agreement	—	300	98	1,344
Other, net	(124)	(431)	(69)	(624)

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,787)	$(1,247)	$(5,318)	$(4,182)
Ford Credit distributions	1,100	575	2,425	1,125
Settlement of derivatives	16	(336)	76	(300)
Company adjusted free cash flow (Non-GAAP)	$207	$6,302	$2,288	$(1,249)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	September 30, 2019	December 31, 2019	September 30, 2020
Ford Credit finance receivables, net (GAAP) (a)	$104.7	$107.4	$97.5
Net investment in operating leases (GAAP) (a)	27.5	27.6	26.6
Consolidating adjustments (b)	8.1	7.0	7.4
Total net receivables	$140.3	$142.0	$131.5

Held-for-sale receivables (GAAP)	$—	$1.5	$—
Ford Credit unearned interest supplements and residual support	6.8	6.7	6.7
Allowance for credit losses	0.5	0.5	1.3
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$148.7	$151.7	$140.6
__________
(a)Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.
(b)Primarily includes Automotive segment receivables purchased by Ford Credit which are classified to Trade and other receivables on our consolidated balance sheets. Also includes eliminations of intersegment transactions.

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2020
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$228	$1,287	$—	$1,515
Depreciation and tooling amortization	4,065	2,605	—	6,670
Other amortization	58	(996)	—	(938)
Held-for-sale impairment charges	21	—	—	21
Provision for credit and insurance losses	19	847	—	866
Pension and OPEB expense/(income)	(454)	—	—	(454)
Equity investment dividends received in excess of (earnings)/losses	144	(12)	—	132
Foreign currency adjustments	(153)	(63)	—	(216)
Net (gain)/loss on changes in investments in affiliates	(3,479)	(4)	—	(3,483)
Stock compensation	165	5	—	170
Provision for deferred income taxes	744	234	—	978
Decrease/(Increase) in finance receivables (wholesale and other)	—	11,006	—	11,006
Decrease/(Increase) in intersegment receivables/payables	396	(396)	—	—
Decrease/(Increase) in accounts receivable and other assets	82	(8)	—	74
Decrease/(Increase) in inventory	(202)	—	—	(202)
Increase/(Decrease) in accounts payable and accrued and other liabilities	4,056	(198)	—	3,858
Other	(308)	41	—	(267)
Interest supplements and residual value support to Ford Credit	(3,359)	3,359	—	—
Net cash provided by/(used in) operating activities	$2,023	$17,707	$—	$19,730

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(4,182)	$(29)	$—	$(4,211)
Acquisitions of finance receivables and operating leases	—	(43,473)	—	(43,473)
Collections of finance receivables and operating leases	—	36,536	—	36,536
Proceeds from sale of business	—	1,340		1,340
Purchases of marketable and other investments	(20,444)	(6,957)	—	(27,401)
Sales and maturities of marketable securities and other investments	18,373	6,029	—	24,402
Settlements of derivatives	(300)	(107)	—	(407)
Other	344	—	—	344
Investing activity (to)/from other segments	1,125	110	(1,235)	—
Net cash provided by/(used in) investing activities	$(5,084)	$(6,551)	$(1,235)	$(12,870)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(596)	$—	$—	$(596)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	516	(3,331)	—	(2,815)
Proceeds from issuance of long-term debt	24,157	30,168	—	54,325
Principal payments on long-term debt	(15,834)	(34,807)	—	(50,641)
Other	(163)	(79)	—	(242)
Financing activity to/(from) other segments	(110)	(1,125)	1,235	—
Net cash provided by/(used in) financing activities	$7,970	$(9,174)	$1,235	$31

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(162)	$2	$—	$(160)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2020
	Third Quarter
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$34,707	$20	$—	$34,727	$2,774	$37,501
Total costs and expenses	32,839	277	373	33,489	1,661	35,150
Operating income/(loss)	1,868	(257)	(373)	1,238	1,113	2,351
Interest expense on Automotive debt	—	—	487	487	—	487
Interest expense on Other debt	—	—	11	11	—	11
Other income/(loss), net	661	34	144	839	6	845
Equity in net income/(loss) of affiliated companies	115	(58)	(3)	54	4	58
Income/(Loss) before income taxes	2,644	(281)	(730)	1,633	1,123	2,756
Provision for/(Benefit from) income taxes	412	(69)	(241)	102	264	366
Net income/(loss)	2,232	(212)	(489)	1,531	859	2,390
Less: Income/(Loss) attributable to noncontrolling interests	5	—	—	5	—	5
Net income/(loss) attributable to Ford Motor Company	$2,227	$(212)	$(489)	$1,526	$859	$2,385

	For the period ended September 30, 2020
	First Nine Months
	Company excluding Ford Credit
	Automotive	Mobility	Other (a)	Subtotal	Ford Credit	Consolidated
Revenues	$82,669	$43	$—	$82,712	$8,480	$91,192
Total costs and expenses	84,248	1,019	1,073	86,340	6,818	93,158
Operating income/(loss)	(1,579)	(976)	(1,073)	(3,628)	1,662	(1,966)
Interest expense on Automotive debt	—	—	1,140	1,140	—	1,140
Interest expense on Other debt	—	—	35	35	—	35
Other income/(loss), net	1,898	99	3,824	5,821	22	5,843
Equity in net income/(loss) of affiliated companies	59	(70)	(9)	(20)	12	(8)
Income/(Loss) before income taxes	378	(947)	1,567	998	1,696	2,694
Provision for/(Benefit from) income taxes	(289)	(228)	1,287	770	409	1,179
Net income/(loss)	667	(719)	280	228	1,287	1,515
Less: Income/(Loss) attributable to noncontrolling interests	6	—	—	6	—	6
Net income/(loss) attributable to Ford Motor Company	$661	$(719)	$280	$222	$1,287	$1,509
__________
(a)Other includes Corporate Other, Interest on Debt, and Special Items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2020
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$13,185	$11,078	$—	$24,263
Marketable securities	16,320	4,248	—	20,568
Ford Credit finance receivables, net	—	41,847	—	41,847
Trade and other receivables, net	3,338	6,776	—	10,114
Inventories	10,583	—	—	10,583
Assets held for sale	638	38	—	676
Other assets	2,045	1,669	—	3,714
Receivable from other segments	180	2,485	(2,665)	—
Total current assets	46,289	68,141	(2,665)	111,765

Ford Credit finance receivables, net	—	55,659	—	55,659
Net investment in operating leases	1,288	26,607	—	27,895
Net property	35,905	213	—	36,118
Equity in net assets of affiliated companies	4,619	122	—	4,741
Deferred income taxes	13,091	151	(2,335)	10,907
Other assets	9,979	2,879	—	12,858
Receivable from other segments	8	27	(35)	—
Total assets	$111,179	$153,799	$(5,035)	$259,943

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$20,412	$1,054	$—	$21,466
Other liabilities and deferred revenue	18,812	1,481	—	20,293
Automotive debt payable within one year	1,368	—	—	1,368
Ford Credit debt payable within one year	—	49,447	—	49,447
Other debt payable within one year	180	—	—	180
Liabilities held for sale	405	—	—	405
Payable to other segments	2,665	—	(2,665)	—
Total current liabilities	43,842	51,982	(2,665)	93,159

Other liabilities and deferred revenue	25,650	1,176	—	26,826
Automotive long-term debt	22,363	—	—	22,363
Ford Credit long-term debt	—	83,626	—	83,626
Other long-term debt	291	—	—	291
Deferred income taxes	121	2,731	(2,335)	517
Payable to other segments	35	—	(35)	—
Total liabilities	$92,302	$139,515	$(5,035)	$226,782

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At September 30, 2020, total equity attributable to Ford was $33.1 billion, a decrease of $60 million compared with December 31, 2019. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income	$1.5
Common stock issued	0.1
Shareholder distributions	(0.6)
Adoption of accounting standards	(0.2)
Other comprehensive income	(0.9)
Total	$(0.1)

U.S. Sales by Type. The following table shows third quarter 2020 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	311,751	310,149
SUVs	191,803	213,707
Cars	48,242	46,374
Total Vehicles	551,796	570,230

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

ASU		Effective Date (a)
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
2020-06	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	January 1, 2022
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2022
__________
(a)Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2020, was an asset of $244 million, compared with a liability of $596 million as of December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.3 billion at both September 30, 2020 and December 31, 2019.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2020, was an asset of $3 million, compared with a liability of $24 million at December 31, 2019. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices would have been $114 million at September 30, 2020, compared with $112 million at December 31, 2019.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2020, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $4 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Effective October 1, 2020, James D. Farley, Jr., formerly our Chief Operating Officer, succeeded James P. Hackett as our President and Chief Executive Officer. Mr. Hackett will serve as Advisor to the Company until his retirement on March 31, 2021. Also effective October 1, 2020, John T. Lawler, formerly our CEO of Ford Autonomous Vehicles and Vice President, Mobility Partnerships, succeeded Tim Stone as our Chief Financial Officer. Mr. Stone elected to resign from the Company to pursue a new opportunity.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 23 of our 2019 Form 10-K Report, on page 72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and on page 72 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Brazil related to state and federal tax incentives Ford Brazil receives for its operations in the Brazilian state of Bahia. All assessments have been appealed to the relevant administrative court of each jurisdiction. In the State of Minas Gerais, one case that had been pending at the administrative level was dismissed on April 1, 2020, and on July 13, 2020, the other two cases that were on appeal to the judicial court were dismissed. Our appeals with the State of São Paulo and the federal tax authority remain at the administrative level. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral, which would likely be significant. To date we have not been required to post any collateral.

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

Emissions Certification (as previously reported on page 23 of our 2019 Form 10-K Report). Beginning in 2018 and continuing into 2020, the Company investigated a potential concern involving its U.S. emissions certification process. The matter focused on issues related to road load estimations, including analytical modeling and coastdown testing. The potential concern did not involve the use of defeat devices (see page 8 of our 2019 Form 10-K Report for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice (“DOJ”) opened a criminal investigation into the matter. In addition, we notified a number of other state and federal agencies. We cooperated fully with these government agencies. We received notifications from CARB and DOJ that these agencies have closed their inquiries into the matter referenced above and do not intend to take any further action. Reviews opened by EPA and Environment and Climate Change Canada remain open.

ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas.

Consistent with the actions taken by governmental authorities, in late March 2020, we idled our manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. By May 2020, taking a phased approach and after introducing new safety protocols at our plants, we resumed manufacturing operations around the world.

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

As described in more detail under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the volatility created by COVID-19 adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a surge in cases of COVID-19 or for any other reason could have an adverse impact on Ford Credit’s access to those markets and its cost of funding.

Item 1A. Risk Factors (Continued)
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

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Agreement between Ford Motor Company and James D. Farley, Jr. dated August 3, 2020.	Filed with this Report.
Exhibit 10.2	Annual Incentive Compensation Plan, as amended and restated effective as of September 9, 2020.	Filed with this Report.
Exhibit 10.3	Executive Separation Waiver and Release Agreement between Ford Motor Company and Tim Stone dated September 30, 2020.	Filed with this Report.
Exhibit 10.4	Form of Stock Option Terms and Conditions for Long-Term Incentive Plan.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	October 28, 2020