Form 10-Q
period 2021-03-31
FORD MOTOR CO
filed 2021-04-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

or

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

As of April 23, 2021, Ford had outstanding 3,920,792,383 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 70

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2020	2021
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(1,993)	$3,262
Depreciation and tooling amortization	2,444	2,103
Other amortization	(302)	(361)
Provision for credit and insurance losses	598	(36)
Pension and other post-retirement employee benefits (“OPEB”) expense/(income) (Note 13)	(178)	(318)
Equity investment dividends received in excess of (earnings)/losses	118	68
Foreign currency adjustments	338	350
Net unrealized (gain)/loss on Other Investments (Note 10)	8	(914)
Net (gain)/loss on changes in investments in affiliates (Note 4)	(15)	(166)
Stock compensation	38	41
Provision for deferred income taxes	702	427
Decrease/(Increase) in finance receivables (wholesale and other)	(1,080)	2,699
Decrease/(Increase) in accounts receivable and other assets	39	(588)
Decrease/(Increase) in inventory	(1,177)	(2,176)
Increase/(Decrease) in accounts payable and accrued and other liabilities	194	193
Other	(207)	(92)
Net cash provided by/(used in) operating activities	(473)	4,492

Cash flows from investing activities
Capital spending	(1,780)	(1,368)
Acquisitions of finance receivables and operating leases	(12,184)	(11,695)
Collections of finance receivables and operating leases	12,709	12,482
Proceeds from sale of business (Note 17)	1,340	7
Purchases of marketable securities and other investments	(8,244)	(11,580)
Sales and maturities of marketable securities and other investments	4,998	11,686
Settlements of derivatives	131	31
Other	(84)	(54)
Net cash provided by/(used in) investing activities	(3,114)	(491)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(596)	(3)
Purchases of common stock	—	—
Net changes in short-term debt	(622)	273
Proceeds from issuance of long-term debt	26,691	6,931
Principal payments on long-term debt	(12,948)	(14,892)
Other	(71)	(102)
Net cash provided by/(used in) financing activities	12,454	(7,793)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(448)	(93)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$8,419	$(3,885)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$17,741	$25,935
Net increase/(decrease) in cash, cash equivalents, and restricted cash	8,419	(3,885)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$26,160	$22,050

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2020	2021
	First Quarter
	(unaudited)
Revenues
Automotive	$31,342	$33,554
Ford Credit	2,967	2,663
Mobility	11	11
Total revenues (Note 3)	34,320	36,228

Costs and expenses
Cost of sales	30,522	29,297
Selling, administrative, and other expenses	2,432	2,843
Ford Credit interest, operating, and other expenses	2,924	1,624
Total costs and expenses	35,878	33,764
Operating income/(loss)	(1,558)	2,464
Interest expense on Company debt excluding Ford Credit	227	473
Other income/(loss), net (Note 4 and Note 10)	680	1,872
Equity in net income/(loss) of affiliated companies	(41)	79
Income/(Loss) before income taxes	(1,146)	3,942
Provision for/(Benefit from) income taxes	847	680
Net income/(loss)	(1,993)	3,262
Less: Income/(Loss) attributable to noncontrolling interests	—	—
Net income/(loss) attributable to Ford Motor Company	$(1,993)	$3,262

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$(0.50)	$0.82
Diluted income/(loss)	(0.50)	0.81

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,963	3,980
Diluted shares	3,963	4,016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2020	2021
	First Quarter
	(unaudited)
Net income/(loss)	$(1,993)	$3,262
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(1,453)	289
Marketable securities	14	(65)
Derivative instruments	692	(301)
Pension and other postretirement benefits	14	1
Total other comprehensive income/(loss), net of tax	(733)	(76)
Comprehensive income/(loss)	(2,726)	3,186
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—
Comprehensive income/(loss) attributable to Ford Motor Company	$(2,726)	$3,186

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	March 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,243	$21,826
Marketable securities (Note 7)	24,718	24,281
Ford Credit finance receivables, net of allowance for credit losses of $394 and $374 (Note 8)	42,401	40,664
Trade and other receivables, less allowances of $84 and $56	9,993	10,448
Inventories (Note 9)	10,808	12,742
Assets held for sale (Note 17)	47	335
Other assets	3,534	3,636
Total current assets	116,744	113,932
Ford Credit finance receivables, net of allowance for credit losses of $911 and $849 (Note 8)	55,277	52,570
Net investment in operating leases	27,951	27,811
Net property	37,083	36,361
Equity in net assets of affiliated companies	4,901	4,694
Deferred income taxes	12,423	12,103
Other assets	12,882	13,348
Total assets	$267,261	$260,819

LIABILITIES
Payables	$22,204	$23,492
Other liabilities and deferred revenue (Note 12 and Note 20)	23,645	20,995
Debt payable within one year (Note 14)
Company excluding Ford Credit	1,374	1,061
Ford Credit	49,969	48,410
Liabilities held for sale (Note 17)	—	291
Total current liabilities	97,192	94,249
Other liabilities and deferred revenue (Note 12 and Note 20)	28,379	28,707
Long-term debt (Note 14)
Company excluding Ford Credit	22,633	24,819
Ford Credit	87,708	78,382
Deferred income taxes	538	688
Total liabilities	236,450	226,845

EQUITY
Common Stock, par value $0.01 per share (4,038 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,290	22,240
Retained earnings	18,243	21,502
Accumulated other comprehensive income/(loss) (Note 18)	(8,294)	(8,370)
Treasury stock	(1,590)	(1,585)
Total equity attributable to Ford Motor Company	30,690	33,828
Equity attributable to noncontrolling interests	121	146
Total equity	30,811	33,974
Total liabilities and equity	$267,261	$260,819

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2020	March 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$4,794
Ford Credit finance receivables, net	51,472	48,902
Net investment in operating leases	12,794	10,026
Other assets	—	2
LIABILITIES
Other liabilities and deferred revenue	$56	$30
Debt	46,770	43,387

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698

Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974
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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. Effective January 1, 2021, we adopted the amendments in this ASU to simplify the accounting for income taxes. The amendments clarified that an entity may elect, but is not required, to reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements.

With the adoption of the amendments in ASU 2019-12, Ford Credit’s separately issued financial statements no longer reflect an allocation of our consolidated U.S. current and deferred tax expense to it and certain of its U.S. subsidiaries that are treated as disregarded entities for U.S. tax purposes. Adoption of these amendments reduces complexity in accounting for income taxes and better reflects Ford Credit’s external obligations to tax authorities. Following the adoption, in April 2021, we entered into a Second Amended and Restated Tax Sharing Agreement with Ford Credit. The adoption of ASU 2019-12 and the Second Amended and Restated Tax Sharing Agreement had no impact on our consolidated financial position and results of operations. The amendments were adopted on a retrospective basis and are reflected in Ford Credit’s standalone financial statements and disclosures.

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Effective January 1, 2021, we adopted the new standard, which simplified guidance on the issuer’s accounting for convertible debt instruments and amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. There was no impact on the date of adoption. During the first quarter of 2021, we issued convertible notes (see Note 14).

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs.  ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2020
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$29,841	$—	$29,841
Used vehicles	931	—	931
Services and other revenue (a)	523	41	564
Revenues from sales and services	31,295	41	31,336

Leasing income	58	1,459	1,517
Financing income	—	1,425	1,425
Insurance income	—	42	42
Total revenues	$31,353	$2,967	$34,320

	First Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,135	$—	$32,135
Used vehicles	745	—	745
Services and other revenue (a)	608	16	624
Revenues from sales and services	33,488	16	33,504

Leasing income	77	1,380	1,457
Financing income	—	1,243	1,243
Insurance income	—	24	24
Total revenues	$33,565	$2,663	$36,228
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded a decrease in revenue of $885 million in the first quarter of 2020 and an increase in revenue of $359 million in the first quarter of 2021 related to revenue recognized in prior periods. The change in estimate for the first quarter of 2020 includes additional marketing incentives offered to customers in connection with market conditions affected by the COVID-19 pandemic; conversely, the change in estimate for the first quarter of 2021 reflects lower than expected marketing incentives due to reduced dealer stock levels, which includes the effects of the semiconductor supply shortage.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4.3 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2020 and March 31, 2021, respectively. We expect to recognize approximately $1 billion of the unearned amount in the remainder of 2021, $1.2 billion in 2022, and $2.1 billion thereafter. We recognized $330 million and $342 million of unearned amounts as revenue in the first quarter of 2020 and 2021, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $283 million and $302 million in deferred costs as of December 31, 2020 and March 31, 2021, respectively. We recognized $20 million of amortization during the first quarter of 2020 and 2021.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2020	2021
Net periodic pension and OPEB income/(cost), excluding service cost	$451	$612
Investment-related interest income	162	72
Interest income/(expense) on income taxes	(23)	(3)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	(32)	899
Gains/(Losses) on changes in investments in affiliates	15	166
Royalty income	89	171
Other	18	(45)
Total	$680	$1,872
__________
(a)See Note 10 for additional information relating to our investment in Rivian.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2020	2021
Net income/(loss) attributable to Ford Motor Company	$(1,993)	$3,262

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,963	3,980
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	—	36
Diluted shares	3,963	4,016
__________
(a)In the first quarter of 2020, there were 30 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2020
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,940	$3,255	$6,195
U.S. government agencies	2	850	640	1,490
Non-U.S. government and agencies	2	600	717	1,317
Corporate debt	2	605	970	1,575
Total marketable securities classified as cash equivalents		4,995	5,582	10,577
Cash, time deposits, and money market funds		5,899	8,767	14,666
Total cash and cash equivalents		$10,894	$14,349	$25,243

Marketable securities
U.S. government	1	$4,709	$1,082	$5,791
U.S. government agencies	2	3,259	485	3,744
Non-U.S. government and agencies	2	4,448	2,693	7,141
Corporate debt	2	7,095	308	7,403
Equities (a)	1	113	—	113
Other marketable securities	2	234	292	526
Total marketable securities		$19,858	$4,860	$24,718

Restricted cash		$45	$647	$692

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—
		March 31, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,733	$16	$1,749
U.S. government agencies	2	129	50	179
Non-U.S. government and agencies	2	1,197	1,345	2,542
Corporate debt	2	453	945	1,398
Total marketable securities classified as cash equivalents		3,512	2,356	5,868
Cash, time deposits, and money market funds		7,445	8,513	15,958
Total cash and cash equivalents		$10,957	$10,869	$21,826

Marketable securities
U.S. government	1	$4,955	$537	$5,492
U.S. government agencies	2	3,176	600	3,776
Non-U.S. government and agencies	2	4,462	2,195	6,657
Corporate debt	2	7,388	342	7,730
Equities (a)	1	100	—	100
Other marketable securities	2	252	274	526
Total marketable securities		$20,333	$3,948	$24,281

Restricted cash		$46	$162	$208

Cash, cash equivalents, and restricted cash in held-for-sale assets		$16	$—	$16
__________
(a)Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2020 and March 31, 2021 were a $24 million gain and a $13 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,894	$44	$—	$2,938	$1,649	$1,286	$3
U.S. government agencies	2,588	15	—	2,603	772	1,629	202
Non-U.S. government and agencies	2,926	31	—	2,957	1,330	1,617	10
Corporate debt	7,482	102	(1)	7,583	3,566	3,987	30
Other marketable securities	212	3	—	215	1	147	67
Total	$16,102	$195	$(1)	$16,296	$7,318	$8,666	$312

	March 31, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,590	$33	$—	$3,623	$1,600	$2,023	$—
U.S. government agencies	2,399	7	(11)	2,395	418	1,805	172
Non-U.S. government and agencies	2,517	21	(7)	2,531	1,172	1,336	23
Corporate debt	7,689	68	(6)	7,751	3,895	3,846	10
Other marketable securities	232	2	—	234	1	167	66
Total	$16,427	$131	$(24)	$16,534	$7,086	$9,177	$271

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2020	2021
Company excluding Ford Credit
Sales proceeds	$1,865	$2,880
Gross realized gains	7	13
Gross realized losses	7	2

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$181	$—	$—	$—	$181	$—
U.S. government agencies	83	—	—	—	83	—
Non-U.S. government and agencies	164	—	10	—	174	—
Corporate debt	1,538	(1)	9	—	1,547	(1)
Other marketable securities	23	—	13	—	36	—
Total	$1,989	$(1)	$32	$—	$2,021	$(1)

	March 31, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$641	$—	$—	$—	$641	$—
U.S. government agencies	1,126	(11)	—	—	1,126	(11)
Non-U.S. government and agencies	703	(7)	—	—	703	(7)
Corporate debt	1,199	(6)	9	—	1,208	(6)
Other marketable securities	94	—	8	—	102	—
Total	$3,763	$(24)	$17	$—	$3,780	$(24)

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2021, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	March 31, 2021
Cash and cash equivalents	$25,243	$21,826
Restricted cash (a)	692	208
Cash, cash equivalents, and restricted cash in held-for-sale assets	—	16
Total cash, cash equivalents, and restricted cash	$25,935	$22,050
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2020	March 31, 2021
Consumer
Retail installment contracts, gross	$73,631	$71,981
Finance leases, gross	8,431	8,192
Retail financing, gross	82,062	80,173
Unearned interest supplements	(3,987)	(3,696)
Consumer finance receivables	78,075	76,477
Non-Consumer
Dealer financing	20,908	17,980
Non-Consumer finance receivables	20,908	17,980
Total recorded investment	$98,983	$94,457

Recorded investment in finance receivables	$98,983	$94,457
Allowance for credit losses	(1,305)	(1,223)
Total finance receivables, net	$97,678	$93,234

Current portion	$42,401	$40,664
Non-current portion	55,277	52,570
Total finance receivables, net	$97,678	$93,234

Net finance receivables subject to fair value (a)	$89,651	$85,436
Fair value (b)	91,238	86,808
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2020 and 2021 was $95 million and $90 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2020 and March 31, 2021, accrued interest was $181 million and $164 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2020 and March 31, 2021, were consumer receivables of $43.7 billion and $41.2 billion, respectively, and non-consumer receivables of $16.4 billion and $15.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on Ford Credit’s aging analysis. Consumer receivables credit quality ratings are as follows:

•Pass – current to 60 days past due;
•Special Mention – 61 to 120 days past due and in intensified collection status; and
•Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31 - 60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61 - 120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,518	6,648	13,704	20,822	32,716	77,190	98.9
Total	$845	$2,598	$6,782	$13,918	$21,040	$32,892	$78,075	100.0%

The credit quality analysis of consumer receivables at March 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$57	$64	$106	$117	$117	$5	$466	0.6%
61 - 120 days past due	9	14	25	31	30	1	110	0.1
Greater than 120 days past due	16	7	7	7	3	—	40	0.1
Total past due	82	85	138	155	150	6	616	0.8
Current	2,452	5,450	11,743	18,729	30,560	6,927	75,861	99.2
Total	$2,534	$5,535	$11,881	$18,884	$30,710	$6,933	$76,477	100.0%

Non-Consumer Portfolio. The credit quality of dealer financing receivables is evaluated based on Ford Credit’s internal dealer risk rating analysis. Ford Credit uses a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that are considered most significant in predicting a dealer’s ability to meet its financial obligations. Ford Credit also considers numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors.

Dealers are assigned to one of four groups according to risk ratings as follows:

•Group I – strong to superior financial metrics;
•Group II – fair to favorable financial metrics;
•Group III – marginal to weak financial metrics; and
•Group IV – poor financial metrics, including dealers classified as uncollectible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total	Percent
Group I	$503	$129	$110	$188	$70	$248	$1,248	$13,160	$14,408	68.9%
Group II	38	20	11	35	3	87	194	4,680	4,874	23.3
Group III	9	—	3	19	3	35	69	1,464	1,533	7.3
Group IV	2	—	—	—	2	6	10	83	93	0.5
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$19,387	$20,908	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

The credit quality analysis of dealer financing receivables at March 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$582	$108	$178	$55	$146	$124	$1,193	$10,737	$11,930	66.4%
Group II	31	11	40	3	23	63	171	4,358	4,529	25.2
Group III	17	—	9	2	13	24	65	1,380	1,445	8.0
Group IV	—	—	1	1	3	3	8	68	76	0.4
Total (a)	$630	$119	$228	$61	$185	$214	$1,437	$16,543	$17,980	100.0%
__________
(a)Total past due dealer financing receivables at March 31, 2021 were $70 million.

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

Adjustments to the allowance for credit losses are made by recording charges to Ford Credit interest, operating, and other expenses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2020
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513
Adoption of ASU 2016-13 (a)	247	5	252
Charge-offs	(145)	(1)	(146)
Recoveries	43	2	45
Provision for credit losses	534	52	586
Other (b)	(18)	(1)	(19)
Ending balance	$1,157	$74	$1,231

	First Quarter 2021
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305
Charge-offs	(97)	—	(97)
Recoveries	53	3	56
Provision for credit losses	(30)	(10)	(40)
Other (b)	(1)	—	(1)
Ending balance	$1,170	$53	$1,223
__________
(a)Cumulative pre-tax adjustments related to the adoption of ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, were recorded in retained earnings as of January 1, 2020.
(b)Primarily represents amounts related to translation adjustments.

The allowance for credit losses considers economic conditions attributable to the COVID-19 pandemic. The allowance reflects economic uncertainty and an expectation of continued higher unemployment which increases the probability of default and loss given default rates used in Ford Credit’s estimate of the lifetime expected credit losses for its consumer portfolio, especially in the United States.

During the first quarter of 2021, the allowance for credit losses decreased $82 million, primarily reflecting improvement in the economic outlook that caused Ford Credit to lower its expectation of lifetime losses attributable to COVID-19. The full impact of COVID-19 on Ford Credit’s credit losses depends on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs), resolution of macroeconomic uncertainty, and the extent to which its customers and dealers are able to utilize government relief and payment deferral programs. Although net charge-offs remained low in the quarter ended March 31, 2021, the future impact of COVID-19 on credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2020	March 31, 2021
Raw materials, work-in-process, and supplies	$4,676	$5,184
Finished products	6,132	7,558
Total inventories	$10,808	$12,742

Finished products at March 31, 2021 in the table above include vehicles completed but awaiting installation of components affected by the semiconductor supply shortage, after which, they will proceed through an additional quality review process prior to being shipped to our dealers.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.7 billion and $2.8 billion at December 31, 2020 and March 31, 2021, respectively. The increase from December 31, 2020 primarily reflects an observable event of $902 million (measured using an option pricing model) for our investment in Rivian, reported in Other income/(loss), net on our consolidated income statements. The cumulative net unrealized gain from adjustments related to Other Investments held at March 31, 2021 is $1.2 billion.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $258 million and $566 million at December 31, 2020 and March 31, 2021, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets. The increase from December 31, 2020 reflects the acquisition of Getrag Ford Transmissions GmbH in March 2021 (see Note 17).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	March 31, 2021
Current
Dealer and dealers’ customer allowances and claims	$12,702	$10,882
Deferred revenue	2,161	2,062
Employee benefit plans	1,752	1,604
Accrued interest	1,215	1,130
OPEB (a)	339	340
Pension (a)	193	192
Operating lease liabilities	323	329
Other	4,960	4,456
Total current other liabilities and deferred revenue	$23,645	$20,995
Non-current
Pension (a)	$10,738	$10,253
OPEB (a)	6,236	6,182
Dealer and dealers’ customer allowances and claims	3,072	3,272
Deferred revenue	4,559	4,550
Operating lease liabilities	991	965
Employee benefit plans	1,074	1,066
Other	1,709	2,419
Total non-current other liabilities and deferred revenue	$28,379	$28,707
__________
(a)Balances at March 31, 2021 reflect pension and OPEB liabilities at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020. Included in Other assets are pension assets of $4.3 billion and $4.8 billion at December 31, 2020 and March 31, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Service cost	$130	$138	$131	$144	$12	$12
Interest cost	323	223	133	99	43	32
Expected return on assets	(699)	(702)	(267)	(285)	—	—
Amortization of prior service costs/(credits)	1	1	9	5	(4)	(3)
Net remeasurement (gain)/loss	—	423	(80)	(484)	58	—
Separation programs/other	10	2	24	37	(1)	—
Settlements and curtailments	—	39	1	1	(2)	—
Net periodic benefit cost/(income)	$(235)	$124	$(49)	$(483)	$106	$41

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the first quarter of 2020 and 2021, we recognized $24 million and $38 million, respectively, of expenses related to ongoing global redesign programs. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2021, we expect to contribute between $600 million and $800 million of cash to our global funded pension plans. We also expect to make about $380 million of benefit payments to participants in unfunded plans. In the first quarter of 2021, we contributed $229 million to our worldwide funded pension plans and made $96 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2020	March 31, 2021
Company excluding Ford Credit
Debt payable within one year
Short-term	$613	$185
Long-term payable within one year
Public unsecured debt securities	180	266
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	148	148
Other debt	434	463
Unamortized (discount)/premium	(1)	(1)
Total debt payable within one year	1,374	1,061
Long-term debt payable after one year
Public unsecured debt securities	18,877	18,792
Convertible notes	—	2,300
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program	1,064	1,027
U.K. Export Finance Program	854	861
Other debt	768	790
Unamortized (discount)/premium	(242)	(234)
Unamortized issuance costs	(188)	(217)
Total long-term debt payable after one year	22,633	24,819
Total Company excluding Ford Credit	$24,007	$25,880
Fair value of Company debt excluding Ford Credit (a)	$27,794	$29,653
Ford Credit
Debt payable within one year
Short-term	$11,429	$11,976
Long-term payable within one year
Unsecured debt	17,185	16,222
Asset-backed debt	21,345	20,207
Unamortized (discount)/premium	2	3
Unamortized issuance costs	(17)	(19)
Fair value adjustments (b)	25	21
Total debt payable within one year	49,969	48,410
Long-term debt payable after one year
Unsecured debt	54,197	48,880
Asset-backed debt	32,276	28,867
Unamortized (discount)/premium	28	33
Unamortized issuance costs	(235)	(224)
Fair value adjustments (b)	1,442	826
Total long-term debt payable after one year	87,708	78,382
Total Ford Credit	$137,677	$126,792
Fair value of Ford Credit debt (a)	$139,796	$128,979
__________
(a)At December 31, 2020 and March 31, 2021, the fair value of debt includes $529 million and $72 million of Company excluding Ford Credit short-term debt and $10.4 billion and $10.8 billion of Ford Credit short-term debt, respectively, carried at cost which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $273 million at December 31, 2020 and March 31, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $40.7 billion at December 31, 2020 and March 31, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT (Continued)

In March 2021, we issued $2.3 billion aggregate principal amount of 0% unsecured Convertible Senior Notes due 2026, including $300 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The notes will not bear regular interest and the principal amount of the notes will not accrete. The total net proceeds from the offering, after deducting debt issuance costs, were approximately $2.267 billion.

Each $1,000 principal amount of the notes will initially be convertible into 57.1886 shares of our Common Stock, which is equivalent to an initial conversion price of approximately $17.49 per share, subject to adjustment upon the occurrence of specified events. The notes are convertible, at the option of the noteholders, on or after December 15, 2025. Prior to December 15, 2025, the notes are convertible only under the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes on each applicable trading day;
•During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate of the notes on such trading day;
•If we call any or all of the notes for redemption; or
•Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders (as set forth in the indenture governing the notes).

Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election for the remainder of our obligation in excess, if any, of the aggregate principal amount of the notes being converted.

We may not redeem the notes prior to March 20, 2024. On or after March 20, 2024, we may redeem all or any portion of the notes for cash equal to 100% of the principal amount of the notes being redeemed if the last reported sale price of our Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for a holder who elects to convert their notes in connection with such a corporate event. During the first quarter of 2021, the conditions allowing holders of the notes to convert were not met.

The notes were issued at par and fees associated with the issuance of these notes is amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. Amortization of issuance costs for the first quarter of 2021 was de minimis. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of March 31, 2021 was approximately $2.3 billion. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our first quarter 2021 diluted EPS as the average market price of our Common Stock during the quarter did not exceed the conversion price of the notes.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2020	2021
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(70)	$(15)
Commodity contracts (b)	(14)	8
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	28	101
Fair value changes on hedging instruments	1,110	(641)
Fair value changes on hedged debt	(1,093)	590
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(3)
Fair value changes on hedging instruments	—	(50)
Fair value changes on hedged debt	—	44
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	586	233
Cross-currency interest rate swap contracts	(151)	(245)
Interest rate contracts	(74)	(31)
Commodity contracts	(43)	55
Total	$279	$46
__________
(a)For the first quarter of 2020 and 2021, an $897 million gain and a $461 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2020 and 2021, a $101 million loss and an $80 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2020 and 2021, a $376 million gain and a $181 million gain were reported in Cost of sales, respectively, and a $210 million gain and a $52 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			March 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,860	$47	$383	$14,192	$2	$677
Commodity contracts	703	40	5	750	103	1
Fair value hedges
Interest rate contracts	26,924	1,331	4	25,646	934	204
Cross-currency interest rate swap contracts	885	46	—	885	2	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	25,956	172	399	24,341	258	274
Cross-currency interest rate swap contracts	6,849	557	1	6,822	275	25
Interest rate contracts	70,318	663	439	61,608	425	314
Commodity contracts	599	74	4	696	97	4
Total derivative financial instruments, gross (a) (b)	$148,094	$2,930	$1,235	$134,940	$2,096	$1,499

Current portion		$974	$859		$956	$816
Non-current portion		1,956	376		1,140	683
Total derivative financial instruments, gross		$2,930	$1,235		$2,096	$1,499
__________
(a)At December 31, 2020 and March 31, 2021, we held collateral of $9 million and $3 million and we posted collateral of $96 million and $87 million, respectively.
(b)At December 31, 2020 and March 31, 2021, the fair value of assets and liabilities available for counterparty netting was $505 million and $664 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

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

In December 2020, Ford Brazil committed to a plan to exit manufacturing operations in Brazil, which will result in the closure of facilities in Camaçari, Taubaté, and Troller in 2021. Operations supporting new vehicle production ceased at Camaçari and Taubaté in January 2021; limited service parts production will continue until the second quarter of 2021 to build inventories for aftermarket sales. The Troller plant will cease operations in the fourth quarter of 2021. These actions will not result in Ford Brazil being substantially liquidated, as it will continue imported vehicle sales and customer support operations, and maintain the product development center in Bahia, the proving grounds in Tatuí, São Paulo, and the regional headquarters in São Paulo.

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

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations. On December 31, 2020, Ford and Mahindra & Mahindra Limited mutually determined that we will not complete the joint venture.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France. We ceased production and the facility was closed in July 2019. In March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. We ceased production of the C-Max in June 2019. In March 2021, we announced our plan to phase-out the production of the Mondeo at the Valencia Plant in Spain. In addition, we are continuing to reduce our global workforce and take other restructuring actions.

The following table summarizes the redesign-related activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2020	2021
Beginning balance	$734	$1,732
Changes in accruals (a)	68	193
Payments	(172)	(291)
Foreign currency translation	(29)	(135)
Ending balance	$601	$1,499
__________
(a)Excludes pension costs of $24 million and $38 million in the first quarter of 2020 and 2021, respectively.

We also recorded $14 million and $302 million in the first quarter of 2020 and 2021, respectively, for accelerated depreciation and other non-cash items.

We estimate that we will incur total charges in 2021 that range between $2.2 billion and $2.7 billion related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES

Company Excluding Ford Credit

Ford Lio Ho Motor Co., Ltd. (“FLH”). In the first quarter of 2021, we concluded the terms of a sale of our controlling interest in FLH, a consolidated joint venture with Taiwan investors, and its wholly owned subsidiary FLH Marketing & Service Limited (“FMSL”). FLH and FMSL import, manufacture, and sell Ford-branded vehicles in Taiwan. We have reported the assets and liabilities of these operations as held for sale and ceased depreciation and amortization of those assets.

The assets and liabilities of our Ford Taiwan operations classified as held for sale were as follows (in millions):

March 31, 2021
Assets
Cash and cash equivalents	$16
Trade and other receivables, net	12
Inventories	141
Other assets, current	21
Net property	124
Other assets, non-current	2
Total Company excluding Ford Credit assets of held-for-sale operations	316
Less: Intercompany asset balances	(1)
Total assets of held-for-sale operations (a)	$315

Liabilities
Payables	$124
Other liabilities and deferred revenue, current	49
Company excluding Ford Credit debt payable within one year	114
Other liabilities and deferred revenue, non-current	35
Total Company excluding Ford Credit liabilities of held-for-sale operations	322
Less: Intercompany liability balances	(31)
Total liabilities of held-for-sale operations (a)	$291
__________
(a)As of March 31, 2021, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

Held-for-sale assets are measured at the lower of carrying amount and fair value less cost to sell. We determined fair value using a market approach, estimated based on the negotiated value of the assets, and determined the assets held for sale were not impaired.

On April 1, 2021, we completed the sale of our controlling financial interest in FLH and its wholly owned subsidiary FMSL, which will result in deconsolidation of our Ford Taiwan subsidiary in the second quarter of 2021. FLH will continue to import, manufacture, and sell Ford-branded vehicles for at least a five-year period. We expect to recognize a pre-tax gain of about $150 million, which will be reported in Other income/(loss), net in the second quarter of 2021.

Getrag Ford Transmissions GmbH (“GFT”). Prior to March 2021, Ford and Magna International Inc. (“Magna”) equally owned and operated the GFT joint venture for the purpose of developing, manufacturing, and selling transmissions. We accounted for our investment in GFT as an equity method investment. During the first quarter of 2021, GFT recorded restructuring charges, of which our share was $40 million. These charges are included in Equity in net income/(loss) of affiliated companies.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. HELD-FOR-SALE OPERATIONS AND CHANGES IN INVESTMENTS IN AFFILIATES (Continued)

On March 1, 2021, we acquired Magna’s shares in a restructured GFT for $254 million. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant will continue under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $254 million fair value, and recognized a gain of $155 million in Other income/(loss), net. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT. See Note 11 for information about goodwill recognized as part of this transaction.

Ford Credit

In the first quarter of 2020, Ford Credit completed the sale of its wholly-owned subsidiary Forso Nordic AB, recognizing a pre-tax loss of $4 million, reported in Other income/(loss), net, and cash proceeds of $1.3 billion.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2020	2021
Foreign currency translation
Beginning balance	$(4,626)	$(5,526)
Gains/(Losses) on foreign currency translation	(1,406)	394
Less: Tax/(Tax benefit)	27	97
Net gains/(losses) on foreign currency translation	(1,433)	297
(Gains)/Losses reclassified from AOCI to net income (a)	(20)	(8)
Other comprehensive income/(loss), net of tax	(1,453)	289
Ending balance	$(6,079)	$(5,237)

Marketable securities
Beginning balance	$71	$156
Gains/(Losses) on available for sale securities	19	(76)
Less: Tax/(Tax benefit)	5	(19)
Net gains/(losses) on available for sale securities	14	(57)
(Gains)/Losses reclassified from AOCI to net income	—	(11)
Less: Tax/(Tax benefit)	—	(3)
Net (gains)/losses reclassified from AOCI to net income	—	(8)
Other comprehensive income/(loss), net of tax	14	(65)
Ending balance	$85	$91

Derivative instruments
Beginning balance	$(488)	$(266)
Gains/(Losses) on derivative instruments	796	(381)
Less: Tax/(Tax benefit)	173	(74)
Net gains/(losses) on derivative instruments	623	(307)
(Gains)/Losses reclassified from AOCI to net income	84	7
Less: Tax/(Tax benefit)	15	1
Net (gains)/losses reclassified from AOCI to net income (b)	69	6
Other comprehensive income/(loss), net of tax	692	(301)
Ending balance	$204	$(567)

Pension and other postretirement benefits
Beginning balance	$(2,685)	$(2,658)
Amortization and recognition of prior service costs/(credits)	4	3
Less: Tax/(Tax benefit)	1	1
Net prior service costs/(credits) reclassified from AOCI to net income	3	2
Translation impact on non-U.S. plans	11	(1)
Other comprehensive income/(loss), net of tax	14	1
Ending balance	$(2,671)	$(2,657)

Total AOCI ending balance at March 31	$(8,461)	$(8,370)
__________
(a)Reclassified to Other income/(loss), net.
(b)Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $366 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and was $3 billion at both December 31, 2020 and March 31, 2021.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $346 million and $351 million at December 31, 2020 and March 31, 2021, respectively. The carrying value of recorded liabilities related to financial guarantees was $46 million and $29 million at December 31, 2020 and March 31, 2021, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $245 million and $394 million at December 31, 2020 and March 31, 2021, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $48 million and $86 million at December 31, 2020 and March 31, 2021, respectively.

Included in the $394 million of maximum potential payments at March 31, 2021 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $388 million as of March 31, 2021 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $85 million as our best estimate of the amount we will have to pay under the guarantee.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2020	2021
Beginning balance	$5,702	$8,172
Payments made during the period	(1,075)	(1,086)
Changes in accrual related to warranties issued during the period	805	1,000
Changes in accrual related to pre-existing warranties	521	(141)
Foreign currency translation and other	(164)	(40)
Ending balance	$5,789	$7,905

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1 billion in the aggregate.

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

Effective January 1, 2021, consistent with how our CODM assesses performance of the segments and makes decisions about resource allocations, we changed the measurement of our segments as follows: (i) costs and benefits related to enterprise connectivity activities included in the Mobility segment are now reported in the Automotive segment; (ii) certain corporate governance expenses that benefit the global enterprise reported in the Automotive segment are now reported as part of Corporate Other; and (iii) cash and other centrally managed corporate assets reported in the Automotive segment were realigned to Corporate Other.

In addition, we realigned tax-related assets within our segments to reflect our adoption of ASU 2019-12 as of January 1, 2021 (see Note 2).

Prior period amounts were adjusted retrospectively to reflect these changes.

Below is a description of our reportable segments and other activities.

Automotive Segment

The Automotive segment primarily includes the sale of Ford and Lincoln vehicles, service parts, and accessories worldwide, together with the associated costs to develop, manufacture, distribute, and service the vehicles, parts, and accessories. This segment includes revenues and costs related to our electrification vehicle programs and enterprise connectivity. The segment includes the following regional business units:  North America, South America, Europe, China (including Taiwan), and the International Markets Group.

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

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Corporate Other assets include: cash, cash equivalents, and marketable securities; tax related assets; other investments; and other assets managed centrally.

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

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other		Interest on Debt	Special Items		Adjustments		Total
First Quarter 2020
Revenues	$31,342	$11	$2,967	$—		$—	$—		$—		$34,320
Income/(loss) before income taxes	(154)	(285)	30	(223)		(227)	(287)	(a)	—		(1,146)
Equity in net income/(loss) of affiliated companies	(47)	—	6	—		—	—		—		(41)
Total assets	62,818	378	156,451	47,308		—	—		(2,805)	(b)	264,150

First Quarter 2021
Revenues	$33,554	$11	$2,663	$—		$—	$—		$—		$36,228
Income/(loss) before income taxes	3,403	(197)	962	648	(c)	(473)	(401)	(a)	—		3,942
Equity in net income/(loss) of affiliated companies	174	(59)	5	1		—	(42)	(a)	—		79
Total assets	65,633	3,612	146,349	46,492		—	—		(1,267)	(b)	260,819
__________
(a)Primarily reflects Global Redesign actions.
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Includes the unrealized gain of $902 million related to the Rivian observable event (see Note 10).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The automotive industry continues to face a significant shortage of semiconductors, which has presented challenges and production disruptions globally, including at our assembly plants. Our initial outlook was for semiconductor supply chains to remain constrained through the second quarter of 2021, and we would have an opportunity to begin recovering lost volumes in the second half of 2021. However, the industry faced another setback on March 19, 2021, when Renesas Electronics Corporation, a key supplier of semiconductors for the automotive industry, experienced a significant fire at its Naka Factory. Renesas estimates that it will return to full capacity at its Naka Factory in July. Based on the overall recovery rate we are seeing for the industry, we now believe the automotive semiconductor shortage may not be fully resolved until 2022. For additional information regarding the semiconductor shortage, see the Outlook section on page 56.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

In the first quarter of 2021, the net income attributable to Ford Motor Company was $3,262 million, and Company adjusted EBIT was $4,816 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 21 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	First Quarter
	2020	2021
Global Redesign
Europe excl. Russia	$(105)	$(94)
India	(3)	—
South America	(17)	(322)
Russia	20	3
China	—	(1)
Separations and Other (not included above)	(1)	(2)
Subtotal Global Redesign	$(106)	$(416)
Other Items
North America hourly buyouts / Other	$(203)	$(7)
Subtotal Other Items	$(203)	$(7)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$22	$61
Pension settlements and curtailments	—	(39)
Subtotal Pension and OPEB Gain/(Loss)	$22	$22
Total EBIT Special Items	$(287)	$(401)

Cash effect of Global Redesign (incl. separations)	$(172)	$(345)

Provision for/(Benefit from) tax special items (a)	$787	$(99)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $401 million of pre-tax special item charges in the first quarter of 2021, primarily reflecting Global Redesign actions in South America and Europe.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our first quarter 2021 key metrics for the Company, compared to a year ago.

	First Quarter
	2020	2021	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$(0.5)	$4.5	$5.0
Revenue ($M)	34,320	36,228	6%
Net Income/(Loss) ($M)	(1,993)	3,262	5,255
Net Income/(Loss) Margin (%)	(5.8)%	9.0%	14.8 ppts
EPS (Diluted)	$(0.50)	$0.81	$1.31

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(2.2)	$(0.4)	$1.8
Company Adj. EBIT ($M)	(632)	4,816	5,448
Company Adj. EBIT Margin (%)	(1.8)%	13.3%	15.1 ppts
Adjusted EPS (Diluted)	$(0.23)	$0.89	$1.12
Adjusted ROIC (Trailing Four Quarters)	2.5%	8.2%	5.7 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2021, our diluted earnings per share of Common and Class B Stock was $0.81 and our diluted adjusted earnings per share was $0.89.

Net income/(loss) margin was 9.0% in the first quarter of 2021, up 14.8 percentage points from a year ago. Company adjusted EBIT margin was 13.3% in the first quarter of 2021, up 15.1 percentage points from a year ago.

The year-over-year increases of $5,255 million in net income/(loss) and $5,448 million in Company adjusted EBIT in the first quarter of 2021 were driven by improvements in Automotive EBIT, Ford Credit EBT, and Corporate Other, which includes a $902 million non-cash gain from our investment in Rivian.

The table below shows our first quarter 2021 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	First Quarter
	2020	2021	H / (L)
Automotive	$(154)	$3,403	$3,557
Mobility	(285)	(197)	88
Ford Credit	30	962	932
Corporate Other	(223)	648	871
Company Adjusted EBIT (a)	(632)	4,816	5,448
Interest on Debt	(227)	(473)	246
Special Items	(287)	(401)	114
Taxes / Noncontrolling Interests	(847)	(680)	(167)
Net Income/(Loss)	$(1,993)	$3,262	$5,255
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our first quarter 2021 Automotive segment EBIT by business unit (in millions).

	First Quarter
	2020	2021	H / (L)
North America	$373	$2,949	$2,576
South America	(112)	(73)	39
Europe	(149)	341	490
China (including Taiwan)	(241)	(15)	226
International Markets Group	(25)	201	226
Automotive Segment	$(154)	$3,403	$3,557

The tables below and on the following pages provide first quarter 2021 key metrics and the change in first quarter 2021 EBIT compared with first quarter 2020 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	6.0%	5.3%	(0.6) ppts
Wholesale Units (000)	1,126	1,062	(64)
Revenue ($M)	$31,342	$33,554	$2,212
EBIT ($M)	(154)	3,403	3,557
EBIT Margin (%)	(0.5)%	10.1%	10.6 ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$(154)
Volume / Mix	(778)
Net Pricing	2,954
Cost	806
Exchange	205
Other	370
First Quarter 2021 EBIT	$3,403

In the first quarter of 2021, wholesales declined 6% from a year ago, primarily reflecting the impact of semiconductor supply constraints in North America and Europe and the shift to a new business model in South America, partially offset by improvement in China and IMG. The global semiconductor shortage eliminated about 17% of our planned first quarter 2021 production, or about 200,000 units. First quarter 2021 revenue increased 7%, primarily reflecting higher net pricing, favorable mix, and stronger currencies, partially offset by lower volume.

Our first quarter 2021 Automotive segment EBIT was $3.4 billion, an improvement of $3.6 billion from a year ago, and our first quarter 2021 Automotive EBIT margin was 10.1%. The higher EBIT was driven by higher net pricing (reflecting the strength of our product portfolio and lower incentives in response to reduced dealer stock levels), lower warranty expense, structural cost reductions in areas such as manufacturing and advertising, and higher profits from our Ford Customer Service Division business and our joint ventures, partially offset by lower volumes. We expect some of these improvements, such as lower manufacturing cost and the robust pricing environment, to moderate as the industry returns to full production and dealer stocks rebound.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	13.6%	12.5%	(1.1) ppts
Wholesale Units (000)	619	533	(85)
Revenue ($M)	$21,811	$22,993	$1,182
EBIT ($M)	373	2,949	2,576
EBIT Margin (%)	1.7%	12.8%	11.1 ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$373
Volume / Mix	(550)
Net Pricing	2,550
Cost	418
Exchange	102
Other	56
First Quarter 2021 EBIT	$2,949

In North America, first quarter 2021 wholesales declined 14% from a year ago, driven by the impact of semiconductor supply constraints. First quarter 2021 revenue increased 5%, primarily reflecting robust customer demand for the new product portfolio, higher industrywide net pricing on lower dealer inventories from the semiconductor supply shortage, and favorable mix.

North America’s first quarter 2021 EBIT improved $2.6 billion from a year ago with an EBIT margin of 12.8%. The EBIT improvement was driven by higher net pricing, favorable mix, lower warranty expense, and improved structural costs.

South America

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	6.9%	3.6%	(3.3) ppts
Wholesale Units (000)	59	18	(42)
Revenue ($M)	$728	$436	$(292)
EBIT ($M)	(112)	(73)	39
EBIT Margin (%)	(15.4)%	(16.7)%	(1.3) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$(112)
Volume / Mix	(73)
Net Pricing	73
Cost	13
Exchange	20
Other	6
First Quarter 2021 EBIT	$(73)

In South America, first quarter 2021 wholesales declined 70% from a year ago, driven by the impact of shifting to a new business model focused on key portfolio strengths, mainly Ranger pickup, Transit van, and key imports. First quarter 2021 revenue decreased 40%, primarily reflecting lower volume and weaker currencies.

South America’s first quarter 2021 EBIT loss improved $39 million from a year ago with an EBIT margin of negative 16.7%. The EBIT improvement was driven by structural cost reductions, pricing to offset inflation, and weaker currencies. This was South America’s sixth consecutive quarter of year-over-year EBIT improvement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	6.9%	7.2%	0.3 ppts
Wholesale Units (000) (a)	288	278	(10)
Revenue ($M)	$6,247	$7,050	$803
EBIT ($M)	(149)	341	490
EBIT Margin (%)	(2.4)%	4.8%	7.2 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 11,000 units in Q1 2020 and 17,000 units in Q1 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$(149)
Volume / Mix	(151)
Net Pricing	247
Cost	300
Exchange	(4)
Other	98
First Quarter 2021 EBIT	$341

In Europe, first quarter 2021 wholesales declined 4% from a year ago, driven by the impact of semiconductor supply constraints, partially offset by stronger commercial vehicle sales. First quarter 2021 revenue increased 13% year over year, primarily reflecting stronger currencies, favorable mix, and higher net pricing, partially offset by lower volume.

Europe’s first quarter 2021 EBIT increased $490 million year over year with an EBIT margin of 4.8%. The higher EBIT was driven by cost reductions and higher net pricing, partially offset by lower volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China (Including Taiwan)

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	2.2%	2.3%	0.1 ppts
Wholesale Units (000) (a)	81	150	69
Revenue ($M)	$593	$825	$232
EBIT ($M)	(241)	(15)	226
EBIT Margin (%)	(40.6)%	(1.8)%	38.8 ppts

China Unconsolidated Affiliates
Wholesales (000)	72	140	68
Ford Equity Income/(Loss) ($M)	$(91)	$49	$140
__________
(a)Includes Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$(241)
Volume / Mix	14
Net Pricing	30
Cost	(7)
Exchange	3
Other (Including Joint Ventures)	186
First Quarter 2021 EBIT	$(15)

In China, first quarter 2021 wholesales increased 85% from a year ago, driven by the non-recurrence of 2020 COVID-related shutdowns, localization of Lincoln, and the strength of commercial vehicles, which now represent 48% of our sales in China. First quarter 2021 revenue increased 39% year over year, primarily reflecting higher component sales to our joint ventures in China and favorable mix.

China’s first quarter 2021 EBIT loss improved $226 million from a year ago with an EBIT margin of negative 1.8%. The EBIT improvement was driven by higher profits at our joint ventures, higher net pricing, and favorable mix. This was China’s fourth consecutive quarter of year-over-year EBIT improvement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Markets Group

	First Quarter
Key Metrics	2020	2021	H / (L)
Market Share (%)	1.5%	1.7%	0.2 ppts
Wholesale Units (000) (a)	78	82	4
Revenue ($M)	$1,962	$2,250	$288
EBIT ($M)	(25)	201	226
EBIT Margin (%)	(1.3)%	8.9%	10.2 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 3,000 units in both Q1 2020 and Q1 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2020 EBIT	$(25)
Volume / Mix	(19)
Net Pricing	54
Cost	83
Exchange	84
Other	24
First Quarter 2021 EBIT	$201

In our International Markets Group, first quarter 2021 wholesales increased 5% from a year ago, driven by higher industry volumes and improvement in market share. First quarter 2021 revenue increased 15% year over year, primarily reflecting stronger currencies, increased volume, higher net pricing, and favorable mix.

Our International Markets Group’s first quarter 2021 EBIT was $226 million higher than a year ago with an EBIT margin of 8.9%. The record quarterly EBIT was driven by favorable exchange, cost reductions, and higher net pricing.

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

•SAAR – seasonally adjusted annual rate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mobility Segment

Effective January 1, 2021, we realigned the costs and benefits related to enterprise connectivity activities previously included in the Mobility segment to the Automotive segment. Accordingly, beginning in 2021, the Mobility segment primarily includes development costs for Ford’s autonomous vehicles and related businesses, Ford’s equity ownership in Argo AI (a developer of autonomous driving systems), and other mobility businesses and investments (including Spin, a micro-mobility service provider).

In our Mobility segment, our first quarter 2021 EBIT loss was $197 million, an $88 million improvement from a year ago. The loss reflects our strategic investments as we continued to expand our capabilities in autonomous vehicles and mobility businesses.

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

The tables below provide first quarter 2021 key metrics and the change in first quarter 2021 EBT compared with first quarter 2020 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
GAAP Financial Measures	2020	2021	H / (L)
Net Receivables ($B)	$138	$127	(8)%
Loss-to-Receivables (bps) (a)	62	22	(40)
Auction Values (b)	$19,235	$21,925	14%
EBT ($M)	$30	$962	$932
ROE (%) (c)	—%	22%	22 ppts

Other Balance Sheet Metrics
Debt ($B)	$137	$127	(7)%
Net Liquidity ($B)	28	34	20%
Financial Statement Leverage (to 1) (c)	8.9	8.3	(0.6)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at Q1 2021 mix.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

	First Quarter
Non-GAAP Financial Measures	2020	2021	H / (L)
Managed Receivables ($B) (a)	$146	$135	(8)%
Managed Leverage (to 1) (b) (c)	8.0	7.3	(0.7)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)See Liquidity and Capital Resources - Ford Credit Segment section for reconciliation to GAAP.
(c)Prior period amount has been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Change in EBT by Causal Factor (in millions)
First Quarter 2020 EBT	$30
Volume / Mix	(48)
Financing Margin	(3)
Credit Loss	625
Lease Residual	448
Exchange	17
Other	(107)
First Quarter 2021 EBT	$962

Ford Credit’s loss-to-receivables ratio remained at a low level in the first quarter of 2021, at 0.22%, which was 40 basis points lower than a year ago. U.S. auction values in the first quarter of 2021 were 14% higher than a year ago. Full year 2021 auction values are now forecasted to be higher than 2020, consistent with third party estimates.

Ford Credit’s first quarter 2021 EBT of $962 million was $932 million higher than a year ago, primarily reflecting the non-recurrence of the first quarter 2020 increase to the credit loss reserve due to COVID-19 as well as favorable auction performance on off-lease vehicles as a result of lower dealer stocks due to the semiconductor shortage. Unfavorable performance in market valuation adjustments to derivatives due to rising interest rates was a partial offset.

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
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Accumulated depreciation reflects early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2020 Form 10-K Report

•Exchange:
◦Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars

•Other:
◦Primarily includes operating expenses, other revenue, insurance expenses, and other income/(loss) at prior period exchange rates
◦Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts
◦In general, other income/(loss) changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates) and other miscellaneous items

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

•Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash is primarily held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation to Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2021, Corporate Other had a $648 million profit, compared with a $223 million loss a year ago. The improvement is more than explained by a $902 million gain on our investment in Rivian.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $473 million in the first quarter of 2021, $246 million higher than a year ago, primarily reflecting higher U.S. debt interest expense.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter 2021 was $680 million, resulting in an effective tax rate of 17.3%.

Our first quarter 2021 adjusted effective tax rate, which excludes special items, was 17.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $46.3 billion.

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

Company excluding Ford Credit

	December 31, 2020	March 31, 2021
Balance Sheets ($B)
Company Cash	$30.8	$31.3
Liquidity	46.9	47.2
Debt	(24.0)	(25.9)
Cash Net of Debt	6.8	5.5

Pension Funded Status ($B) (a)
Funded Plans	$0.3	$0.9
Unfunded Plans	(7.0)	(6.6)
Total Global Pension	$(6.7)	$(5.7)

Total Funded Status OPEB	$(6.6)	$(6.5)
__________
(a)Balances at March 31, 2021 reflect net underfunded status at December 31, 2020, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At March 31, 2021, we had Company cash of $31.3 billion, with about 88% of Company cash held by consolidated entities domiciled in the United States, and Company liquidity of $47.2 billion. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion plus significant additional liquidity above our Company cash target. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, and all other and timing differences. Non-operating items include: Global Redesign (including separation payments), changes in Company debt excluding Ford Credit, contributions to funded pension plans, shareholder distributions, and other items (including acquisitions and divestitures and other transactions with Ford Credit).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms of generally about 45 days. As a result, our cash flow tends to improve as wholesale volumes increase, but can deteriorate when wholesale volumes sharply decrease. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

A financial institution offers a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institution on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institution. Moreover, we do not provide any guarantees in connection with the SCF program. As of March 31, 2021, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institution was $43 million. The reduction in the balance at the end of the first quarter reflects the transition to a new SCF financial institution. The amount settled through the SCF program during the first quarter of 2021 was $341 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2020	2021
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$(0.7)	$3.9

Capital spending	$(1.8)	$(1.4)
Depreciation and tooling amortization	1.4	1.2
Net spending	$(0.4)	$(0.1)

Receivables	$0.5	$(0.6)
Inventory	(1.1)	(2.2)
Trade Payables	(0.5)	1.6
Changes in working capital	$(1.2)	$(1.2)

Ford Credit distributions	$0.3	$1.0
Interest on debt and cash taxes	(0.4)	(0.4)
All other and timing differences	0.2	(3.5)
Company adjusted free cash flow (a)	$(2.2)	$(0.4)

Global Redesign (including separations)	$(0.2)	$(0.3)
Changes in debt	15.1	1.9
Funded pension contributions	(0.2)	(0.2)
Shareholder distributions	(0.6)	—
All other (including acquisitions and divestitures)	0.1	(0.4)
Change in cash	$12.0	$0.5
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our first quarter 2021 Net cash provided by/(used in) operating activities was positive $4.5 billion, an increase of $5.0 billion from a year ago. The year-over-year increase is more than explained by higher net income. Our Company adjusted free cash flow was negative $0.4 billion, which was $1.8 billion higher than a year ago, driven by higher adjusted EBIT and Ford Credit distributions and lower capital spending, partially offset by adverse timing differences.

Capital spending was $1.4 billion in the first quarter of 2021, $0.4 billion lower than a year ago. We continue to expect full year 2021 capital spending to be between $6.0 billion and $6.5 billion.

First quarter 2021 working capital was $1.2 billion negative, driven by higher inventory due to the semiconductor supply constraints; all other and timing differences were $3.5 billion negative, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers; pension and OPEB income or expense) and the $902 million non-cash gain from our investment in Rivian. We expect the working capital and timing differences to normalize as the semiconductor supply is restored, dealer stocks rebound, and incentives return to more normal levels. This process will take several quarters and will most likely extend into 2022.

In the first quarter of 2021, we contributed $229 million to our global funded pension plans. We continue to expect to contribute between $600 million and $800 million to our global funded pension plans in 2021.

There were no shareholder distributions in the first quarter of 2021.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest business and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $7 billion. The cash effect related to our global redesign activities was $2 billion through March 31, 2021 and is expected to be about $5 billion through December 31, 2021.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2021 were $18.3 billion, consisting of $13.5 billion of our corporate credit facility, $2 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.4 billion of local credit facilities. At March 31, 2021, the utilized portion of the corporate credit facility was $27 million, representing amounts utilized for letters of credit, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $878 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of March 31, 2021.

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

Debt. As shown in Note 14 of the Notes to the Financial Statements, at March 31, 2021, Company debt excluding Ford Credit was $25.9 billion. This balance is $1.9 billion higher than at December 31, 2020, primarily reflecting our convertible notes issuance in March 2021.

In March 2021, we issued $2.3 billion principal amount of 0% Convertible Senior Notes due March 15, 2026. These notes are convertible, under certain circumstances, into Ford Common Stock at a conversion price of approximately $17.49 per share. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and cash, shares of Ford Common Stock, or a combination of cash and shares of Ford Common Stock, at our election, for the remainder of our obligation in excess, if any, of the aggregate principal amount of the notes being converted.

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

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit ended the first quarter of 2021 with $33.7 billion of liquidity. During the quarter, Ford Credit completed $5 billion of public term funding.

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

The following table shows funding for Ford Credit’s managed receivables (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Term unsecured debt	$75.4	$76.6	$69.4
Term asset-backed securities	55.7	54.6	50.2
Ford Interest Advantage / Deposits	5.7	6.5	7.2
Other (a)	5.4	5.7	7.2
Equity (a)	15.5	15.6	15.3
Adjustments for cash	(11.3)	(18.5)	(14.1)
Total Managed Receivables (b)	$146.4	$140.5	$135.2

Securitized Funding as Percent of Managed Receivables	38.1%	38.8%	37.1%
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.
(b)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $135.2 billion at March 31, 2021, and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37.1% at the end of the first quarter of 2021. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2019 and 2020, planned issuances for full year 2021, and its global public term funding issuances through April 27, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through April 27
Unsecured	$17	$14	$ 5 - 9	$1
Securitizations (a)	14	13	7 - 10	5
Total public	$31	$27	$ 12 - 19	$6
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2021, Ford Credit now projects full year public term funding in the range of $12 billion to $19 billion. Through April 27, 2021, Ford Credit has completed $6 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Liquidity Sources (a)
Cash	$11.3	$18.5	$14.1
Committed asset-backed facilities	35.9	38.1	38.2
Other unsecured credit facilities	2.8	2.5	2.5
Total liquidity sources	$50.0	$59.1	$54.8

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.1)	$(3.9)	$(5.4)
Committed asset-backed facilities	(18.6)	(16.7)	(11.9)
Other unsecured credit facilities	(0.5)	(0.5)	(0.6)
Total utilization of liquidity	$(22.2)	$(21.1)	$(17.9)

Gross liquidity	$27.8	$38.0	$36.9
Asset-backed capacity in excess of eligible receivables and other adjustments	0.3	(2.6)	(3.2)
Net liquidity available for use	$28.1	$35.4	$33.7
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2021, Ford Credit’s net liquidity available for use was $33.7 billion, $1.7 billion lower than year-end 2020. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At March 31, 2021, Ford Credit’s liquidity sources including cash totaled $54.8 billion, down $4.3 billion from year-end 2020.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	April - December 2021	2022	2023	2024 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$95	$120	$147
Total debt (b)	46	74	92	126
Memo: Unsecured long-term debt maturities	10	14	11	30
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of March 31, 2021, Ford Credit had $147 billion of assets, $76 billion of which were unencumbered.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2020 Form 10-K Report for more information.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Leverage Calculation
Debt	$136.8	$137.7	$126.8
Adjustments for cash	(11.3)	(18.5)	(14.1)
Adjustments for derivative accounting (a)	(1.6)	(1.5)	(0.8)
Total adjusted debt	$123.9	$117.7	$111.9

Equity (b) (c)	$15.5	$15.6	$15.3
Adjustments for derivative accounting (a)	—	0.1	—
Total adjusted equity (c)	$15.4	$15.7	$15.3

Financial statement leverage (to 1) (GAAP) (c)	8.9	8.8	8.3
Managed leverage (to 1) (Non-GAAP) (c)	8.0	7.5	7.3
__________
(a)Related primarily to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
(b)Total shareholder’s interest reported on Ford Credit’s balance sheets.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.
Note: Numbers may not sum due to rounding.

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At March 31, 2021, Ford Credit’s financial statement leverage was 8.3:1, and its managed leverage was 7.3:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1 and expects its managed leverage to return to its target range later in 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Pension Plans - Underfunded Balances. As of March 31, 2021, our total Company pension underfunded status reported on our consolidated balance sheets was $5.7 billion and reflects the net underfunded status at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2020	March 31, 2021
Adjusted Net Operating Profit After Cash Tax
Net income/(loss) attributable to Ford	$(3.1)	$4.0
Add: Noncontrolling interest	—	—
Less: Income tax	0.3	—
Add: Cash tax	(0.6)	(0.4)
Less: Interest on debt	(1.0)	(1.9)
Less: Total pension/OPEB income/(cost)	(2.5)	(0.9)
Add: Pension/OPEB service costs	(1.0)	(1.1)
Net operating profit/(loss) after cash tax	$(1.6)	$5.2
Less: Special items (excl. pension/OPEB) pre-tax	(3.2)	(0.7)
Adjusted net operating profit after cash tax	$1.6	$6.0

Invested Capital
Equity	$29.7	$34.0
Redeemable noncontrolling interest	—	—
Debt (excl. Ford Credit)	30.5	25.9
Net pension and OPEB liability	12.2	12.2
Invested capital (end of period)	$72.4	$72.1
Average invested capital	$63.7	$72.9

ROIC (a)	(2.5)%	7.2%
Adjusted ROIC (Non-GAAP) (b)	2.5%	8.2%
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

The following rating actions were taken by these NRSROs since the filing of our 2020 Form 10-K Report:

•On March 29, 2021, Moody’s affirmed the credit ratings for Ford and Ford Credit at Ba2 and revised the outlook to stable, from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Negative	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	BB+	Negative	BB+	B	Negative	BBB-
Moody’s	N/A	Ba2	Stable	Ba2	NP	Stable	Baa3
S&P	BB+	BB+	Negative	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2021 Company guidance in our earnings release furnished on Form 8-K dated April 28, 2021. The guidance is based on our expectations as of April 28, 2021 and assumes no material change in the current economic environment, including foreign exchange and tariffs. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2020 Form 10-K Report and as updated by our subsequent filings with the SEC.

2021 Guidance
Total Company
Adjusted EBIT (a)	$5.5 - $6.5 billion
Adjusted Free Cash Flow (a)	$0.5 - $1.5 billion
Capital spending	$6.0 - $6.5 billion
Pension contributions	$0.6 - $0.8 billion
Global Redesign EBIT charges (b)	$2.2 - $2.7 billion
Global Redesign cash effects (b)	$3.0 - $3.5 billion

Ford Credit
EBT	Improved compared to 2020
Ford Credit auction values (c)	Higher
(a)When we provide guidance for Adjusted EBIT we do not provide guidance for net income/(loss), the most comparable GAAP measure, because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” it includes items that are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.
(b)We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets. Such actions may result in global redesign EBIT charges and cash effects in 2021 that are incremental to those set forth in the table.
(c)On average compared with full year 2020 at constant mix.

In February 2021, we estimated that there was the potential for an adverse impact of 10% to 20% on our volume for the first half of 2021 due to the growing semiconductor shortage. Further, we believed that the risk had the potential to reduce our original full-year guidance, which was to deliver adjusted EBIT of $8 billion to $9 billion, by $1 billion to $2.5 billion, net of recoveries and some production make-up in the second half of the year. Including the impact of the fire at Renesas, we now expect to lose about 50% of our planned production in the second quarter of 2021, an increase from the 17% loss in the first quarter of 2021. The second quarter is expected to be the trough for our performance this year. For the second half of 2021, we expect to lose about 10% of our planned production.

In total, we believe the shortage for the year will result in a loss of about 1.1 million wholesale units, which translates to a headwind to adjusted EBIT of about $2.5 billion, net of recovery actions. The expected volume loss for the year has more than doubled, but we have worked to contain the adjusted EBIT impact to the high-end of the range we outlined in February. Including the effect of the semiconductor shortage, we now expect full-year adjusted EBIT to be in a range of $5.5 billion to $6.5 billion.

We also now expect full-year adjusted free cash flow of $500 million to $1.5 billion, which reflects a $3 billion adverse impact from semiconductors. The impact of the semiconductor shortage on adjusted free cash flow is $500 million worse than the impact on adjusted EBIT due to timing differences and working capital impacts that we expect to recover once our rate of production is fully restored, dealer stocks align with demand, and incentives normalize. In the second quarter of 2021, adjusted free cash flow is expected to be significantly negative, but we expect our cash balance and liquidity to remain healthy throughout 2021.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2020 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2020	2021
Net income/(loss) attributable to Ford (GAAP)	$(1,993)	$3,262
Income/(Loss) attributable to noncontrolling interests	—	—
Net income/(loss)	$(1,993)	$3,262
Less: (Provision for)/Benefit from income taxes	(847)	(680)
Income/(Loss) before income taxes	$(1,146)	$3,942
Less: Special items pre-tax	(287)	(401)
Income/(Loss) before special items pre-tax	$(859)	$4,343
Less: Interest on debt	(227)	(473)
Adjusted EBIT (Non-GAAP)	$(632)	$4,816

Memo:
Revenue ($B)	$34.3	$36.2
Net income/(loss) margin (%)	(5.8)%	9.0%
Adjusted EBIT margin (%)	(1.8)%	13.3%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	First Quarter
	2020	2021
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$(1,993)	$3,262
Less: Impact of pre-tax and tax special items	(1,074)	(302)
Adjusted net income/(loss) – diluted (Non-GAAP)	$(919)	$3,564

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,963	3,980
Net dilutive options, unvested restricted stock units and restricted stock (a)	—	36
Diluted shares	3,963	4,016

Earnings/(Loss) per share – diluted (GAAP)	$(0.50)	$0.81
Less: Net impact of adjustments	(0.27)	(0.08)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$(0.23)	$0.89
_________
(a)In Q1 2020, there were 30 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2020	2021	Memo: FY 2020
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(1,146)	$3,942	$(1,116)
Less: Impact of special items	(287)	(401)	(2,246)
Adjusted earnings before taxes (Non-GAAP)	$(859)	$4,343	$1,130

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(847)	$(680)	$(160)
Less: Impact of special items (a)	(787)	99	(670)
Adjusted (provision for) / benefit from income taxes (Non-GAAP)	$(60)	$(779)	$510

Tax Rate (%)
Effective tax rate (GAAP)	(73.9)%	17.3%	(14.3)%
Adjusted effective tax rate (Non-GAAP)	(7.0)%	17.9%	(45.1)%
__________
(a)Full Year 2020 includes $(1.3) billion related to the establishment of valuation allowances against primarily U.S. tax credits.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2020	2021
Net cash provided by / (used in) operating activities (GAAP)	$(473)	$4,492

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows (a)	$201	$4,998
Funded pension contributions	(175)	(229)
Global Redesign (including separations)	(172)	(345)
Ford Credit tax payments / (refunds) under tax sharing agreement (a)	407	4
Other, net	(15)	77

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,770)	$(1,358)
Ford Credit distributions (a)	343	1,000
Settlement of derivatives	(28)	(25)
Company adjusted free cash flow (Non-GAAP) (a)	$(2,174)	$(396)
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	March 31, 2020	December 31, 2020	March 31, 2021
Ford Credit finance receivables, net (GAAP) (a)	$106.0	$97.7	$93.2
Net investment in operating leases (GAAP) (a)	27.0	26.6	26.6
Consolidating adjustments (b)	4.8	7.4	7.3
Total net receivables	$137.8	$131.7	$127.1

Ford Credit unearned interest supplements and residual support	$6.3	6.5	$6.0
Allowance for credit losses	1.2	1.3	1.2
Other, primarily accumulated supplemental depreciation	1.1	1.0	0.9
Total managed receivables (Non-GAAP)	$146.4	$140.5	$135.2
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2021
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income	$2,417	$845	$—	$3,262
Depreciation and tooling amortization	1,525	578	—	2,103
Other amortization	32	(393)	—	(361)
Provision for credit and insurance losses	(1)	(35)	—	(36)
Pension and OPEB expense/(income)	(318)	—	—	(318)
Equity investment dividends received in excess of (earnings)/losses	73	(5)	—	68
Foreign currency adjustments	301	49	—	350
Net unrealized (gain)/loss on Other Investments	(914)	—	—	(914)
Net (gain)/loss on changes in investments in affiliates	(165)	(1)	—	(166)
Stock compensation	39	2	—	41
Provision for deferred income taxes	414	13	—	427
Decrease/(Increase) in finance receivables (wholesale and other)	—	2,699	—	2,699
Decrease/(Increase) in intersegment receivables/payables	(772)	772	—	—
Decrease/(Increase) in accounts receivable and other assets	(624)	36	—	(588)
Decrease/(Increase) in inventory	(2,176)	—	—	(2,176)
Increase/(Decrease) in accounts payable and accrued and other liabilities	397	(204)	—	193
Other	(125)	33	—	(92)
Interest supplements and residual value support to Ford Credit	(609)	609	—	—
Net cash provided by/(used in) operating activities	$(506)	$4,998	$—	$4,492

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,358)	$(10)	$—	$(1,368)
Acquisitions of finance receivables and operating leases	—	(11,695)	—	(11,695)
Collections of finance receivables and operating leases	—	12,482	—	12,482
Proceeds from sale of business	7	—	—	7
Purchases of marketable and other investments	(7,879)	(3,701)	—	(11,580)
Sales and maturities of marketable securities and other investments	7,088	4,598	—	11,686
Settlements of derivatives	(25)	56	—	31
Other	(54)	—	—	(54)
Investing activity (to)/from other segments	1,000	—	(1,000)	—
Net cash provided by/(used in) investing activities	$(1,221)	$1,730	$(1,000)	$(491)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(3)	$—	$—	$(3)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(295)	568	—	273
Proceeds from issuance of long-term debt	2,300	4,631	—	6,931
Principal payments on long-term debt	(78)	(14,814)	—	(14,892)
Other	(91)	(11)	—	(102)
Financing activity to/(from) other segments	—	(1,000)	1,000	—
Net cash provided by/(used in) financing activities	$1,833	$(10,626)	$1,000	$(7,793)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(26)	$(67)	$—	$(93)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2021
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$33,565	$2,663	$36,228
Total costs and expenses	32,140	1,624	33,764
Operating income/(loss)	1,425	1,039	2,464
Interest expense on Company debt excluding Ford Credit	473	—	473
Other income/(loss), net	1,954	(82)	1,872
Equity in net income/(loss) of affiliated companies	74	5	79
Income/(Loss) before income taxes	2,980	962	3,942
Provision for/(Benefit from) income taxes	563	117	680
Net income/(loss)	2,417	845	3,262
Less: Income/(Loss) attributable to noncontrolling interests	—	—	—
Net income/(loss) attributable to Ford Motor Company	$2,417	$845	$3,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2021
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$10,957	$10,869	$—	$21,826
Marketable securities	20,333	3,948	—	24,281
Ford Credit finance receivables, net	—	40,664	—	40,664
Trade and other receivables, net	3,973	6,475	—	10,448
Inventories	12,742	—	—	12,742
Assets held for sale	321	14	—	335
Other assets	2,303	1,333	—	3,636
Receivable from other segments	158	1,075	(1,233)	—
Total current assets	50,787	64,378	(1,233)	113,932

Ford Credit finance receivables, net	—	52,570	—	52,570
Net investment in operating leases	1,251	26,560	—	27,811
Net property	36,141	220	—	36,361
Equity in net assets of affiliated companies	4,564	130	—	4,694
Deferred income taxes	11,937	166	—	12,103
Other assets	11,057	2,291	—	13,348
Receivable from other segments	—	34	(34)	—
Total assets	$115,737	$146,349	$(1,267)	$260,819

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$22,365	$1,127	$—	$23,492
Other liabilities and deferred revenue	19,661	1,334	—	20,995
Debt payable within one year	1,061	48,410	—	49,471
Liabilities held for sale	291	—	—	291
Payable to other segments	1,233	—	(1,233)	—
Total current liabilities	44,611	50,871	(1,233)	94,249

Other liabilities and deferred revenue	27,445	1,262	—	28,707
Long-term debt	24,819	78,382	—	103,201
Deferred income taxes	164	524	—	688
Payable to other segments	34	—	(34)	—
Total liabilities	$97,073	$131,039	$(1,267)	$226,845

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At March 31, 2021, total equity attributable to Ford was $33.8 billion, an increase of $3.1 billion compared with December 31, 2020. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$3.3
Common stock issued	(0.1)
Other comprehensive income	(0.1)
Total	$3.1

U.S. Sales by Type. The following table shows first quarter 2021 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	277,233	257,240
SUVs	216,899	186,032
Cars	27,202	16,135
Total Vehicles	521,334	459,407

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Update (“ASU”) which is not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2023
__________
(a)Early adoption of the standard is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2021, was a liability of $706 million, compared with a liability of $487 million as of December 31, 2020. The potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would have been $2.4 billion at March 31, 2021, compared with $2.5 billion at December 31, 2020.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2021, was an asset of $195 million, compared with an asset of $105 million at December 31, 2020. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices would have been $164 million at March 31, 2021, compared with $141 million at December 31, 2020.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2021, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $1 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

Transition from LIBOR to Alternative Reference Rates

We and our affiliates, including Ford Credit, have been working to transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and intend to rely exclusively on alternative reference rates for new contracts after 2021.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

ENVIRONMENTAL MATTERS

We have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1 million.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 28 of our 2020 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The state assessments are part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2021, Ford issued $2.3 billion in aggregate principal amount of 0% Convertible Senior Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are unsecured, senior obligations of Ford.

The principal initial purchasers of the notes were Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Capital Inc., BNP Paribas Securities Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Commerz Markets LLC, Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Lloyds Securities Inc., SG Americas Securities, LLC, and SMBC Nikko Securities America, Inc.

The notes will not bear regular interest, and the principal amount of the notes will not accrete. The notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted. Ford may not redeem the notes prior to March 20, 2024. On or after March 20, 2024, Ford may redeem for cash all or any portion of the notes, at its option, if the last reported sale price of Ford’s Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day preceding the date on which Ford provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.

The initial conversion rate for the notes is 57.1886 shares of Ford’s Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $17.49 per share). Prior to December 15, 2025, the notes will be convertible at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods as set forth in the indenture for the notes, and as described in more detail in Note 14 of the Notes to the Financial Statements. Thereafter, the notes will be convertible at the option of the noteholders at any time regardless of these conditions. Conversions of the notes will be settled in cash up to the aggregate principal amount of the notes to be converted and cash, shares of Ford’s Common Stock, or a combination thereof, at Ford’s election, for the remainder, if any, of Ford’s conversion obligation in excess of the aggregate principal amount of the notes being converted.

Ford intends to use the net proceeds of $2,266,725,000 after deducting the initial purchasers’ discount and expenses from the offering of the notes for general corporate purposes, including the potential repayment of debt.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Incentive Compensation Plan Metrics for 2021.	Filed with this Report.
Exhibit 10.2	Performance-Based Restricted Stock Unit Metrics for 2021.	Filed with this Report.
Exhibit 10.3	Agreement between Ford Motor Company and Jon M. Huntsman, Jr. dated April 12, 2021.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	April 28, 2021