Form 10-Q
period 2021-06-30
FORD MOTOR CO
filed 2021-07-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

or

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

As of July 23, 2021, Ford had outstanding 3,923,912,316 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 70

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2020	2021
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(875)	$3,815
Depreciation and tooling amortization	4,802	3,639
Other amortization	(590)	(715)
Provision for credit and insurance losses	779	(196)
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 13)	(454)	(808)
Equity investment dividends received in excess of (earnings)/losses	169	52
Foreign currency adjustments	113	222
Net unrealized (gain)/loss on Other Investments (Note 10)	8	(917)
Net (gain)/loss on changes in investments in affiliates (Note 4)	(3,480)	(332)
Stock compensation	107	183
Provision for deferred income taxes	655	345
Decrease/(Increase) in finance receivables (wholesale and other)	9,772	10,465
Decrease/(Increase) in accounts receivable and other assets	220	(905)
Decrease/(Increase) in inventory	66	(2,929)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(2,485)	(6,438)
Other	(165)	(233)
Net cash provided by/(used in) operating activities	8,642	5,248

Cash flows from investing activities
Capital spending	(2,955)	(2,881)
Acquisitions of finance receivables and operating leases	(27,113)	(23,959)
Collections of finance receivables and operating leases	22,923	26,782
Proceeds from sale of business (Note 17)	1,340	144
Purchases of marketable securities and other investments	(19,624)	(17,593)
Sales and maturities of marketable securities and other investments	10,804	23,853
Settlements of derivatives	73	(205)
Other	337	37
Net cash provided by/(used in) investing activities	(14,215)	6,178

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(596)	(3)
Purchases of common stock	—	—
Net changes in short-term debt	(789)	890
Proceeds from issuance of long-term debt	44,303	11,688
Principal payments on long-term debt	(23,345)	(26,683)
Other	(182)	(90)
Net cash provided by/(used in) financing activities	19,391	(14,198)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(378)	(1)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$13,440	$(2,773)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$17,741	$25,935
Net increase/(decrease) in cash, cash equivalents, and restricted cash	13,440	(2,773)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$31,181	$23,162

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2020	2021	2020	2021
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$16,625	$24,128	$47,967	$57,682
Ford Credit	2,739	2,603	5,706	5,266
Mobility	7	21	18	32
Total revenues (Note 3)	19,371	26,752	53,691	62,980

Costs and expenses
Cost of sales	17,932	22,904	48,454	52,201
Selling, administrative, and other expenses	1,965	2,877	4,397	5,720
Ford Credit interest, operating, and other expenses	2,233	993	5,157	2,617
Total costs and expenses	22,130	26,774	58,008	60,538
Operating income/(loss)	(2,759)	(22)	(4,317)	2,442
Interest expense on Company debt excluding Ford Credit	450	453	677	926
Other income/(loss), net (Note 4, Note 10, and Note 17)	4,318	1,159	4,998	3,031
Equity in net income/(loss) of affiliated companies	(25)	51	(66)	130
Income/(Loss) before income taxes	1,084	735	(62)	4,677
Provision for/(Benefit from) income taxes	(34)	182	813	862
Net income/(loss)	1,118	553	(875)	3,815
Less: Income/(Loss) attributable to noncontrolling interests	1	(8)	1	(8)
Net income/(loss) attributable to Ford Motor Company	$1,117	$561	$(876)	$3,823

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.28	$0.14	$(0.22)	$0.96
Diluted income/(loss)	0.28	0.14	(0.22)	0.95

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,975	3,992	3,969	3,986
Diluted shares	3,992	4,028	3,969	4,022

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2020	2021	2020	2021
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$1,118	$553	$(875)	$3,815
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(102)	(10)	(1,555)	279
Marketable securities	99	(10)	113	(75)
Derivative instruments	(24)	112	668	(189)
Pension and other postretirement benefits	17	12	31	13
Total other comprehensive income/(loss), net of tax	(10)	104	(743)	28
Comprehensive income/(loss)	1,108	657	(1,618)	3,843
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	(6)	1	(6)
Comprehensive income/(loss) attributable to Ford Motor Company	$1,107	$663	$(1,619)	$3,849

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	June 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,243	$22,955
Marketable securities (Note 7)	24,718	18,081
Ford Credit finance receivables, net of allowance for credit losses of $394 and $341 (Note 8)	42,401	34,339
Trade and other receivables, less allowances of $84 and $55	9,993	8,750
Inventories (Note 9)	10,808	13,593
Other assets	3,581	3,557
Total current assets	116,744	101,275
Ford Credit finance receivables, net of allowance for credit losses of $911 and $720 (Note 8)	55,277	51,836
Net investment in operating leases	27,951	27,562
Net property	37,083	36,723
Equity in net assets of affiliated companies	4,901	4,582
Deferred income taxes	12,423	12,271
Other assets	12,882	14,283
Total assets	$267,261	$248,532

LIABILITIES
Payables	$22,204	$18,593
Other liabilities and deferred revenue (Note 12 and Note 20)	23,645	18,869
Debt payable within one year (Note 14)
Company excluding Ford Credit	1,374	2,136
Ford Credit	49,969	43,876
Total current liabilities	97,192	83,474
Other liabilities and deferred revenue (Note 12 and Note 20)	28,379	28,586
Long-term debt (Note 14)
Company excluding Ford Credit	22,633	23,776
Ford Credit	87,708	77,129
Deferred income taxes	538	783
Total liabilities	236,450	213,748

EQUITY
Common Stock, par value $0.01 per share (4,041 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,290	22,408
Retained earnings	18,243	22,062
Accumulated other comprehensive income/(loss) (Note 18)	(8,294)	(8,268)
Treasury stock	(1,590)	(1,579)
Total equity attributable to Ford Motor Company	30,690	34,664
Equity attributable to noncontrolling interests	121	120
Total equity	30,811	34,784
Total liabilities and equity	$267,261	$248,532

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2020	June 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$7,555
Ford Credit finance receivables, net	51,472	44,157
Net investment in operating leases	12,794	8,426
Other assets	—	5
LIABILITIES
Other liabilities and deferred revenue	$56	$19
Debt	46,770	39,861

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common Stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698
Net income/(loss)	—	—	1,117	—	—	1,117	1	1,118
Other comprehensive income/(loss), net	—	—	—	(10)	—	(10)	—	(10)
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	6	6	(18)	(12)
Dividends and dividend equivalents declared (b)	—	—	1	—	—	1	—	1
Balance at June 30, 2020	$41	$22,210	$18,645	$(8,471)	$(1,601)	$30,824	$31	$30,855

Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common Stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974
Net income/(loss)	—	—	561	—	—	561	(8)	553
Other comprehensive income/(loss), net	—	—	—	102	—	102	2	104
Common Stock issued (a)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	6	6	(20)	(14)
Dividends and dividend equivalents declared (b)	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2021	$41	$22,408	$22,062	$(8,268)	$(1,579)	$34,664	$120	$34,784
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2020
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$15,406	$—	$15,406
Used vehicles	533	—	533
Services and other revenue (a)	608	44	652
Revenues from sales and services	16,547	44	16,591

Leasing income	85	1,401	1,486
Financing income	—	1,261	1,261
Insurance income	—	33	33
Total revenues	$16,632	$2,739	$19,371

	Second Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$22,663	$—	$22,663
Used vehicles	752	—	752
Services and other revenue (a)	656	48	704
Revenues from sales and services	24,071	48	24,119

Leasing income	78	1,367	1,445
Financing income	—	1,174	1,174
Insurance income	—	14	14
Total revenues	$24,149	$2,603	$26,752

	First Half 2020
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,247	$—	$45,247
Used vehicles	1,464	—	1,464
Services and other revenue (a)	1,131	85	1,216
Revenues from sales and services	47,842	85	47,927

Leasing income	143	2,860	3,003
Financing income	—	2,686	2,686
Insurance income	—	75	75
Total revenues	$47,985	$5,706	$53,691

	First Half 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$54,798	$—	$54,798
Used vehicles	1,497	—	1,497
Services and other revenue (a)	1,264	64	1,328
Revenues from sales and services	57,559	64	57,623

Leasing income	155	2,747	2,902
Financing income	—	2,417	2,417
Insurance income	—	38	38
Total revenues	$57,714	$5,266	$62,980
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase related to revenue recognized in prior periods of $48 million and $214 million in the second quarter of 2020 and 2021, respectively.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4.3 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2020 and June 30, 2021, respectively. We expect to recognize approximately $700 million of the unearned amount in the remainder of 2021, $1.3 billion in 2022, and $2.3 billion thereafter. We recognized $276 million and $336 million of unearned amounts as revenue during the second quarter of 2020 and 2021, respectively, and $606 million and $678 million in the first half of 2020 and 2021, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $283 million and $304 million in deferred costs as of December 31, 2020 and June 30, 2021, respectively. We recognized $19 million of amortization during the second quarter of both 2020 and 2021 and $39 million in the first half of both 2020 and 2021.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Net periodic pension and OPEB income/(cost), excluding service cost	$544	$768	$995	$1,380
Investment-related interest income	122	64	284	136
Interest income/(expense) on income taxes	12	—	(11)	(3)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (Note 10)	47	7	15	906
Gains/(Losses) on changes in investments in affiliates (Note 17)	3,465	166	3,480	332
Royalty income	94	128	183	299
Other	34	26	52	(19)
Total	$4,318	$1,159	$4,998	$3,031

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Net income/(loss) attributable to Ford Motor Company	$1,117	$561	$(876)	$3,823

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,975	3,992	3,969	3,986
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	17	36	—	36
Diluted shares	3,992	4,028	3,969	4,022
__________
(a)In the first half of 2020, there were 25 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2020
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,940	$3,255	$6,195
U.S. government agencies	2	850	640	1,490
Non-U.S. government and agencies	2	600	717	1,317
Corporate debt	2	605	970	1,575
Total marketable securities classified as cash equivalents		4,995	5,582	10,577
Cash, time deposits, and money market funds		5,899	8,767	14,666
Total cash and cash equivalents		$10,894	$14,349	$25,243

Marketable securities
U.S. government	1	$4,709	$1,082	$5,791
U.S. government agencies	2	3,259	485	3,744
Non-U.S. government and agencies	2	4,448	2,693	7,141
Corporate debt	2	7,095	308	7,403
Equities (a)	1	113	—	113
Other marketable securities	2	234	292	526
Total marketable securities		$19,858	$4,860	$24,718

Restricted cash		$45	$647	$692

		June 30, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,004	$416	$2,420
U.S. government agencies	2	200	50	250
Non-U.S. government and agencies	2	426	242	668
Corporate debt	2	—	795	795
Total marketable securities classified as cash equivalents		2,630	1,503	4,133
Cash, time deposits, and money market funds		6,387	12,435	18,822
Total cash and cash equivalents		$9,017	$13,938	$22,955

Marketable securities
U.S. government	1	$2,922	$550	$3,472
U.S. government agencies	2	2,263	225	2,488
Non-U.S. government and agencies	2	3,882	718	4,600
Corporate debt	2	6,621	293	6,914
Equities (a)	1	80	—	80
Other marketable securities	2	258	269	527
Total marketable securities		$16,026	$2,055	$18,081

Restricted cash		$64	$143	$207
__________
(a)Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2020 and June 30, 2021 were a $24 million gain and a $19 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,894	$44	$—	$2,938	$1,649	$1,286	$3
U.S. government agencies	2,588	15	—	2,603	772	1,629	202
Non-U.S. government and agencies	2,926	31	—	2,957	1,330	1,617	10
Corporate debt	7,482	102	(1)	7,583	3,566	3,987	30
Other marketable securities	212	3	—	215	1	147	67
Total	$16,102	$195	$(1)	$16,296	$7,318	$8,666	$312

	June 30, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,797	$21	$(1)	$2,817	$815	$2,002	$—
U.S. government agencies	2,157	10	(6)	2,161	230	1,204	727
Non-U.S. government and agencies	3,613	17	(6)	3,624	1,099	2,161	364
Corporate debt	6,504	60	(3)	6,561	2,546	3,899	116
Other marketable securities	236	2	(1)	237	64	171	2
Total	$15,307	$110	$(17)	$15,400	$4,754	$9,437	$1,209

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Company excluding Ford Credit
Sales proceeds	$2,452	$659	$4,317	$3,539
Gross realized gains	21	4	28	17
Gross realized losses	3	—	10	2

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$181	$—	$—	$—	$181	$—
U.S. government agencies	83	—	—	—	83	—
Non-U.S. government and agencies	164	—	10	—	174	—
Corporate debt	1,538	(1)	9	—	1,547	(1)
Other marketable securities	23	—	13	—	36	—
Total	$1,989	$(1)	$32	$—	$2,021	$(1)

	June 30, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$701	$(1)	$—	$—	$701	$(1)
U.S. government agencies	1,019	(6)	—	—	1,019	(6)
Non-U.S. government and agencies	1,163	(6)	—	—	1,163	(6)
Corporate debt	890	(3)	—	—	890	(3)
Other marketable securities	79	(1)	7	—	86	(1)
Total	$3,852	$(17)	$7	$—	$3,859	$(17)

We determine credit losses on AFS debt securities using the specific identification method. During the first half of 2021, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	June 30, 2021
Cash and cash equivalents	$25,243	$22,955
Restricted cash (a)	692	207
Total cash, cash equivalents, and restricted cash	$25,935	$23,162
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2020	June 30, 2021
Consumer
Retail installment contracts, gross	$73,631	$70,434
Finance leases, gross	8,431	8,132
Retail financing, gross	82,062	78,566
Unearned interest supplements	(3,987)	(3,358)
Consumer finance receivables	78,075	75,208
Non-Consumer
Dealer financing	20,908	12,028
Non-Consumer finance receivables	20,908	12,028
Total recorded investment	$98,983	$87,236

Recorded investment in finance receivables	$98,983	$87,236
Allowance for credit losses	(1,305)	(1,061)
Total finance receivables, net	$97,678	$86,175

Current portion	$42,401	$34,339
Non-current portion	55,277	51,836
Total finance receivables, net	$97,678	$86,175

Net finance receivables subject to fair value (a)	$89,651	$78,427
Fair value (b)	91,238	79,987
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2020 and 2021 was $77 million and $88 million, respectively, and for the first half of 2020 and 2021 was $172 million and $178 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2020 and June 30, 2021, accrued interest was $181 million and $133 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2020 and June 30, 2021, were consumer receivables of $43.7 billion and $38.7 billion, respectively, and non-consumer receivables of $16.4 billion and $12 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31 - 60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61 - 120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,518	6,648	13,704	20,822	32,716	77,190	98.9
Total	$845	$2,598	$6,782	$13,918	$21,040	$32,892	$78,075	100.0%

The credit quality analysis of consumer receivables at June 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$52	$60	$98	$114	$134	$24	$482	0.6%
61 - 120 days past due	9	13	23	29	31	7	112	0.2
Greater than 120 days past due	13	7	9	10	8	—	47	0.1
Total past due	74	80	130	153	173	31	641	0.9
Current	1,747	4,419	9,952	16,768	28,228	13,453	74,567	99.1
Total	$1,821	$4,499	$10,082	$16,921	$28,401	$13,484	$75,208	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total	Percent
Group I	$503	$129	$110	$188	$70	$248	$1,248	$13,160	$14,408	68.9%
Group II	38	20	11	35	3	87	194	4,680	4,874	23.3
Group III	9	—	3	19	3	35	69	1,464	1,533	7.3
Group IV	2	—	—	—	2	6	10	83	93	0.5
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$19,387	$20,908	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

The credit quality analysis of dealer financing receivables at June 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$530	$87	$178	$52	$115	$175	$1,137	$6,993	$8,130	67.6%
Group II	15	7	33	3	15	96	169	2,806	2,975	24.7
Group III	17	1	5	2	3	35	63	797	860	7.2
Group IV	—	—	—	4	1	5	10	53	63	0.5
Total (a)	$562	$95	$216	$61	$134	$311	$1,379	$10,649	$12,028	100.0%
__________
(a)Total past due dealer financing receivables at June 30, 2021 were $56 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2020			First Half 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,157	$74	$1,231	$496	$17	$513
Adoption of ASU 2016-13 (a)	—	—	—	247	5	252
Charge-offs	(80)	—	(80)	(225)	(1)	(226)
Recoveries	33	1	34	76	3	79
Provision for credit losses	94	(1)	93	628	51	679
Other (b)	7	—	7	(11)	(1)	(12)
Ending balance	$1,211	$74	$1,285	$1,211	$74	$1,285

	Second Quarter 2021			First Half 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,170	$53	$1,223	$1,245	$60	$1,305
Charge-offs	(55)	(3)	(58)	(152)	(3)	(155)
Recoveries	55	2	57	108	5	113
Provision for credit losses	(154)	(12)	(166)	(184)	(22)	(206)
Other (b)	6	(1)	5	5	(1)	4
Ending balance	$1,022	$39	$1,061	$1,022	$39	$1,061
__________
(a)Cumulative pre-tax adjustments related to the adoption of ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, were recorded in retained earnings as of January 1, 2020.
(b)Primarily represents amounts related to translation adjustments.

The allowance for credit losses considers economic conditions attributable to the COVID-19 pandemic. The allowance reflects economic uncertainty and an expectation of continued higher unemployment, which increases the probability of default and loss given default rates used in Ford Credit’s estimate of the lifetime expected credit losses for its consumer portfolio, especially in the United States.

During the second quarter and first half of 2021, the allowance for credit losses decreased $162 million and $244 million, respectively, primarily reflecting improvement in the economic outlook that caused Ford Credit to lower its expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs remained low in the second quarter and first half ended June 30, 2021, due in part to government stimulus, changes in consumer spending behavior, and high vehicle collateral values, the impact of COVID-19 on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2020	June 30, 2021
Raw materials, work-in-process, and supplies	$4,676	$5,578
Finished products	6,132	8,015
Total inventories	$10,808	$13,593

Finished products at June 30, 2021 in the table above include vehicles completed but awaiting installation of components affected by the semiconductor supply shortage, after which, they will proceed through an additional quality review process prior to being shipped to our dealers.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.7 billion and $2.9 billion at December 31, 2020 and June 30, 2021, respectively. The increase from December 31, 2020 primarily reflects an observable event of $902 million (measured using an option pricing model) for our investment in Rivian, reported in Other income/(loss), net on our consolidated income statements. The cumulative net unrealized gain from adjustments related to Other Investments held at June 30, 2021 is $1.2 billion.

In July 2021, we purchased $415 million of Rivian’s unsecured senior convertible notes, which will be reflected in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2021.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $258 million and $741 million at December 31, 2020 and June 30, 2021, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets. The increase from December 31, 2020 reflects the acquisitions of Getrag Ford Transmissions GmbH in March 2021 and Electriphi, Inc. in June 2021 (see Note 17).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	June 30, 2021
Current
Dealer and dealers’ customer allowances and claims	$12,702	$8,610
Deferred revenue	2,161	2,418
Employee benefit plans	1,752	1,574
Accrued interest	1,215	999
OPEB (a)	339	341
Pension (a)	193	193
Operating lease liabilities	323	340
Other	4,960	4,394
Total current other liabilities and deferred revenue	$23,645	$18,869
Non-current
Pension (a)	$10,738	$10,258
OPEB (a)	6,236	6,193
Dealer and dealers’ customer allowances and claims	3,072	3,470
Deferred revenue	4,559	4,649
Operating lease liabilities	991	969
Employee benefit plans	1,074	1,075
Other	1,709	1,972
Total non-current other liabilities and deferred revenue	$28,379	$28,586
__________
(a)Balances at June 30, 2021 reflect pension and OPEB liabilities at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020. Included in Other assets are pension assets of $4.3 billion and $5.5 billion at December 31, 2020 and June 30, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Service cost	$130	$127	$127	$139	$11	$12
Interest cost	323	239	130	109	41	32
Expected return on assets	(699)	(664)	(254)	(284)	—	—
Amortization of prior service costs/(credits)	1	—	8	7	(4)	(3)
Net remeasurement (gain)/loss	4	(182)	(152)	(81)	—	—
Separation programs/other	3	3	33	47	1	—
Settlements and curtailments	4	10	17	(1)	—	—
Net periodic benefit cost/(income)	$(234)	$(467)	$(91)	$(64)	$49	$41

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Service cost	$260	$265	$258	$283	$23	$24
Interest cost	646	462	263	208	84	64
Expected return on assets	(1,398)	(1,366)	(521)	(569)	—	—
Amortization of prior service costs/(credits)	2	1	17	12	(8)	(6)
Net remeasurement (gain)/loss	4	241	(232)	(565)	58	—
Separation programs/other	13	5	57	84	—	—
Settlements and curtailments	4	49	18	—	(2)	—
Net periodic benefit cost/(income)	$(469)	$(343)	$(140)	$(547)	$155	$82

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the second quarter of 2020 and 2021, we recognized $51 million and $46 million, respectively, of expenses related to ongoing global redesign programs. In the first half of 2020 and 2021, we recognized $75 million and $84 million, respectively, of expenses related to ongoing global redesign programs. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2021, we expect to contribute between $700 million and $800 million of cash to our global funded pension plans. We also expect to make about $390 million of benefit payments to participants in unfunded plans. In the first half of 2021, we contributed $393 million to our worldwide funded pension plans and made $193 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2020	June 30, 2021
Company excluding Ford Credit
Debt payable within one year
Short-term	$613	$301
Long-term payable within one year
Public unsecured debt securities	180	266
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	148	1,138
Other debt	434	429
Unamortized (discount)/premium	(1)	2
Total debt payable within one year	1,374	2,136
Long-term debt payable after one year
Public unsecured debt securities	18,877	18,792
Convertible notes	—	2,300
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program	1,064	—
U.K. Export Finance Program	854	867
Other debt	768	758
Unamortized (discount)/premium	(242)	(231)
Unamortized issuance costs	(188)	(210)
Total long-term debt payable after one year	22,633	23,776
Total Company excluding Ford Credit	$24,007	$25,912
Fair value of Company debt excluding Ford Credit (a)	$27,794	$30,401
Ford Credit
Debt payable within one year
Short-term	$11,429	$12,558
Long-term payable within one year
Unsecured debt	17,185	14,100
Asset-backed debt	21,345	17,220
Unamortized (discount)/premium	2	2
Unamortized issuance costs	(17)	(15)
Fair value adjustments (b)	25	11
Total debt payable within one year	49,969	43,876
Long-term debt payable after one year
Unsecured debt	54,197	48,402
Asset-backed debt	32,276	28,019
Unamortized (discount)/premium	28	31
Unamortized issuance costs	(235)	(217)
Fair value adjustments (b)	1,442	894
Total long-term debt payable after one year	87,708	77,129
Total Ford Credit	$137,677	$121,005
Fair value of Ford Credit debt (a)	$139,796	$123,838
__________
(a)At December 31, 2020 and June 30, 2021, the fair value of debt includes $529 million and $38 million of Company excluding Ford Credit short-term debt and $10.4 billion and $11.9 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $246 million at December 31, 2020 and June 30, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $40.6 billion at December 31, 2020 and June 30, 2021, respectively.

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

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. During the second quarter and first half of 2021, the conditions allowing holders of the notes to convert were not met.

The notes were issued at par and fees associated with the issuance of these notes are amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. Amortization of issuance costs was $2 million for both the second quarter and first half of 2021. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of June 30, 2021 was approximately $2.5 billion. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our second quarter or first half of 2021 diluted EPS as the average market price of our Common Stock during the reporting period did not exceed the conversion price of the notes.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2020	2021	2020	2021
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(4)	$(173)	$(74)	$(188)
Commodity contracts (b)	(14)	20	(28)	28
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	68	100	96	201
Fair value changes on hedging instruments	112	103	1,222	(538)
Fair value changes on hedged debt	(98)	(87)	(1,191)	503
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(1)	—	(4)
Fair value changes on hedging instruments	—	11	—	(39)
Fair value changes on hedged debt	—	(11)	—	33
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(274)	(147)	312	86
Cross-currency interest rate swap contracts	154	49	3	(196)
Interest rate contracts	(12)	6	(86)	(25)
Commodity contracts	12	73	(31)	128
Total	$(56)	$(57)	$223	$(11)
__________
(a)For the second quarter and first half of 2020, an $81 million loss and an $816 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2021, a $110 million loss and a $571 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the second quarter and first half of 2020, a $17 million gain and an $84 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2021, a $100 million gain and a $180 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2020, a $231 million loss and a $145 million gain, respectively, were reported in Cost of sales, and a $43 million loss and a $167 million gain, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2021, a $103 million loss and a $78 million gain, respectively, were reported in Cost of sales, and a $44 million loss and an $8 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			June 30, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,860	$47	$383	$12,738	$15	$618
Commodity contracts	703	40	5	790	172	—
Fair value hedges
Interest rate contracts	26,924	1,331	4	26,296	998	152
Cross-currency interest rate swap contracts	885	46	—	885	20	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	25,956	172	399	23,258	185	266
Cross-currency interest rate swap contracts	6,849	557	1	6,565	317	17
Interest rate contracts	70,318	663	439	56,754	381	249
Commodity contracts	599	74	4	827	112	7
Total derivative financial instruments, gross (a) (b)	$148,094	$2,930	$1,235	$128,113	$2,200	$1,309

Current portion		$974	$859		$977	$767
Non-current portion		1,956	376		1,223	542
Total derivative financial instruments, gross		$2,930	$1,235		$2,200	$1,309
__________
(a)At December 31, 2020 and June 30, 2021, we held collateral of $9 million and $5 million, respectively, and we posted collateral of $96 million and $64 million, respectively.
(b)At December 31, 2020 and June 30, 2021, the fair value of assets and liabilities available for counterparty netting was $505 million and $573 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

In December 2020, Ford Brazil committed to a plan to exit manufacturing operations in Brazil, which will result in the closure of facilities in Camaçari, Taubaté, and Troller in 2021. Operations supporting new vehicle production ceased at Camaçari and Taubaté in January 2021; limited service parts production to build inventories for aftermarket sales ceased in the second quarter of 2021. The Troller plant will cease operations in the fourth quarter of 2021. These actions will not result in Ford Brazil being substantially liquidated, as it will continue with imported vehicle sales and customer support operations, and maintain the product development center in Bahia, the proving grounds in Tatuí, São Paulo, and the regional headquarters in São Paulo.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Other Global Redesign Actions. In 2018, we announced our plan to end production at the Ford Aquitaine Industries plant in Bordeaux, France. We ceased production and closed the facility in July 2019. In March 2019, we announced our plan to phase-out the production of the C-Max at the Saarlouis Body and Assembly Plant in Germany. We ceased production of the C-Max in June 2019. In March 2021, we announced our plan to phase-out the production of the Mondeo at the Valencia Plant in Spain. In addition, we are continuing to reduce our global workforce and take other restructuring actions.

The following table summarizes the redesign-related activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Beginning balance	$601	$1,499	$734	$1,732
Changes in accruals (a)	26	176	94	369
Payments	(99)	(966)	(271)	(1,257)
Foreign currency translation	(4)	130	(33)	(5)
Ending balance	$524	$839	$524	$839
__________
(a)Excludes pension costs of $51 million and $46 million in the second quarter of 2020 and 2021, respectively, and $75 million and $84 million in the first half of 2020 and 2021, respectively.

We also recorded $36 million and $86 million in the second quarter of 2020 and 2021, respectively, and $50 million and $388 million in the first half of 2020 and 2021, respectively, for accelerated depreciation and other non-cash items.

We estimate that we will incur about $2 billion of total charges in 2021 related to the actions above, primarily attributable to employee separations, accelerated depreciation, and dealer and supplier settlements. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

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

Ford Credit

In June 2021, Ford Credit announced the plan of its subsidiaries in Brazil and Argentina to cease originating receivables by the end of 2021 and begin the process of selling or otherwise winding down their operations in those markets. We recorded approximately $10 million related to employee separation costs in Ford Credit interest, operating, and other expenses, the majority of which will be paid in 2021.

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at June 30, 2021 of about $360 million are associated with Ford Credit’s investments in Brazil and Argentina that we no longer plan to operate. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Electriphi, Inc. (“Electriphi”). On June 18, 2021, we acquired Electriphi, a California-based provider of charging management and fleet monitoring software for electric vehicles. Assets acquired primarily include goodwill, reported in Other assets (see Note 11) and software, reported in Net property. We are in the process of finalizing the purchase accounting for the acquisition and may further revise the purchase price allocation. The acquisition did not have a material impact on our financial statements.

Ford Lio Ho Motor Co., Ltd. (“FLH”). On April 1, 2021, we completed the sale of our controlling financial interest in FLH and its wholly owned subsidiary FLH Marketing & Service Limited, which resulted in deconsolidation of our Ford Taiwan subsidiary in the second quarter of 2021. FLH will continue to import, manufacture, and sell Ford-branded vehicles through at least 2025. We recognized a pre-tax gain of $161 million, which is reported in Other income/(loss), net in the second quarter of 2021.

Getrag Ford Transmissions GmbH (“GFT”). Prior to March 2021, Ford and Magna International Inc. (“Magna”) equally owned and operated the GFT joint venture for the purpose of developing, manufacturing, and selling transmissions. We accounted for our investment in GFT as an equity method investment. During the first quarter of 2021 and prior to our acquisition, GFT recorded restructuring charges, of which our share was $40 million. These charges are included in Equity in net income/(loss) of affiliated companies.

On March 1, 2021, we acquired Magna’s shares in the restructured GFT. The purchase price, which is subject to post-closing revisions, presently is estimated at $274 million. We expect that the purchase price revisions will be finalized in the second half of 2021. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant will continue under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $274 million fair value, and recognized a pre-tax gain of $161 million in Other income/(loss), net in the first half of 2021. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT. See Note 11 for information about goodwill recognized as part of this transaction.

Argo AI, LLC (“Argo AI”). On June 1, 2020, we completed a transaction with Volkswagen AG (“VW”) that reduced our ownership interest in the autonomous vehicle technology company Argo AI and resulted in Ford and VW holding equal interests in Argo AI, with the remaining interest consisting of incentive units and founders’ equity. The transaction involved us selling a portion of our Argo AI equity to VW for $500 million and VW making additional investments in Argo AI, including contributing its Autonomous Intelligent Driving company. As a result of the transaction, we deconsolidated Argo AI, remeasured our retained investment in Argo AI at fair value, and recognized a $3.5 billion pre-tax gain in Other income/(loss), net, of which $2.9 billion related to our retained investment in Argo AI. Our retained investment in Argo AI consists of an equity method investment and a preferred equity security investment, reflected on our consolidated balance sheets in Equity in net assets of affiliated companies and Other assets, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Foreign currency translation
Beginning balance	$(6,079)	$(5,237)	$(4,626)	$(5,526)
Gains/(Losses) on foreign currency translation	(141)	(46)	(1,547)	348
Less: Tax/(Tax benefit)	(50)	(30)	(23)	67
Net gains/(losses) on foreign currency translation	(91)	(16)	(1,524)	281
(Gains)/Losses reclassified from AOCI to net income (a)	(11)	4	(31)	(4)
Other comprehensive income/(loss), net of tax (b)	(102)	(12)	(1,555)	277
Ending balance	$(6,181)	$(5,249)	$(6,181)	$(5,249)

Marketable securities
Beginning balance	$85	$91	$71	$156
Gains/(Losses) on available for sale securities	146	(10)	165	(86)
Less: Tax/(Tax benefit)	33	(3)	38	(22)
Net gains/(losses) on available for sale securities	113	(7)	127	(64)
(Gains)/Losses reclassified from AOCI to net income	(18)	(4)	(18)	(15)
Less: Tax/(Tax benefit)	(4)	(1)	(4)	(4)
Net (gains)/losses reclassified from AOCI to net income	(14)	(3)	(14)	(11)
Other comprehensive income/(loss), net of tax	99	(10)	113	(75)
Ending balance	$184	$81	$184	$81

Derivative instruments
Beginning balance	$204	$(567)	$(488)	$(266)
Gains/(Losses) on derivative instruments	(64)	(10)	732	(391)
Less: Tax/(Tax benefit)	(23)	(3)	150	(77)
Net gains/(losses) on derivative instruments	(41)	(7)	582	(314)
(Gains)/Losses reclassified from AOCI to net income	18	153	102	160
Less: Tax/(Tax benefit)	1	34	16	35
Net (gains)/losses reclassified from AOCI to net income (c)	17	119	86	125
Other comprehensive income/(loss), net of tax	(24)	112	668	(189)
Ending balance	$180	$(455)	$180	$(455)

Pension and other postretirement benefits
Beginning balance	$(2,671)	$(2,657)	$(2,685)	$(2,658)
Amortization and recognition of prior service costs/(credits)	22	17	26	20
Less: Tax/(Tax benefit)	3	3	4	4
Net prior service costs/(credits) reclassified from AOCI to net income	19	14	22	16
Translation impact on non-U.S. plans	(2)	(2)	9	(3)
Other comprehensive income/(loss), net of tax	17	12	31	13
Ending balance	$(2,654)	$(2,645)	$(2,654)	$(2,645)

Total AOCI ending balance at June 30	$(8,471)	$(8,268)	$(8,471)	$(8,268)
__________
(a)Reclassified to Other income/(loss), net.
(b)In 2021, excludes a gain of $2 million related to noncontrolling interests.
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $304 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and loans and was $3 billion at both December 31, 2020 and June 30, 2021.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $346 million and $358 million at December 31, 2020 and June 30, 2021, respectively. The carrying value of recorded liabilities related to financial guarantees was $46 million and $27 million at December 31, 2020 and June 30, 2021, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $245 million and $518 million at December 31, 2020 and June 30, 2021, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $48 million and $69 million at December 31, 2020 and June 30, 2021, respectively.

Included in the $518 million of maximum potential payments at June 30, 2021 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $510 million as of June 30, 2021 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $69 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $1.7 billion, an increase of about $1.3 billion from March 31, 2021, reflecting an update to a customs matter.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2020	2021
Beginning balance	$5,702	$8,172
Payments made during the period	(1,945)	(2,169)
Changes in accrual related to warranties issued during the period	1,253	1,933
Changes in accrual related to pre-existing warranties	1,183	80
Foreign currency translation and other	(112)	(5)
Ending balance	$6,081	$8,011

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.1 billion in the aggregate.

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

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Company debt excluding Ford Credit. The underlying liability is reported in the Automotive segment and in Corporate Other.

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

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other		Interest on Debt	Special Items		Adjustments		Total
Second Quarter 2020
Revenues	$16,625	$7	$2,739	$—		$—	$—		$—		$19,371
Income/(loss) before income taxes	(2,063)	(286)	543	(140)		(450)	3,480	(a)	—		1,084
Equity in net income/(loss) of affiliated companies	(9)	(12)	2	—		—	(6)		—		(25)
Total assets	61,143	3,619	154,697	52,419		—	—		(2,512)	(b)	269,366

Second Quarter 2021
Revenues	$24,128	$21	$2,603	$—		$—	$—		$—		$26,752
Income/(loss) before income taxes	(95)	(182)	1,623	(264)		(453)	106	(c)	—		735
Equity in net income/(loss) of affiliated companies	79	(35)	9	—		—	(2)		—		51
Total assets	67,513	3,574	138,098	40,411		—	—		(1,064)	(b)	248,532

	Automotive	Mobility	Ford Credit	Corporate Other		Interest on Debt	Special Items		Adjustments		Total
First Half 2020
Revenues	$47,967	$18	$5,706	$—		$—	$—		$—		$53,691
Income/(loss) before income taxes	(2,217)	(571)	573	(363)		(677)	3,193	(a)	—		(62)
Equity in net income/(loss) of affiliated companies	(56)	(12)	8	—		—	(6)		—		(66)

First Half 2021
Revenues	$57,682	$32	$5,266	$—		$—	$—		$—		$62,980
Income/(loss) before income taxes	3,308	(379)	2,585	384	(d)	(926)	(295)	(c)	—		4,677
Equity in net income/(loss) of affiliated companies	253	(94)	14	1		—	(44)		—		130
__________
(a)Primarily reflects Global Redesign actions offset by a $3.5 billion gain on our investment in Argo AI as a result of the transaction with Argo AI and VW (see Note 17).
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Primarily reflects Global Redesign actions and mark-to-market adjustments for our global pension and OPEB plans.
(d)Includes the unrealized gain of $902 million related to the Rivian observable event (see Note 10).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The automotive industry continues to face a significant shortage of semiconductors, which has presented challenges and production disruptions globally, including at our assembly plants. Our initial outlook was for semiconductor supply chains to remain constrained through the second quarter of 2021, and we would have an opportunity to begin recovering lost production volumes in the second half of 2021. However, the industry faced another setback on March 19, 2021, when Renesas Electronics Corporation, a key supplier of semiconductors for the automotive industry and for us in particular, experienced a significant fire at its Naka Factory. Renesas now estimates that it will return to full capacity across its range of semiconductors at its Naka Factory later in the third quarter of 2021. We currently estimate that our production volumes in the second half of 2021 will be 30% higher than in the first half of 2021. Based on the overall recovery rate we are seeing for the industry, we continue to believe the automotive semiconductor shortage may not be fully resolved until 2022. For additional information regarding the semiconductor shortage, see the Outlook section on page 56.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

In the second quarter of 2021, the net income attributable to Ford Motor Company was $561 million, and Company adjusted EBIT was $1,082 million.

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

	Second Quarter		First Half
	2020	2021	2020	2021
Global Redesign
Europe	$(94)	$(165)	$(199)	$(259)
India	(15)	—	(18)	—
South America	(1)	(133)	(18)	(455)
Russia	(3)	5	17	8
China (including Taiwan)	(6)	158	(6)	157
Separations and Other (not included above)	—	(9)	(1)	(11)
Subtotal Global Redesign	$(119)	$(144)	$(225)	$(560)
Other Items
North America hourly buyouts	$—	$(3)	$(201)	$(10)
Gain on transaction with Argo AI	3,454	—	3,454	—
Transit Connect customs ruling	(3)	—	(5)	—
Subtotal Other Items	$3,451	$(3)	$3,248	$(10)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$148	$263	$170	$324
Pension settlements and curtailments	—	(10)	—	(49)
Subtotal Pension and OPEB Gain/(Loss)	$148	$253	$170	$275
Total EBIT Special Items	$3,480	$106	$3,193	$(295)

Cash effect of Global Redesign (incl. separations)	$(99)	$(970)	$(271)	$(1,315)

Provision for/(Benefit from) tax special items (a)	$955	$56	$1,742	$(43)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $106 million of pre-tax special items in the second quarter of 2021.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

COMPANY KEY METRICS

The table below shows our second quarter 2021 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2020	2021	H / (L)	2020	2021	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$9.1	$0.8	$(8.4)	$8.6	$5.2	$(3.4)
Revenue ($M)	19,371	26,752	38%	53,691	62,980	17%
Net Income/(Loss) ($M)	1,117	561	(556)	(876)	3,823	4,699
Net Income/(Loss) Margin (%)	5.8%	2.1%	(3.7) ppts	(1.6)%	6.1%	7.7 ppts
EPS (Diluted)	$0.28	$0.14	$(0.14)	$(0.22)	$0.95	$1.17

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(4.8)	$(5.1)	$(0.4)	$(6.9)	$(5.5)	$1.4
Company Adj. EBIT ($M)	(1,946)	1,082	3,028	(2,578)	5,898	8,476
Company Adj. EBIT Margin (%)	(10.0)%	4.0%	14.0 ppts	(4.8)%	9.4%	14.2 ppts
Adjusted EPS (Diluted)	$(0.35)	$0.13	$0.48	$(0.59)	$1.01	$1.60
Adjusted ROIC (Trailing Four Quarters)	(3.1)%	12.0%	15.1 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2021, our diluted earnings per share of Common and Class B Stock was $0.14 and our diluted adjusted earnings per share was $0.13.

Net income/(loss) margin was 2.1% in the second quarter of 2021, down 3.7 percentage points from a year ago. Company adjusted EBIT margin was 4.0% in the second quarter of 2021, up 14.0 percentage points from a year ago.

The year-over-year decrease of $556 million in net income/(loss) in the second quarter of 2021 reflects the non-recurrence of the gain on our investment in Argo AI as a result of the Volkswagen transaction in the second quarter of 2020, partially offset by improvements in Automotive EBIT and Ford Credit EBT. The year-over-year increase of $3 billion in Company adjusted EBIT in the second quarter of 2021 was driven by improvements in Automotive EBIT and Ford Credit EBT.

The table below shows our second quarter 2021 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Second Quarter			First Half
	2020	2021	H / (L)	2020	2021	H / (L)
Automotive	$(2,063)	$(95)	$1,968	$(2,217)	$3,308	$5,525
Mobility	(286)	(182)	104	(571)	(379)	192
Ford Credit	543	1,623	1,080	573	2,585	2,012
Corporate Other	(140)	(264)	(124)	(363)	384	747
Company Adjusted EBIT (a)	(1,946)	1,082	3,028	(2,578)	5,898	8,476
Interest on Debt	(450)	(453)	3	(677)	(926)	249
Special Items	3,480	106	3,374	3,193	(295)	3,488
Taxes / Noncontrolling Interests	33	(174)	207	(814)	(854)	40
Net Income/(Loss)	$1,117	$561	$(556)	$(876)	$3,823	$4,699
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Segment

The table below shows our second quarter 2021 Automotive segment EBIT by business unit (in millions).

	Second Quarter			First Half
	2020	2021	H / (L)	2020	2021	H / (L)
North America	$(946)	$194	$1,140	$(574)	$3,143	$3,717
South America	(165)	(86)	79	(277)	(159)	118
Europe	(667)	(284)	383	(816)	57	873
China (including Taiwan)	(136)	(123)	13	(376)	(138)	238
International Markets Group	(149)	204	353	(174)	405	579
Automotive Segment	$(2,063)	$(95)	$1,968	$(2,217)	$3,308	$5,525

The tables below and on the following pages provide second quarter 2021 key metrics and the change in second quarter 2021 EBIT compared with second quarter 2020 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	5.8%	4.9%	(0.9) ppts	5.9%	5.1%	(0.8) ppts
Wholesale Units (000)	645	764	119	1,771	1,826	55
Revenue ($M)	$16,625	$24,128	$7,503	$47,967	$57,682	$9,715
EBIT ($M)	(2,063)	(95)	1,968	(2,217)	3,308	5,525
EBIT Margin (%)	(12.4)%	(0.4)%	12.0 ppts	(4.6)%	5.7%	10.3 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(2,063)
Volume / Mix	406
Net Pricing	1,868
Cost	(859)
Exchange	247
Other	306
Second Quarter 2021 EBIT	$(95)

In the second quarter of 2021, wholesales increased 18% from a year ago, primarily reflecting the non-recurrence of the COVID-related production suspension, partially offset by semiconductor-related production losses. Second quarter 2021 revenue increased 45%, driven by higher wholesales, higher net pricing, favorable mix, and stronger currencies.

Our second quarter 2021 Automotive segment EBIT was a loss of $95 million, an improvement of $2 billion from a year ago, and our second quarter 2021 Automotive EBIT margin was negative 0.4%. The EBIT improvement was driven by higher net pricing (reflecting the strength of our product portfolio and lower incentives), mix improvement, favorable exchange, and lower warranty expense, partially offset by higher volume-related structural costs and an increase in commodity prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	14.2%	10.4%	(3.8) ppts	13.8%	11.4%	(2.4) ppts
Wholesale Units (000)	272	327	56	890	861	(30)
Revenue ($M)	$10,946	$14,966	$4,020	$32,758	$37,959	$5,201
EBIT ($M)	(946)	194	1,140	(574)	3,143	3,717
EBIT Margin (%)	(8.6)%	1.3%	9.9 ppts	(1.8)%	8.3%	10.1 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(946)
Volume / Mix	253
Net Pricing	1,582
Cost	(802)
Exchange	30
Other	77
Second Quarter 2021 EBIT	$194

In North America, second quarter 2021 wholesales increased 20% from a year ago, primarily reflecting the non-recurrence of the COVID-related production suspension. The wholesale improvement in the second quarter was aided by higher industry volumes, offset by the impact of semiconductor supply constraints. Second quarter 2021 revenue increased 37%, driven by higher net pricing (primarily reflecting strong demand for the new product portfolio and lower incentives), favorable mix to address exceptional supply constraints, and higher wholesales.

North America’s second quarter 2021 EBIT improved $1.1 billion from a year ago with an EBIT margin of 1.3%. The EBIT improvement was driven by higher net pricing and favorable mix, partially offset by higher volume-related structural costs and an increase in commodity prices.

South America

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	6.5%	2.3%	(4.2) ppts	6.8%	3.0%	(3.8) ppts
Wholesale Units (000)	14	18	4	73	35	(38)
Revenue ($M)	$242	$542	$300	$970	$978	$8
EBIT ($M)	(165)	(86)	79	(277)	(159)	118
EBIT Margin (%)	(68.1)%	(15.9)%	52.2 ppts	(28.5)%	(16.3)%	12.2 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(165)
Volume / Mix	1
Net Pricing	174
Cost	(71)
Exchange	(2)
Other	(23)
Second Quarter 2021 EBIT	$(86)

In South America, second quarter 2021 wholesales increased 25% from a year ago, primarily reflecting the non-recurrence of the COVID-related production suspension and the shift to the region’s new business model. Second quarter 2021 revenue increased 124%, driven by higher net pricing, higher wholesales, and favorable mix.

South America’s second quarter 2021 EBIT loss improved $79 million from a year ago with an EBIT margin of negative 15.9%. The EBIT improvement was driven by higher net pricing (net of inflation-related increases) and structural cost reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Europe

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	7.1%	6.1%	(1.0) ppts	7.0%	6.6%	(0.3) ppts
Wholesale Units (000) (a)	154	182	28	442	460	18
Revenue ($M)	$3,613	$5,610	$1,997	$9,860	$12,660	$2,800
EBIT ($M)	(667)	(284)	383	(816)	57	873
EBIT Margin (%)	(18.5)%	(5.1)%	13.4 ppts	(8.3)%	0.4%	8.7 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 9,000 units in Q2 2020 and 13,000 units in Q2 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(667)
Volume / Mix	(16)
Net Pricing	53
Cost	96
Exchange	76
Other	174
Second Quarter 2021 EBIT	$(284)

In Europe, second quarter 2021 wholesales increased 18% from a year ago, primarily reflecting the non-recurrence of the COVID-related production suspension. The improvement in the second quarter was aided by higher industry volumes, offset significantly by the impact of semiconductor supply constraints. Second quarter 2021 revenue increased 55% year over year, driven by stronger currencies, higher wholesales, and higher net pricing.

Europe’s second quarter 2021 EBIT loss improved $383 million year over year with an EBIT margin of negative 5.1%. The EBIT improvement was driven by lower material cost, lower warranty expense, and higher net pricing, partially offset by higher commodity prices and volume-related structural costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

China (Including Taiwan)

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	2.5%	2.3%	(0.2) ppts	2.4%	2.3%	(0.1) ppts
Wholesale Units (000) (a)	169	150	(19)	251	301	50
Revenue ($M)	$803	$550	$(253)	$1,396	$1,375	$(21)
EBIT ($M)	(136)	(123)	13	(376)	(138)	238
EBIT Margin (%)	(16.9)%	(22.3)%	(5.4) ppts	(27.0)%	(10.0)%	17.0 ppts

China Unconsolidated Affiliates
Wholesales (000)	156	149	(7)	228	289	61
Ford Equity Income/(Loss) ($M)	$9	$18	$9	$(82)	$67	$149
__________
(a)Includes Ford brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates and, from second quarter 2021, Ford brand vehicles produced in Taiwan by Lio Ho Group. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(136)
Volume / Mix	(38)
Net Pricing	10
Cost	6
Exchange	23
Other (Including Joint Ventures)	12
Second Quarter 2021 EBIT	$(123)

In China, second quarter 2021 wholesales declined 11% from a year ago, driven by the impact of semiconductor supply constraints. Second quarter 2021 revenue at our consolidated operations decreased 31% year over year, driven by lower wholesales and product localization, partially offset by higher component sales to our joint ventures in China, favorable mix, and stronger currencies.

China’s second quarter 2021 EBIT loss improved $13 million from a year ago with an EBIT margin of negative 22.3%. The EBIT improvement was driven by favorable exchange, higher profits at our joint ventures, and cost reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Markets Group

	Second Quarter			First Half
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	1.6%	1.8%	0.2 ppts	1.6%	1.8%	0.2 ppts
Wholesale Units (000) (a)	36	87	50	114	169	54
Revenue ($M)	$1,021	$2,460	$1,439	$2,983	$4,710	$1,727
EBIT ($M)	(149)	204	353	(174)	405	579
EBIT Margin (%)	(14.6)%	8.3%	22.9 ppts	(5.8)%	8.6%	14.4 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 2,000 units in Q2 2020 and 5,000 units in Q2 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2020 EBIT	$(149)
Volume / Mix	207
Net Pricing	50
Cost	(88)
Exchange	120
Other	64
Second Quarter 2021 EBIT	$204

In our International Markets Group, second quarter 2021 wholesales increased 138% from a year ago, reflecting the non-recurrence of the COVID-related production suspension and higher industry volumes, partially offset by the impact of semiconductor supply constraints. Second quarter 2021 revenue increased 141% year over year, driven by higher wholesales and stronger currencies.

Our International Markets Group’s second quarter 2021 EBIT was $353 million higher than a year ago with an EBIT margin of 8.3%. The EBIT improvement was driven by increased volumes, favorable exchange, and higher net pricing, partially offset by higher costs, primarily volume-related structural costs and commodities.

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

In our Mobility segment, our second quarter 2021 EBIT loss was $182 million, a $104 million improvement from a year ago. The loss reflects our strategic investments as we continued to expand our capabilities in autonomous vehicles and mobility businesses.

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

The tables below provide second quarter and year-to-date 2021 key metrics and the change in second quarter 2021 EBT compared with second quarter 2020 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
GAAP Financial Measures	2020	2021	H / (L)	2020	2021	H / (L)
Total Net Receivables ($B)	$130	$118	(10)%	$130	$118	(10)%
Loss-to-Receivables (bps) (a)	15	(7)	(22)	37	7	(30)
Auction Values (b)	$20,110	$28,030	39%	$19,810	$24,525	24%
EBT ($M)	$543	$1,623	$1,080	$573	$2,585	$2,012
ROE (%) (c)	12%	47%	35 ppts	6%	34%	28 ppts

Other Balance Sheet Metrics
Debt ($B)				$135	$121	(11)%
Net Liquidity ($B)				32	33	(2)%
Financial Statement Leverage (to 1) (c)				8.9	9.3	0.4
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease second quarter auction values at Q2 2021 mix and YTD amounts at 2021 YTD mix.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Non-GAAP Financial Measures	June 30, 2020	June 30, 2021	H / (L)
Managed Receivables ($B) (a)	$139	$125	(10)%
Managed Leverage (to 1) (b) (c)	7.7	8.0	0.3
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

Change in EBT by Causal Factor (in millions)
Second Quarter 2020 EBT	$543
Volume / Mix	(30)
Financing Margin	(22)
Credit Loss	256
Lease Residual	784
Exchange	21
Other	71
Second Quarter 2021 EBT	$1,623

Ford Credit’s loss-to-receivables (“LTR”) ratio remained at a low level in the second quarter of 2021, at negative 7 basis points, 22 basis points lower than a year ago. The negative LTR reflects historically low losses and strong net recoveries during the second quarter. U.S. auction values in the second quarter of 2021 were 39% higher than a year ago, reflecting continued strong demand for used vehicles, including the impact of lower new vehicle production due to the semiconductor shortage.

Ford Credit’s second quarter 2021 EBT of $1.6 billion was $1.1 billion higher than a year ago, primarily reflecting favorable operating lease residual performance as well as the reduction of retail COVID-19 credit loss reserves.

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

In addition, the following definitions and calculations apply to Ford Credit when used in this report:

•Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•Earnings Before Taxes (“EBT”) – Reflects Ford Credit’s income before income taxes

•Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash is primarily held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation to Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2021, Corporate Other had a $264 million loss, compared with a $140 million loss a year ago. The higher loss was driven by higher governance costs, lower gain on our investments, and lower interest income.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $453 million in the second quarter of 2021, $3 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2021 was a provision of $182 million and $862 million, respectively. This resulted in effective tax rates of 24.8% and 18.4%, respectively.

Our second quarter and first half of 2021 adjusted effective tax rates, which exclude special items, were 20.0% and 18.2%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $41.2 billion.

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

Company excluding Ford Credit

	December 31, 2020	June 30, 2021
Balance Sheets ($B)
Company Cash	$30.8	$25.1
Liquidity	46.9	41.0
Debt	(24.0)	(25.9)
Cash Net of Debt	6.8	(0.8)

Pension Funded Status ($B) (a)
Funded Plans	$0.3	$1.5
Unfunded Plans	(7.0)	(6.5)
Total Global Pension	$(6.7)	$(5.0)

Total Funded Status OPEB	$(6.6)	$(6.5)
__________
(a)Balances at June 30, 2021 reflect net underfunded status at December 31, 2020, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At June 30, 2021, we had Company cash of $25.1 billion, with about 87% of Company cash held by consolidated entities domiciled in the United States, and Company liquidity of $41.0 billion. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion plus significant additional liquidity above our Company cash target. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements. Our material cash requirements include: (1) capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, and product development; (2) the purchase of raw materials and components to support the manufacturing and sale of vehicles, parts, and accessories (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 of our 2020 Form 10-K Report); (3) marketing incentive payments to dealers; (4) payments for warranty and field service actions (for additional information, see Note 20 of the Notes to the Financial Statements herein); (5) debt repayments (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2020 Form 10-K Report); (6) discretionary and mandatory payments to our global pension plans (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 of our 2020 Form 10-K Report, the “Changes in Company Cash” section below, and Note 13 of the Notes to the Financial Statements herein); (7) employee wages, benefits, and incentives; (8) operating lease payments (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 and Note 18 of the Notes the Financial Statements in our 2020 Form 10-K Report); (9) cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below); and (10) strategic acquisitions and investments to grow our business. In addition, subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or the launch of a share repurchase program may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

“Purchase obligations” in the “Aggregate Contractual Obligations” section in Item 7 of our 2020 Form 10-K Report are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms; however, as we purchase raw materials and components beyond the minimum amounts required by the “Purchase obligations,” our material cash requirements for these items are higher than what is reflected in the Aggregate Contractual Obligations table. For additional information on the timing of these payments and the impact on our working capital, see the “Changes in Company Cash” section below.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, interest on debt, cash taxes, and all other and timing differences. Non-operating items include: global redesign (including separation payments), changes in Company debt excluding Ford Credit, contributions to funded pension plans, shareholder distributions, and other items (including acquisitions and divestitures and other transactions with Ford Credit).

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms of generally about 45 days. As a result, our cash flow deteriorates if wholesale volumes (and the corresponding revenue) decrease while trade payables continue to become due. Conversely, our cash flow improves if wholesale volumes (and the corresponding revenue) increase while new trade payables are generally not due for about 45 days. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A financial institution offers a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institution on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institution. Moreover, we do not provide any guarantees in connection with the SCF program. As of June 30, 2021, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institution was $80 million. The amount settled through the SCF program during the first half of 2021 was $398 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2020	2021	2020	2021
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$(2.5)	$(0.5)	$(3.2)	$3.3

Capital spending	$(1.2)	$(1.5)	$(2.9)	$(2.9)
Depreciation and tooling amortization	1.3	1.3	2.7	2.5
Net spending	$0.2	$(0.2)	$(0.2)	$(0.4)

Receivables	$0.1	$—	$0.6	$(0.6)
Inventory	1.2	(0.8)	0.1	(3.0)
Trade Payables	(2.2)	(4.6)	(2.7)	(3.0)
Changes in working capital	$(0.9)	$(5.4)	$(2.1)	$(6.6)

Ford Credit distributions	$0.8	$4.0	$1.2	$5.0
Interest on debt and cash taxes	(0.3)	(0.7)	(0.7)	(1.2)
All other and timing differences	(2.1)	(2.2)	(1.9)	(5.7)
Company adjusted free cash flow (a)	$(4.8)	$(5.1)	$(6.9)	$(5.5)

Global Redesign (including separations)	$(0.1)	$(1.0)	$(0.3)	$(1.3)
Changes in debt	9.6	—	24.7	2.0
Funded pension contributions	(0.1)	(0.2)	(0.3)	(0.4)
Shareholder distributions	—	—	(0.6)	—
All other (including acquisitions and divestitures)	0.3	—	0.4	(0.4)
Change in cash	$5.0	$(6.2)	$17.0	$(5.7)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our second quarter 2021 Net cash provided by/(used in) operating activities was positive $0.8 billion, a decrease of $8.4 billion from a year ago. The year-over-year decrease is driven by adverse working capital, a decrease in Ford Credit operating cash flow, and lower net income. Our Company adjusted free cash flow was negative $5.1 billion, $0.4 billion worse than a year ago, driven by adverse working capital and higher capital spending and interest payments, partially offset by higher Ford Credit distributions and higher Automotive EBIT.

Capital spending was $1.5 billion in the second quarter of 2021, $0.3 billion higher than a year ago. We continue to expect full year 2021 capital spending to be between $6.0 billion and $6.5 billion.

Second quarter 2021 working capital was $5.4 billion negative, driven by lower trade payables and higher inventory due to the semiconductor supply constraints; all other and timing differences were $2.2 billion negative, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers; pension and OPEB income or expense). We expect the working capital and timing differences to normalize as the semiconductor supply is restored, dealer stocks rebound, and incentives return to more normal levels. This process will take several quarters and will most likely extend into 2022.

In the second quarter of 2021, we contributed $164 million to our global funded pension plans. We now expect to contribute between $700 million and $800 million to our global funded pension plans in 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were no shareholder distributions in the second quarter of 2021.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest businesses and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $7 billion. The cash effect related to our global redesign activities was $2.9 billion through June 30, 2021 and is expected to be about $5 billion through December 31, 2021.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2021 were $18.4 billion, consisting of $13.5 billion of our corporate credit facility, $2 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.5 billion of local credit facilities. At June 30, 2021, the utilized portion of the corporate credit facility was $28 million, representing amounts utilized for letters of credit under the corporate credit facility, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $881 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of June 30, 2021.

As of June 30, 2021, lenders under our corporate credit facility had $0.4 billion of commitments maturing on April 30, 2022, $3 billion of commitments maturing on July 27, 2023, and $10.1 billion of commitments maturing on April 30, 2024, and lenders under our supplemental revolving credit facility had $0.2 billion of commitments maturing on April 30, 2022 and $1.8 billion of commitments maturing on July 27, 2023.

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

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy (the “DOE”) include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Autonomous Vehicles LLC; Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at June 30, 2021, Company debt excluding Ford Credit was $25.9 billion. This balance is $1.9 billion higher than at December 31, 2020, primarily reflecting our convertible notes issuance in March 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Segment

Ford Credit ended the second quarter of 2021 with $33 billion of liquidity. During the quarter, Ford Credit completed $2 billion of public term funding.

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

The following table shows funding for Ford Credit’s managed receivables (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Funding Structure
Term unsecured debt	$74.8	$76.6	$67.1
Term asset-backed securities	54.5	54.6	45.9
Ford Interest Advantage / Deposits	5.9	6.5	8.0
Other (a)	6.1	5.7	6.0
Equity (a)	15.2	15.6	13.1
Adjustments for cash	(17.1)	(18.5)	(15.3)
Total Managed Receivables (b)	$139.4	$140.5	$124.8

Securitized Funding as Percent of Managed Receivables	39.1%	38.8%	36.8%
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.
(b)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables of $124.8 billion at June 30, 2021, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.8% at the end of the second quarter of 2021. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2019 and 2020, planned issuances for full year 2021, and its global public term funding issuances through July 27, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through July 27
Unsecured	$17	$14	$ 5 - 8	$2
Securitizations (a)	14	13	8 - 10	5
Total public	$31	$27	$ 13 - 18	$7
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2021, Ford Credit now projects full year public term funding in the range of $13 billion to $18 billion. Public funding is significantly reduced, reflecting Ford Credit’s smaller balance sheet size. Through July 27, 2021, Ford Credit has completed $7 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Liquidity Sources (a)
Cash	$17.1	$18.5	$15.3
Committed asset-backed facilities	37.1	38.1	38.4
Other unsecured credit facilities	2.5	2.5	2.6
Total liquidity sources	$56.7	$59.1	$56.3

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.7)	$(3.9)	$(8.1)
Committed asset-backed facilities	(17.7)	(16.7)	(11.3)
Other unsecured credit facilities	(0.6)	(0.5)	(0.5)
Total utilization of liquidity	$(22.0)	$(21.1)	$(19.9)

Gross liquidity	$34.7	$38.0	$36.4
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.4)	(2.6)	(3.4)
Net liquidity available for use	$32.3	$35.4	$33.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2021, Ford Credit’s net liquidity available for use was $33 billion, $2.4 billion lower than year-end 2020. At June 30, 2021, Ford Credit’s liquidity sources including cash, committed asset-backed facilities, and unsecured credit facilities totaled $56.3 billion, down $2.8 billion from year-end 2020.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and the “Aggregate Contractual Obligations” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2020 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments and allowance for credit losses, of its finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Ford Credit’s balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Ford Credit ensures its cumulative debt maturities have a longer tenor than its cumulative asset maturities. This positive maturity profile is intended to provide Ford Credit with additional liquidity after all of its assets have been funded and is in addition to its liquidity available to protect for stress scenarios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	July - December 2021	2022	2023	2024 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$47	$81	$107	$138
Total debt (b)	36	65	84	120
Memo: Unsecured long-term debt maturities	6	14	11	31
__________
(a)Includes gross finance receivables less the allowance for credit losses (including certain finance receivables that are reclassified in consolidation to Trade and other receivables, net), investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2021, Ford Credit had $138 billion of assets, $72 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Leverage Calculation
Debt	$135.3	$137.7	$121.0
Adjustments for cash	(17.1)	(18.5)	(15.3)
Adjustments for derivative accounting (a)	(1.8)	(1.5)	(0.9)
Total adjusted debt	$116.4	$117.7	$104.8

Equity (b) (c)	$15.2	$15.6	$13.1
Adjustments for derivative accounting (a)	—	0.1	0.1
Total adjusted equity (c)	$15.2	$15.7	$13.2

Financial statement leverage (to 1) (GAAP) (c)	8.9	8.8	9.3
Managed leverage (to 1) (Non-GAAP) (c)	7.7	7.5	8.0
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At June 30, 2021, Ford Credit’s financial statement leverage was 9.3:1, and its managed leverage was 8.0:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Total Company

Pension Plans - Underfunded Balances. As of June 30, 2021, our total Company pension underfunded status reported on our consolidated balance sheets was $5 billion and reflects the net underfunded status at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2020	June 30, 2021
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$(2.1)	$3.4
Add: Noncontrolling interest	—	—
Less: Income tax	0.4	(0.2)
Add: Cash tax	(0.4)	(0.5)
Less: Interest on debt	(1.2)	(1.9)
Less: Total pension/OPEB income/(cost)	(2.0)	(0.7)
Add: Pension/OPEB service costs	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$(0.8)	$4.6
Less: Special items (excl. pension/OPEB) pre-tax	1.4	(4.2)
Adjusted net operating profit/(loss) after cash tax	$(2.1)	$8.7

Invested Capital
Equity	$30.9	$34.8
Redeemable noncontrolling interest	—	—
Debt (excl. Ford Credit)	40.0	25.9
Net pension and OPEB liability	11.8	11.5
Invested capital (end of period)	$82.6	$72.2
Average invested capital	$67.9	$72.8

ROIC (a)	(1.1)%	6.3%
Adjusted ROIC (Non-GAAP) (b)	(3.1)%	12.0%
__________
(a)Calculated as the sum of net operating profit/(loss) after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.
(b)Calculated as the sum of adjusted net operating profit/(loss) after cash tax from the last four quarters, divided by the average invested capital over the last four quarters.
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021:

•On May 5, 2021, Fitch affirmed the credit ratings for Ford and Ford Credit at BB+ and revised the outlook to stable from negative.
•On May 17, 2021, DBRS affirmed the credit ratings for Ford and Ford Credit at BB (high) and revised the trend to stable from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Stable	BB (high)	R-4	Stable	BBB (low)
Fitch	BB+	BB+	Stable	BB+	B	Stable	BBB-
Moody’s	N/A	Ba2	Stable	Ba2	NP	Stable	Baa3
S&P	BB+	BB+	Negative	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We provided 2021 Company guidance in our earnings release furnished on Form 8-K dated July 28, 2021. The guidance is based on our expectations as of July 28, 2021 and assumes no material change in the current economic environment, including foreign exchange and tariffs. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2020 Form 10-K Report and as updated by our subsequent filings with the SEC.

2021 Guidance
Total Company
Adjusted EBIT (a)	$9.0 - $10.0 billion
Adjusted Free Cash Flow (a)	$4.0 - $5.0 billion
Capital spending	$6.0 - $6.5 billion
Pension contributions	$0.7 - $0.8 billion
Global Redesign EBIT charges (b)	$2.2 - $2.7 billion
Global Redesign cash effects (b)	$3.0 - $3.5 billion

Ford Credit
EBT	About $4.2 billion
__________
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

Including the effect of the semiconductor shortage, we now expect full-year adjusted EBIT to be in a range of $9.0 billion to $10.0 billion. This assumes that our production volumes in the second half of 2021 will be 30% higher than in the first half of 2021. We also now expect full-year adjusted free cash flow to be in the range of $4.0 billion to $5.0 billion, which reflects expected favorable working capital in the second half of 2021 as production increases with an anticipated improvement in the availability of semiconductors.

For the full year, Ford Credit expects EBT of about $4.2 billion.

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

•Adjusted ROIC – Calculated as the sum of adjusted net operating profit/(loss) after cash tax from the last four quarters, divided by the average invested capital over the last four quarters. Adjusted Return on Invested Capital (“Adjusted ROIC”) provides management and investors with useful information to evaluate the Company’s after-cash tax operating return on its invested capital for the period presented. Adjusted net operating profit/(loss) after cash tax measures operating results less special items, interest on debt (excl. Ford Credit Debt), and certain pension/OPEB costs. Average invested capital is the sum of average balance sheet equity, debt (excl. Ford Credit Debt), and net pension/OPEB liability.

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

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2020	2021	2020	2021
Net income/(loss) attributable to Ford (GAAP)	$1,117	$561	$(876)	$3,823
Income/(Loss) attributable to noncontrolling interests	1	(8)	1	(8)
Net income/(loss)	$1,118	$553	$(875)	$3,815
Less: (Provision for)/Benefit from income taxes	34	(182)	(813)	(862)
Income/(Loss) before income taxes	$1,084	$735	$(62)	$4,677
Less: Special items pre-tax	3,480	106	3,193	(295)
Income/(Loss) before special items pre-tax	$(2,396)	$629	$(3,255)	$4,972
Less: Interest on debt	(450)	(453)	(677)	(926)
Adjusted EBIT (Non-GAAP)	$(1,946)	$1,082	$(2,578)	$5,898

Memo:
Revenue ($B)	$19.4	$26.8	$53.7	$63.0
Net income/(loss) margin (%)	5.8%	2.1%	(1.6)%	6.1%
Adjusted EBIT margin (%)	(10.0)%	4.0%	(4.8)%	9.4%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Second Quarter		First Half
	2020	2021	2020	2021
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,117	$561	$(876)	$3,823
Less: Impact of pre-tax and tax special items	2,525	50	1,451	(252)
Adjusted net income/(loss) – diluted (Non-GAAP)	$(1,408)	$511	$(2,327)	$4,075

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,975	3,992	3,969	3,986
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	17	36	—	36
Diluted shares	3,992	4,028	3,969	4,022

Earnings/(Loss) per share – diluted (GAAP)	$0.28	$0.14	$(0.22)	$0.95
Less: Net impact of adjustments	0.63	0.01	0.37	(0.06)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$(0.35)	$0.13	$(0.59)	$1.01
_________
(a)In the first half of 2020, there were 25 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2020	2021	2020	2021	Memo: FY 2020
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$1,084	$735	$(62)	$4,677	$(1,116)
Less: Impact of special items	3,480	106	3,193	(295)	(2,246)
Adjusted earnings before taxes (Non-GAAP)	$(2,396)	$629	$(3,255)	$4,972	$1,130

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$34	$(182)	$(813)	$(862)	$(160)
Less: Impact of special items (a)	(955)	(56)	(1,742)	43	(670)
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$989	$(126)	$929	$(905)	$510

Tax Rate (%)
Effective tax rate (GAAP)	(3.1)%	24.8%	(1,311)%	18.4%	(14.3)%
Adjusted effective tax rate (Non-GAAP)	41.3%	20.0%	28.5%	18.2%	(45.1)%
__________
(a)Full Year 2020 includes $(1.3) billion related to the establishment of valuation allowances against primarily U.S. tax credits.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2020	2021	2020	2021
Net cash provided by/(used in) operating activities (GAAP)	$9,115	$756	$8,642	$5,248

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows (a)	$13,964	$9,638	$14,165	$14,636
Funded pension contributions	(107)	(164)	(282)	(393)
Global Redesign (including separations)	(99)	(970)	(271)	(1,315)
Ford Credit tax payments/(refunds) under tax sharing agreement (a)	18	—	425	4
Other, net	(178)	(260)	(193)	(183)

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,165)	$(1,504)	$(2,935)	$(2,862)
Ford Credit distributions (a)	826	4,000	1,169	5,000
Settlement of derivatives	64	(133)	36	(158)
Company adjusted free cash flow (Non-GAAP) (a)	$(4,758)	$(5,125)	$(6,932)	$(5,521)
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	June 30, 2020	December 31, 2020	June 30, 2021
Ford Credit finance receivables, net (GAAP) (a)	$96.7	$97.7	$86.2
Net investment in operating leases (GAAP) (a)	26.4	26.6	26.2
Consolidating adjustments (b)	7.2	7.4	5.3
Total net receivables	$130.3	$131.7	$117.7

Ford Credit unearned interest supplements and residual support	$6.5	$6.5	$5.4
Allowance for credit losses	1.3	1.3	1.1
Other, primarily accumulated supplemental depreciation	1.3	1.0	0.6
Total managed receivables (Non-GAAP)	$139.4	$140.5	$124.8
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
(b)Primarily includes Automotive segment receivables purchased by Ford Credit, which are classified to Trade and other receivables, net on our consolidated balance sheets. Also includes eliminations of intersegment transactions.

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2021
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income	$1,319	$2,496	$—	$3,815
Depreciation and tooling amortization	2,862	777	—	3,639
Other amortization	67	(782)	—	(715)
Provision for credit and insurance losses	1	(197)	—	(196)
Pension and OPEB expense/(income)	(808)	—	—	(808)
Equity investment dividends received in excess of (earnings)/losses	54	(2)	—	52
Foreign currency adjustments	164	58	—	222
Net unrealized (gain)/loss on Other Investments	(917)	—	—	(917)
Net (gain)/loss on changes in investments in affiliates	(331)	(1)	—	(332)
Stock compensation	180	3	—	183
Provision for deferred income taxes	426	(81)	—	345
Decrease/(Increase) in finance receivables (wholesale and other)	—	10,465	—	10,465
Decrease/(Increase) in intersegment receivables/payables	(967)	967	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,029)	124	—	(905)
Decrease/(Increase) in inventory	(2,929)	—	—	(2,929)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(6,141)	(297)	—	(6,438)
Other	(195)	(38)	—	(233)
Interest supplements and residual value support to Ford Credit	(1,144)	1,144	—	—
Net cash provided by/(used in) operating activities	$(9,388)	$14,636	$—	$5,248

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(2,862)	$(19)	$—	$(2,881)
Acquisitions of finance receivables and operating leases	—	(23,959)	—	(23,959)
Collections of finance receivables and operating leases	—	26,782	—	26,782
Proceeds from sale of business	144	—	—	144
Purchases of marketable and other investments	(11,595)	(5,998)	—	(17,593)
Sales and maturities of marketable securities and other investments	15,061	8,792	—	23,853
Settlements of derivatives	(158)	(47)	—	(205)
Other	37	—	—	37
Investing activity (to)/from other segments	5,000	(19)	(4,981)	—
Net cash provided by/(used in) investing activities	$5,627	$5,532	$(4,981)	$6,178

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(3)	$—	$—	$(3)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(175)	1,065	—	890
Proceeds from issuance of long-term debt	2,300	9,388	—	11,688
Principal payments on long-term debt	(158)	(26,525)	—	(26,683)
Other	(61)	(29)	—	(90)
Financing activity to/(from) other segments	19	(5,000)	4,981	—
Net cash provided by/(used in) financing activities	$1,922	$(21,101)	$4,981	$(14,198)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(19)	$18	$—	$(1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2021
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$24,149	$2,603	$26,752
Total costs and expenses	25,781	993	26,774
Operating income/(loss)	(1,632)	1,610	(22)
Interest expense on Company debt excluding Ford Credit	453	—	453
Other income/(loss), net	1,155	4	1,159
Equity in net income/(loss) of affiliated companies	42	9	51
Income/(Loss) before income taxes	(888)	1,623	735
Provision for/(Benefit from) income taxes	210	(28)	182
Net income/(loss)	(1,098)	1,651	553
Less: Income/(Loss) attributable to noncontrolling interests	(8)	—	(8)
Net income/(loss) attributable to Ford Motor Company	$(1,090)	$1,651	$561

	For the period ended June 30, 2021
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$57,714	$5,266	$62,980
Total costs and expenses	57,921	2,617	60,538
Operating income/(loss)	(207)	2,649	2,442
Interest expense on Company debt excluding Ford Credit	926	—	926
Other income/(loss), net	3,109	(78)	3,031
Equity in net income/(loss) of affiliated companies	116	14	130
Income/(Loss) before income taxes	2,092	2,585	4,677
Provision for/(Benefit from) income taxes	773	89	862
Net income/(loss)	1,319	2,496	3,815
Less: Income/(Loss) attributable to noncontrolling interests	(8)	—	(8)
Net income/(loss) attributable to Ford Motor Company	$1,327	$2,496	$3,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2021
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,017	$13,938	$—	$22,955
Marketable securities	16,026	2,055	—	18,081
Ford Credit finance receivables, net	—	34,339	—	34,339
Trade and other receivables, net	4,034	4,716	—	8,750
Inventories	13,593	—	—	13,593
Other assets	2,374	1,183	—	3,557
Receivable from other segments	125	903	(1,028)	—
Total current assets	45,169	57,134	(1,028)	101,275

Ford Credit finance receivables, net	—	51,836	—	51,836
Net investment in operating leases	1,325	26,237	—	27,562
Net property	36,504	219	—	36,723
Equity in net assets of affiliated companies	4,449	133	—	4,582
Deferred income taxes	12,044	228	(1)	12,271
Other assets	12,007	2,276	—	14,283
Receivable from other segments	—	35	(35)	—
Total assets	$111,498	$138,098	$(1,064)	$248,532

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$17,579	$1,014	$—	$18,593
Other liabilities and deferred revenue	17,558	1,311	—	18,869
Debt payable within one year	2,136	43,876	—	46,012
Payable to other segments	1,028	—	(1,028)	—
Total current liabilities	38,301	46,201	(1,028)	83,474

Other liabilities and deferred revenue	27,388	1,198	—	28,586
Long-term debt	23,776	77,129	—	100,905
Deferred income taxes	284	500	(1)	783
Payable to other segments	35	—	(35)	—
Total liabilities	$89,784	$125,028	$(1,064)	$213,748

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Other Information.

Equity. At June 30, 2021, total equity attributable to Ford was $34.7 billion, an increase of $4 billion compared with December 31, 2020. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$3.8
Common stock issued	0.1
Other	0.1
Total	$4.0

U.S. Sales by Type. The following table shows second quarter 2021 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	235,848	150,734
SUVs	220,309	108,877
Cars	19,170	6,175
Total Vehicles	475,327	265,786

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”), which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2023
__________
(a)Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2021, was a liability of $723 million, compared with a liability of $487 million as of December 31, 2020. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.2 billion at June 30, 2021, compared with $2.5 billion at December 31, 2020.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2021, was an asset of $277 million, compared with an asset of $105 million at December 31, 2020. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $189 million at June 30, 2021, compared with $141 million at December 31, 2020.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2021, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $60 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

Transition from LIBOR to Alternative Reference Rates

We and our affiliates, including Ford Credit, have been working to transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and intend to rely primarily on alternative reference rates for new contracts after 2021.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the second quarter of 2021, we began a multi-year implementation of a new global integrated enterprise resource planning (“I-ERP”) system, which will replace many of our existing core financial systems. Implementation of I-ERP began with the launch of our Canada market in May 2021 and is expected to progress in phased launches across remaining markets over the next several years. As the phased implementation of the I-ERP system advances, our internal processes, procedures, and controls will be refined as appropriate.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 28 of our 2020 Form 10-K Report and page 68 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

All of the outstanding assessments have been appealed to the relevant administrative court of each jurisdiction. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral. To date, we have not been required to post any collateral. If we are required to post collateral, which could be in excess of $1 billion, we expect it to be in the form of fixed assets, surety bonds, and/or letters of credit, but we may be required to post cash collateral. Although the ultimate resolution of these matters may take many years, we consider our overall risk of loss to be remote.

Transit Connect Customs Penalty Notice (as previously reported on page 72 of our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2020 and in our Current Report on Form 8-K filed on June 3, 2021). U.S. Customs and Border Protection (“CBP”) ruled in 2013 that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. We filed a challenge in the U.S. Court of International Trade (“CIT”), and CIT ruled in our favor in 2017. CBP subsequently filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, which ruled in favor of CBP. Following the U.S. Supreme Court’s denial of our petition for a writ of certiorari in 2020, we paid the increased duties for certain prior imports, plus interest, and disclosed that CBP might assert a claim for penalties. Subsequently, CBP issued a penalty notice to us dated July 22, 2021, which includes a demand for additional duties of $181 million and a claim for a monetary penalty in the amount of up to $1.3 billion. In the event a penalty is ultimately imposed against us, the amount would be based on our level of culpability as determined by the courts. We intend to vigorously defend our actions and contest payment of any amounts set forth in the penalty notice.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2021, we repurchased shares of Ford Common Stock from our employees related to certain exercises of stock options in accordance with our various compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2021 through May 31, 2021	542,147	$14.53	—	—
June 1, 2021 through June 30, 2021	2,038,082	15.64	—	—
Total / Average	2,580,229	$15.41	—	—

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	July 28, 2021