Form 10-Q
period 2021-09-30
FORD MOTOR CO
filed 2021-10-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021, Ford had outstanding 3,925,389,427 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 71

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2020	2021
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,515	$5,637
Depreciation and tooling amortization	6,670	5,478
Other amortization	(938)	(1,034)
Increase/(Decrease) in provision for credit and insurance losses	866	(250)
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 13)	(454)	(1,115)
Equity investment dividends received in excess of (earnings)/losses	132	95
Foreign currency adjustments	(216)	348
Net unrealized (gain)/loss on Other Investments (Note 10)	7	(926)
Net (gain)/loss on changes in investments in affiliates (Note 4)	(3,483)	(354)
Stock compensation	170	262
Provision for deferred income taxes	978	652
Decrease/(Increase) in finance receivables (wholesale and other)	11,006	8,508
Decrease/(Increase) in accounts receivable and other assets	74	(1,329)
Decrease/(Increase) in inventory	(202)	(3,129)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,858	(511)
Other	(253)	(76)
Net cash provided by/(used in) operating activities	19,730	12,256

Cash flows from investing activities
Capital spending	(4,211)	(4,455)
Acquisitions of finance receivables and operating leases	(43,473)	(34,693)
Collections of finance receivables and operating leases	36,536	39,440
Proceeds from sale of business (Note 17)	1,340	145
Purchases of marketable securities and other investments	(27,401)	(23,243)
Sales and maturities of marketable securities and other investments	24,402	28,439
Settlements of derivatives	(407)	(244)
Other	344	(381)
Net cash provided by/(used in) investing activities	(12,870)	5,008

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(596)	(3)
Purchases of common stock	—	—
Net changes in short-term debt	(2,815)	1,568
Proceeds from issuance of long-term debt	54,325	19,300
Principal payments on long-term debt	(50,641)	(36,122)
Other	(242)	(163)
Net cash provided by/(used in) financing activities	31	(15,420)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(160)	(155)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$6,731	$1,689

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$17,741	$25,935
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,731	1,689
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$24,472	$27,624

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2020	2021	2020	2021
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$34,710	$33,211	$82,677	$90,893
Ford Credit	2,774	2,434	8,480	7,700
Mobility	17	38	35	70
Total revenues (Note 3)	37,501	35,683	91,192	98,663

Costs and expenses
Cost of sales	31,223	30,057	79,677	82,258
Selling, administrative, and other expenses	2,266	2,947	6,663	8,667
Ford Credit interest, operating, and other expenses	1,661	1,337	6,818	3,954
Total costs and expenses	35,150	34,341	93,158	94,879
Operating income/(loss)	2,351	1,342	(1,966)	3,784
Interest expense on Company debt excluding Ford Credit	498	439	1,175	1,365
Other income/(loss), net (Note 4, Note 10, and Note 17)	845	852	5,843	3,883
Equity in net income/(loss) of affiliated companies	58	130	(8)	260
Income/(Loss) before income taxes	2,756	1,885	2,694	6,562
Provision for/(Benefit from) income taxes	366	63	1,179	925
Net income/(loss)	2,390	1,822	1,515	5,637
Less: Income/(Loss) attributable to noncontrolling interests	5	(10)	6	(18)
Net income/(loss) attributable to Ford Motor Company	$2,385	$1,832	$1,509	$5,655

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.60	$0.46	$0.38	$1.42
Diluted income/(loss)	0.60	0.45	0.38	1.40

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,976	3,995	3,971	3,989
Diluted shares	4,005	4,036	3,997	4,027

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2020	2021	2020	2021
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$2,390	$1,822	$1,515	$5,637
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(70)	(302)	(1,625)	(23)
Marketable securities	(17)	(23)	96	(98)
Derivative instruments	(71)	343	597	154
Pension and other postretirement benefits	15	5	46	18
Total other comprehensive income/(loss), net of tax	(143)	23	(886)	51
Comprehensive income/(loss)	2,247	1,845	629	5,688
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	(10)	5	(16)
Comprehensive income/(loss) attributable to Ford Motor Company	$2,243	$1,855	$624	$5,704

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	September 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,243	$27,429
Marketable securities (Note 7)	24,718	18,997
Ford Credit finance receivables, net of allowance for credit losses of $394 and $303 (Note 8)	42,401	32,600
Trade and other receivables, less allowances of $84 and $46	9,993	10,851
Inventories (Note 9)	10,808	13,508
Other assets	3,581	3,583
Total current assets	116,744	106,968
Ford Credit finance receivables, net of allowance for credit losses of $911 and $681 (Note 8)	55,277	50,839
Net investment in operating leases	27,951	26,740
Net property	37,083	36,597
Equity in net assets of affiliated companies	4,901	4,628
Deferred income taxes	12,423	11,891
Other assets	12,882	15,014
Total assets	$267,261	$252,677

LIABILITIES
Payables	$22,204	$22,923
Other liabilities and deferred revenue (Note 12 and Note 20)	23,645	18,787
Debt payable within one year (Note 14)
Company excluding Ford Credit	1,374	1,849
Ford Credit	49,969	45,474
Total current liabilities	97,192	89,033
Other liabilities and deferred revenue (Note 12 and Note 20)	28,379	28,808
Long-term debt (Note 14)
Company excluding Ford Credit	22,633	23,767
Ford Credit	87,708	73,482
Deferred income taxes	538	883
Total liabilities	236,450	215,973

EQUITY
Common Stock, par value $0.01 per share (4,042 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,290	22,477
Retained earnings	18,243	23,894
Accumulated other comprehensive income/(loss) (Note 18)	(8,294)	(8,245)
Treasury stock	(1,590)	(1,574)
Total equity attributable to Ford Motor Company	30,690	36,593
Equity attributable to noncontrolling interests	121	111
Total equity	30,811	36,704
Total liabilities and equity	$267,261	$252,677

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2020	September 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$5,657
Ford Credit finance receivables, net	51,472	43,248
Net investment in operating leases	12,794	8,759
Other assets	—	11
LIABILITIES
Other liabilities and deferred revenue	$56	$10
Debt	46,770	39,576

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. In Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,993)	—	—	(1,993)	—	(1,993)
Other comprehensive income/(loss), net	—	—	—	(733)	—	(733)	—	(733)
Common Stock issued (a)	—	(15)	—	—	—	(15)	—	(15)
Treasury stock/other	—	—	—	—	6	6	3	9
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(598)	—	—	(598)	—	(598)
Balance at March 31, 2020	$41	$22,150	$17,527	$(8,461)	$(1,607)	$29,650	$48	$29,698
Net income/(loss)	—	—	1,117	—	—	1,117	1	1,118
Other comprehensive income/(loss), net	—	—	—	(10)	—	(10)	—	(10)
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	6	6	(18)	(12)
Dividends and dividend equivalents declared (b)	—	—	1	—	—	1	—	1
Balance at June 30, 2020	$41	$22,210	$18,645	$(8,471)	$(1,601)	$30,824	$31	$30,855
Net income/(loss)	—	—	2,385	—	—	2,385	5	2,390
Other comprehensive income/(loss), net	—	—	—	(142)	—	(142)	(1)	(143)
Common stock issued (a)	—	52	—	—	—	52	—	52
Treasury stock/other	—	—	—	—	5	5	1	6
Dividends and dividend equivalents declared (b)	—	—	1	—	—	1	—	1
Balance at September 30, 2020	$41	$22,262	$21,031	$(8,613)	$(1,596)	$33,125	$36	$33,161

Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common Stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974
Net income/(loss)	—	—	561	—	—	561	(8)	553
Other comprehensive income/(loss), net	—	—	—	102	—	102	2	104
Common Stock issued (a)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	6	6	(20)	(14)
Dividends and dividend equivalents declared (b)	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2021	$41	$22,408	$22,062	$(8,268)	$(1,579)	$34,664	$120	$34,784
Net income/(loss)	—	—	1,832	—	—	1,832	(10)	1,822
Other comprehensive income/(loss), net	—	—	—	23	—	23	—	23
Common stock issued (a)	—	69	—	—	—	69	—	69
Treasury stock/other	—	—	—	—	5	5	1	6
Dividends and dividend equivalents declared (b)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	$41	$22,477	$23,894	$(8,245)	$(1,574)	$36,593	$111	$36,704
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2020
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$33,005	$—	$33,005
Used vehicles	818	—	818
Services and other revenue (a)	814	37	851
Revenues from sales and services	34,637	37	34,674

Leasing income	90	1,407	1,497
Financing income	—	1,303	1,303
Insurance income	—	27	27
Total revenues	$34,727	$2,774	$37,501

	Third Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,072	$—	$32,072
Used vehicles	450	—	450
Services and other revenue (a)	659	58	717
Revenues from sales and services	33,181	58	33,239

Leasing income	68	1,285	1,353
Financing income	—	1,080	1,080
Insurance income	—	11	11
Total revenues	$33,249	$2,434	$35,683

	First Nine Months 2020
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$78,252	$—	$78,252
Used vehicles	2,282	—	2,282
Services and other revenue (a)	1,945	122	2,067
Revenues from sales and services	82,479	122	82,601

Leasing income	233	4,267	4,500
Financing income	—	3,989	3,989
Insurance income	—	102	102
Total revenues	$82,712	$8,480	$91,192

	First Nine Months 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$86,870	$—	$86,870
Used vehicles	1,947	—	1,947
Services and other revenue (a)	1,923	122	2,045
Revenues from sales and services	90,740	122	90,862

Leasing income	223	4,032	4,255
Financing income	—	3,497	3,497
Insurance income	—	49	49
Total revenues	$90,963	$7,700	$98,663
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase related to revenue recognized in prior periods of $168 million and $110 million in the third quarter of 2020 and 2021, respectively.

We sell separately-priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners (“extended service contracts”). We had a balance of $4.2 billion and $4.3 billion of unearned revenue associated with outstanding contracts reported in Other liabilities and deferred revenue at December 31, 2020 and September 30, 2021, respectively. We expect to recognize approximately $400 million of the unearned amount in the remainder of 2021, $1.3 billion in 2022, and $2.6 billion thereafter. We recognized $295 million and $333 million of unearned amounts as revenue during the third quarter of 2020 and 2021, respectively, and $901 million and $1.0 billion in the first nine months of 2020 and 2021, respectively.

Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. We had a balance of $283 million and $307 million in deferred costs as of December 31, 2020 and September 30, 2021, respectively. We recognized $20 million and $21 million of amortization during the third quarter of 2020 and 2021, respectively, and $59 million and $60 million in the first nine months of 2020 and 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Net periodic pension and OPEB income/(cost), excluding service cost	$277	$590	$1,272	$1,970
Investment-related interest income	90	60	374	196
Interest income/(expense) on income taxes	(4)	3	(15)	—
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (Note 10)	297	(7)	312	899
Gains/(Losses) on changes in investments in affiliates (Note 17)	3	22	3,483	354
Royalty income	139	162	322	461
Other	43	22	95	3
Total	$845	$852	$5,843	$3,883

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

During the third quarter, we recorded a tax benefit of $295 million, resulting from the reduction of valuation allowances recorded on various deferred tax assets. We believe future realization of these assets is now more likely than not as a result of tax planning actions implemented during the quarter.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Net income/(loss) attributable to Ford Motor Company	$2,385	$1,832	$1,509	$5,655

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,976	3,995	3,971	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	29	41	26	38
Diluted shares	$4,005	$4,036	$3,997	$4,027

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2020
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,940	$3,255	$6,195
U.S. government agencies	2	850	640	1,490
Non-U.S. government and agencies	2	600	717	1,317
Corporate debt	2	605	970	1,575
Total marketable securities classified as cash equivalents		4,995	5,582	10,577
Cash, time deposits, and money market funds		5,899	8,767	14,666
Total cash and cash equivalents		$10,894	$14,349	$25,243

Marketable securities
U.S. government	1	$4,709	$1,082	$5,791
U.S. government agencies	2	3,259	485	3,744
Non-U.S. government and agencies	2	4,448	2,693	7,141
Corporate debt	2	7,095	308	7,403
Equities (a)	1	113	—	113
Other marketable securities	2	234	292	526
Total marketable securities		$19,858	$4,860	$24,718

Restricted cash		$45	$647	$692

		September 30, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$5,873	$1,715	$7,588
U.S. government agencies	2	330	—	330
Non-U.S. government and agencies	2	950	454	1,404
Corporate debt	2	529	995	1,524
Total marketable securities classified as cash equivalents		7,682	3,164	10,846
Cash, time deposits, and money market funds		6,784	9,799	16,583
Total cash and cash equivalents		$14,466	$12,963	$27,429

Marketable securities
U.S. government	1	$3,312	$448	$3,760
U.S. government agencies	2	2,353	175	2,528
Non-U.S. government and agencies	2	4,836	878	5,714
Corporate debt	2	6,189	291	6,480
Equities (a)	1	13	—	13
Other marketable securities	2	248	254	502
Total marketable securities		$16,951	$2,046	$18,997

Restricted cash		$66	$129	$195
__________
(a)Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2020 and September 30, 2021 were a $24 million gain and a $2 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,894	$44	$—	$2,938	$1,649	$1,286	$3
U.S. government agencies	2,588	15	—	2,603	772	1,629	202
Non-U.S. government and agencies	2,926	31	—	2,957	1,330	1,617	10
Corporate debt	7,482	102	(1)	7,583	3,566	3,987	30
Other marketable securities	212	3	—	215	1	147	67
Total	$16,102	$195	$(1)	$16,296	$7,318	$8,666	$312

	September 30, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,737	$15	$(2)	$2,750	$1,306	$1,444	$—
U.S. government agencies	2,253	7	(7)	2,253	347	1,213	693
Non-U.S. government and agencies	3,551	15	(7)	3,559	1,205	2,234	120
Corporate debt	6,630	47	(5)	6,672	1,619	4,724	329
Other marketable securities	229	1	—	230	41	189	—
Total	$15,400	$85	$(21)	$15,464	$4,518	$9,804	$1,142

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Company excluding Ford Credit
Sales proceeds	$2,243	$914	$6,560	$4,453
Gross realized gains	16	4	44	21
Gross realized losses	1	1	11	3

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$181	$—	$—	$—	$181	$—
U.S. government agencies	83	—	—	—	83	—
Non-U.S. government and agencies	164	—	10	—	174	—
Corporate debt	1,538	(1)	9	—	1,547	(1)
Other marketable securities	23	—	13	—	36	—
Total	$1,989	$(1)	$32	$—	$2,021	$(1)

	September 30, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$815	$(2)	$—	$—	$815	$(2)
U.S. government agencies	1,083	(7)	15	—	1,098	(7)
Non-U.S. government and agencies	1,251	(7)	29	—	1,280	(7)
Corporate debt	1,848	(4)	68	(1)	1,916	(5)
Other marketable securities	88	—	6	—	94	—
Total	$5,085	$(20)	$118	$(1)	$5,203	$(21)

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2021, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	September 30, 2021
Cash and cash equivalents	$25,243	$27,429
Restricted cash (a)	692	195
Total cash, cash equivalents, and restricted cash	$25,935	$27,624
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2020	September 30, 2021
Consumer
Retail installment contracts, gross	$73,631	$68,289
Finance leases, gross	8,431	7,644
Retail financing, gross	82,062	75,933
Unearned interest supplements	(3,987)	(3,086)
Consumer finance receivables	78,075	72,847
Non-Consumer
Dealer financing	20,908	11,576
Non-Consumer finance receivables	20,908	11,576
Total recorded investment	$98,983	$84,423

Recorded investment in finance receivables	$98,983	$84,423
Allowance for credit losses	(1,305)	(984)
Total finance receivables, net	$97,678	$83,439

Current portion	$42,401	$32,600
Non-current portion	55,277	50,839
Total finance receivables, net	$97,678	$83,439

Net finance receivables subject to fair value (a)	$89,651	$76,140
Fair value (b)	91,238	77,520
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2020 and 2021 was $96 million and $86 million, respectively, and for the first nine months of 2020 and 2021 was $268 million and $264 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2020 and September 30, 2021, accrued interest was $181 million and $125 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2020 and September 30, 2021, were consumer receivables of $43.7 billion and $37.3 billion, respectively, and non-consumer receivables of $16.4 billion and $12.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31 - 60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61 - 120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,518	6,648	13,704	20,822	32,716	77,190	98.9
Total	$845	$2,598	$6,782	$13,918	$21,040	$32,892	$78,075	100.0%

The credit quality analysis of consumer receivables at September 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$44	$54	$94	$114	$157	$50	$513	0.7%
61 - 120 days past due	7	12	21	28	34	14	116	0.2
Greater than 120 days past due	12	7	8	10	9	—	46	—
Total past due	63	73	123	152	200	64	675	0.9
Current	1,195	3,450	8,102	14,538	25,340	19,547	72,172	99.1
Total	$1,258	$3,523	$8,225	$14,690	$25,540	$19,611	$72,847	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total	Percent
Group I	$503	$129	$110	$188	$70	$248	$1,248	$13,160	$14,408	68.9%
Group II	38	20	11	35	3	87	194	4,680	4,874	23.3
Group III	9	—	3	19	3	35	69	1,464	1,533	7.3
Group IV	2	—	—	—	2	6	10	83	93	0.5
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$19,387	$20,908	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

The credit quality analysis of dealer financing receivables at September 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$464	$91	$173	$46	$111	$260	$1,145	$6,650	$7,795	67.3%
Group II	12	5	25	2	6	70	120	2,888	3,008	26.0
Group III	10	—	1	—	1	24	36	676	712	6.2
Group IV	—	—	4	—	—	5	9	52	61	0.5
Total (a)	$486	$96	$203	$48	$118	$359	$1,310	$10,266	$11,576	100.0%
__________
(a)Total past due dealer financing receivables at September 30, 2021 were $64 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2020			First Nine Months 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,211	$74	$1,285	$496	$17	$513
Adoption of ASU 2016-13 (a)	—	—	—	247	5	252
Charge-offs	(104)	(5)	(109)	(329)	(6)	(335)
Recoveries	41	2	43	117	5	122
Increase/(Decrease) in provision for credit losses	95	(9)	86	723	42	765
Other (b)	8	1	9	(3)	—	(3)
Ending balance	$1,251	$63	$1,314	$1,251	$63	$1,314

	Third Quarter 2021			First Nine Months 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,022	$39	$1,061	$1,245	$60	$1,305
Charge-offs	(58)	(2)	(60)	(210)	(5)	(215)
Recoveries	50	1	51	158	6	164
Increase/(Decrease) in provision for credit losses	(58)	(1)	(59)	(242)	(23)	(265)
Other (b)	(9)	—	(9)	(4)	(1)	(5)
Ending balance	$947	$37	$984	$947	$37	$984
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

During the third quarter and first nine months of 2021, the allowance for credit losses decreased $77 million and $321 million, respectively, primarily reflecting improvement in the economic outlook that caused Ford Credit to lower its expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs remained low in the third quarter and first nine months ended September 30, 2021, due in part to government stimulus, changes in consumer spending behavior, and high vehicle collateral values, the impact of COVID-19 on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2020	September 30, 2021
Raw materials, work-in-process, and supplies	$4,676	$5,919
Finished products	6,132	7,589
Total inventories	$10,808	$13,508

Finished products at September 30, 2021 in the table above include vehicles completed but awaiting installation of components affected by the semiconductor supply shortage, after which, they will proceed through an additional quality review process prior to being shipped to our dealers.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.7 billion and $2.9 billion at December 31, 2020 and September 30, 2021, respectively. The increase from December 31, 2020 primarily reflects an observable event of $902 million (measured using an option pricing model) for our investment in Rivian, reported in Other income/(loss), net on our consolidated income statements. The cumulative net unrealized gain from adjustments related to Other Investments held at September 30, 2021 is $1.2 billion.

In July 2021, we purchased $415 million of Rivian’s unsecured senior convertible notes, which is reported in Other assets on our consolidated balance sheets.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $258 million and $695 million at December 31, 2020 and September 30, 2021, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets. The increase from December 31, 2020 primarily reflects the acquisitions of Getrag Ford Transmissions GmbH in March 2021 and Electriphi, Inc. in June 2021 (see Note 17).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	September 30, 2021
Current
Dealer and dealers’ customer allowances and claims	$12,702	$8,132
Deferred revenue	2,161	2,484
Employee benefit plans	1,752	1,587
Accrued interest	1,215	1,098
OPEB (a)	339	339
Pension (a)	193	192
Operating lease liabilities	323	335
Other	4,960	4,620
Total current other liabilities and deferred revenue	$23,645	$18,787
Non-current
Pension (a)	$10,738	$9,894
OPEB (a)	6,236	6,116
Dealer and dealers’ customer allowances and claims	3,072	4,368
Deferred revenue	4,559	4,675
Operating lease liabilities	991	966
Employee benefit plans	1,074	1,073
Other	1,709	1,716
Total non-current other liabilities and deferred revenue	$28,379	$28,808
__________
(a)Balances at September 30, 2021 reflect pension and OPEB liabilities at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020. Included in Other assets are pension assets of $4.3 billion and $5.9 billion at December 31, 2020 and September 30, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Service cost	$130	$131	$135	$140	$12	$12
Interest cost	322	232	130	107	43	31
Expected return on assets	(699)	(681)	(272)	(283)	—	—
Amortization of prior service costs/(credits)	1	1	8	5	(4)	(3)
Net remeasurement (gain)/loss	(1)	(40)	55	—	—	—
Separation programs/other	—	10	66	23	(1)	1
Settlements and curtailments	1	7	74	—	—	—
Net periodic benefit cost/(income)	$(246)	$(340)	$196	$(8)	$50	$41

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Service cost	$390	$396	$393	$423	$35	$36
Interest cost	968	694	393	315	127	95
Expected return on assets	(2,097)	(2,047)	(793)	(852)	—	—
Amortization of prior service costs/(credits)	3	2	25	17	(12)	(9)
Net remeasurement (gain)/loss	3	201	(177)	(565)	58	—
Separation programs/other	13	15	123	107	(1)	1
Settlements and curtailments	5	56	92	—	(2)	—
Net periodic benefit cost/(income)	$(715)	$(683)	$56	$(555)	$205	$123

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the third quarter of 2020 and 2021, we recognized $92 million and $22 million, respectively, of expenses related to ongoing global redesign programs. In the first nine months of 2020 and 2021, we recognized $167 million and $106 million, respectively, of expenses related to ongoing global redesign programs. Until our global redesign actions are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2021, we expect to contribute about $800 million of cash to our global funded pension plans. We also expect to make about $390 million of benefit payments to participants in unfunded plans. In the first nine months of 2021, we contributed $602 million to our worldwide funded pension plans and made $290 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2020	September 30, 2021
Company excluding Ford Credit
Debt payable within one year
Short-term	$613	$332
Long-term payable within one year
Public unsecured debt securities	180	86
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	148	1,101
Other debt	434	328
Unamortized (discount)/premium	(1)	2
Total debt payable within one year	1,374	1,849
Long-term debt payable after one year
Public unsecured debt securities	18,877	18,792
Convertible notes	—	2,300
Delayed draw term loan	1,500	1,500
DOE ATVM Incentive Program	1,064	—
U.K. Export Finance Program	854	841
Other debt	768	756
Unamortized (discount)/premium	(242)	(220)
Unamortized issuance costs	(188)	(202)
Total long-term debt payable after one year	22,633	23,767
Total Company excluding Ford Credit	$24,007	$25,616
Fair value of Company debt excluding Ford Credit (a)	$27,794	$29,911
Ford Credit
Debt payable within one year
Short-term	$11,429	$13,056
Long-term payable within one year
Unsecured debt	17,185	13,229
Asset-backed debt	21,345	19,187
Unamortized (discount)/premium	2	1
Unamortized issuance costs	(17)	(15)
Fair value adjustments (b)	25	16
Total debt payable within one year	49,969	45,474
Long-term debt payable after one year
Unsecured debt	54,197	47,396
Asset-backed debt	32,276	25,542
Unamortized (discount)/premium	28	29
Unamortized issuance costs	(235)	(212)
Fair value adjustments (b)	1,442	727
Total long-term debt payable after one year	87,708	73,482
Total Ford Credit	$137,677	$118,956
Fair value of Ford Credit debt (a)	$139,796	$121,369
__________
(a)At December 31, 2020 and September 30, 2021, the fair value of debt includes $529 million and $126 million of Company excluding Ford Credit short-term debt and $10.4 billion and $12.7 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $220 million at December 31, 2020 and September 30, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $38.0 billion at December 31, 2020 and September 30, 2021, respectively.

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

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. During the third quarter and first nine months of 2021, the conditions allowing holders of the notes to convert were not met.

The notes were issued at par and fees associated with the issuance of these notes are amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. During the third quarter and first nine months of 2021, amortization of issuance costs were $2 million and $4 million, respectively. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of September 30, 2021 was approximately $2.5 billion. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our third quarter or first nine months of 2021 diluted EPS as the average market price of our Common Stock during the reporting period did not exceed the conversion price of the notes.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2020	2021	2020	2021
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$6	$(161)	$(68)	$(349)
Commodity contracts (b)	(22)	50	(50)	78
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	94	98	190	299
Fair value changes on hedging instruments	(103)	(142)	1,119	(680)
Fair value changes on hedged debt	96	135	(1,095)	638
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(1)	(2)	(1)	(6)
Fair value changes on hedging instruments	(10)	(28)	(10)	(67)
Fair value changes on hedged debt	6	25	6	58
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(349)	123	(37)	209
Cross-currency interest rate swap contracts	210	(194)	213	(390)
Interest rate contracts	(4)	—	(90)	(25)
Commodity contracts	19	25	(12)	153
Total	$(58)	$(71)	$165	$(82)
__________
(a)For the third quarter and first nine months of 2020, a $132 million loss and a $684 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2021, a $225 million gain and a $346 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2020, a $36 million gain and a $48 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2021, a $114 million gain and a $294 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2020, a $242 million loss and a $97 million loss, respectively, were reported in Cost of sales, and a $107 million loss and a $60 million gain, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2021, a $44 million gain and a $122 million gain, respectively, were reported in Cost of sales, and a $79 million gain and an $87 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			September 30, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,860	$47	$383	$11,540	$71	$317
Commodity contracts	703	40	5	833	230	—
Fair value hedges
Interest rate contracts	26,924	1,331	4	26,007	853	150
Cross-currency interest rate swap contracts	885	46	—	885	—	29
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	25,956	172	399	24,412	252	281
Cross-currency interest rate swap contracts	6,849	557	1	6,547	181	39
Interest rate contracts	70,318	663	439	52,018	316	183
Commodity contracts	599	74	4	1,015	102	20
Total derivative financial instruments, gross (a) (b)	$148,094	$2,930	$1,235	$123,257	$2,005	$1,019

Current portion		$974	$859		$1,046	$594
Non-current portion		1,956	376		959	425
Total derivative financial instruments, gross		$2,930	$1,235		$2,005	$1,019
__________
(a)At December 31, 2020 and September 30, 2021, we held collateral of $9 million, and we posted collateral of $96 million and $73 million, respectively.
(b)At December 31, 2020 and September 30, 2021, the fair value of assets and liabilities available for counterparty netting was $505 million and $610 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations as part of a plan to establish a joint venture with Mahindra & Mahindra Limited (“Mahindra”). In December 2020, Ford and Mahindra mutually determined that we would not complete the joint venture. Subsequently, in September 2021, Ford India Private Limited (“Ford India”), our subsidiary in India, announced its plans to exit the engine and vehicle manufacturing operations at its facilities in Chennai and its vehicle manufacturing operation at its facility in Sanand. Ford India plans to cease vehicle manufacturing in Sanand in fourth quarter 2021 and engine and vehicle manufacturing in Chennai by second quarter 2022. These actions will not result in Ford India being substantially liquidated, as it will continue with its powertrain operations at its engine plant in Sanand to support certain products, including those manufactured by our affiliate in Thailand, and it will continue its imported vehicle sales and customer support operations.

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

The following table summarizes the redesign-related activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Beginning balance	$524	$839	$734	$1,732
Changes in accruals (a)	109	506	203	875
Payments	(105)	(294)	(376)	(1,551)
Foreign currency translation	11	(51)	(22)	(56)
Ending balance	$539	$1,000	$539	$1,000
__________
(a)Excludes pension costs of $92 million and $22 million in the third quarter of 2020 and 2021, respectively, and $167 million and $106 million in the first nine months of 2020 and 2021, respectively.

We also recorded $64 million and $202 million in the third quarter of 2020 and 2021, respectively, and $114 million and $590 million in the first nine months of 2020 and 2021, respectively, for accelerated depreciation and other non-cash items.

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

Ford Credit

In June 2021, Ford Credit announced the plan of its subsidiaries in Brazil and Argentina to cease originating receivables by the end of 2021 and begin the process of selling or otherwise winding down their operations in those markets. We recorded approximately $11 million related to employee separation costs in Ford Credit interest, operating, and other expenses, the majority of which will be paid in 2021.

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at September 30, 2021 of $364 million are associated with Ford Credit’s investments in Brazil and Argentina that we no longer plan to operate. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, as they may be subject to regulatory approval, we expect reclassification of accumulated foreign currency translation adjustments to begin in the fourth quarter of 2021 with the majority of losses to be recognized in 2022 or later.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Electriphi, Inc. (“Electriphi”). On June 18, 2021, we acquired Electriphi, a California-based provider of charging management and fleet monitoring software for electric vehicles. Assets acquired primarily include goodwill, reported in Other assets (see Note 11), and software, reported in Net property. The acquisition did not have a material impact on our financial statements.

Ford Lio Ho Motor Co., Ltd. (“FLH”). On April 1, 2021, we completed the sale of our controlling financial interest in FLH and its wholly owned subsidiary FLH Marketing & Service Limited, which resulted in deconsolidation of our Ford Taiwan subsidiary in the second quarter of 2021. FLH will continue to import, manufacture, and sell Ford-branded vehicles through at least 2025. We recognized a pre-tax gain of $161 million, which was reported in Other income/(loss), net in the second quarter of 2021.

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

On March 1, 2021, we acquired Magna’s shares in the restructured GFT. The purchase price, which is subject to post-closing revisions, presently is estimated at $272 million. We expect that the purchase price revisions will be finalized by the first quarter of 2022. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant will continue under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $272 million fair value, and recognized a pre-tax gain of $182 million in Other income/(loss), net during 2021. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT. See Note 11 for information about goodwill recognized as part of this transaction.

Argo AI, LLC (“Argo AI”). On June 1, 2020, we completed a transaction with Volkswagen AG (“VW”) that reduced our ownership interest in the autonomous vehicle technology company Argo AI and resulted in Ford and VW holding equal interests that comprised a majority ownership of Argo AI. The transaction involved us selling a portion of our Argo AI equity to VW for $500 million and VW making additional investments in Argo AI, including contributing its Autonomous Intelligent Driving company. As a result of the transaction, we deconsolidated Argo AI, remeasured our retained investment in Argo AI at fair value, and recognized a $3.5 billion pre-tax gain in Other income/(loss), net, of which $2.9 billion related to our retained investment in Argo AI. Our retained investment in Argo AI consists of an equity method investment and a preferred equity security investment, reflected on our consolidated balance sheets in Equity in net assets of affiliated companies and Other assets, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Foreign currency translation
Beginning balance	$(6,181)	$(5,249)	$(4,626)	$(5,526)
Gains/(Losses) on foreign currency translation	(126)	(236)	(1,673)	112
Less: Tax/(Tax benefit) (a)	(60)	66	(83)	133
Net gains/(losses) on foreign currency translation	(66)	(302)	(1,590)	(21)
(Gains)/Losses reclassified from AOCI to net income (b)	(3)	—	(34)	(4)
Other comprehensive income/(loss), net of tax (c)	(69)	(302)	(1,624)	(25)
Ending balance	$(6,250)	$(5,551)	$(6,250)	$(5,551)

Marketable securities
Beginning balance	$184	$81	$71	$156
Gains/(Losses) on available for sale securities	(8)	(26)	157	(112)
Less: Tax/(Tax benefit)	(2)	(6)	36	(28)
Net gains/(losses) on available for sale securities	(6)	(20)	121	(84)
(Gains)/Losses reclassified from AOCI to net income	(15)	(3)	(33)	(18)
Less: Tax/(Tax benefit)	(4)	—	(8)	(4)
Net (gains)/losses reclassified from AOCI to net income	(11)	(3)	(25)	(14)
Other comprehensive income/(loss), net of tax	(17)	(23)	96	(98)
Ending balance	$167	$58	$167	$58

Derivative instruments
Beginning balance	$180	$(455)	$(488)	$(266)
Gains/(Losses) on derivative instruments	(96)	339	636	(52)
Less: Tax/(Tax benefit)	(15)	85	135	8
Net gains/(losses) on derivative instruments	(81)	254	501	(60)
(Gains)/Losses reclassified from AOCI to net income	16	111	118	271
Less: Tax/(Tax benefit)	6	22	22	57
Net (gains)/losses reclassified from AOCI to net income (d)	10	89	96	214
Other comprehensive income/(loss), net of tax	(71)	343	597	154
Ending balance	$109	$(112)	$109	$(112)

Pension and other postretirement benefits
Beginning balance	$(2,654)	$(2,645)	$(2,685)	$(2,658)
Amortization and recognition of prior service costs/(credits)	29	4	55	24
Less: Tax/(Tax benefit)	6	4	10	8
Net prior service costs/(credits) reclassified from AOCI to net income	23	—	45	16
Translation impact on non-U.S. plans	(8)	5	1	2
Other comprehensive income/(loss), net of tax	15	5	46	18
Ending balance	$(2,639)	$(2,640)	$(2,639)	$(2,640)

Total AOCI ending balance at September 30	$(8,613)	$(8,245)	$(8,613)	$(8,245)
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
(c)In 2021, the first nine months excludes a gain of $2 million related to noncontrolling interests.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $34 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and loans and was $3 billion and $2.9 billion at December 31, 2020 and September 30, 2021, respectively.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $346 million and $355 million at December 31, 2020 and September 30, 2021, respectively. The carrying value of recorded liabilities related to financial guarantees was $46 million and $23 million at December 31, 2020 and September 30, 2021, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $245 million and $556 million at December 31, 2020 and September 30, 2021, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $48 million and $74 million at December 31, 2020 and September 30, 2021, respectively.

Included in the $556 million of maximum potential payments at September 30, 2021 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $548 million as of September 30, 2021 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $74 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $1.7 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2020	2021
Beginning balance	$5,702	$8,172
Payments made during the period	(2,913)	(3,109)
Changes in accrual related to warranties issued during the period	2,419	2,819
Changes in accrual related to pre-existing warranties	1,451	44
Foreign currency translation and other	(75)	(77)
Ending balance	$6,584	$7,849

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $900 million in the aggregate.

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

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other		Interest on Debt	Special Items		Adjustments		Total
Third Quarter 2020
Revenues	$34,710	$17	$2,774	$—		$—	$—		$—		$37,501
Income/(loss) before income taxes	2,665	(230)	1,123	86		(498)	(390)	(a)	—		2,756
Equity in net income/(loss) of affiliated companies	115	(58)	4	—		—	(3)		—		58
Total assets	62,787	3,482	152,853	42,588		—	—		(1,767)	(b)	259,943

Third Quarter 2021
Revenues	$33,211	$38	$2,434	$—		$—	$—		$—		$35,683
Income/(loss) before income taxes	2,459	(258)	1,077	(285)		(439)	(669)	(a)	—		1,885
Equity in net income/(loss) of affiliated companies	188	(63)	9	—		—	(4)		—		130
Total assets	68,291	3,471	135,385	46,695		—	—		(1,165)	(b)	252,677

	Automotive	Mobility	Ford Credit	Corporate Other		Interest on Debt	Special Items		Adjustments		Total
First Nine Months 2020
Revenues	$82,677	$35	$8,480	$—		$—	$—		$—		$91,192
Income/(loss) before income taxes	448	(801)	1,696	(277)		(1,175)	2,803	(c)	—		2,694
Equity in net income/(loss) of affiliated companies	59	(70)	12	—		—	(9)		—		(8)

First Nine Months 2021
Revenues	$90,893	$70	$7,700	$—		$—	$—		$—		$98,663
Income/(loss) before income taxes	5,767	(637)	3,662	99	(d)	(1,365)	(964)	(a)	—		6,562
Equity in net income/(loss) of affiliated companies	441	(157)	23	1		—	(48)		—		260
__________
(a)Primarily reflects Global Redesign actions and mark-to-market adjustments for our global pension and OPEB plans.
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Primarily reflects a $3.5 billion gain on our investment in Argo AI as a result of the transaction with Argo AI and VW (see Note 17), partially offset by Global Redesign actions.
(d)Includes the unrealized gain of $902 million related to the Rivian observable event (see Note 10).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

The automotive industry continues to face a significant shortage of semiconductors due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at our assembly plants. Our initial outlook was for semiconductor supply chains to remain constrained through the second quarter of 2021, and we would have an opportunity to begin recovering lost production volumes in the second half of 2021. However, the industry faced another setback on March 19, 2021, when Renesas Electronics Corporation, a key supplier of semiconductors for the automotive industry and for us in particular, experienced a significant fire at its Naka Factory. Renesas recently returned to full capacity across its range of semiconductors at its Naka Factory. COVID-related work restrictions in Southeast Asia, though, have also impacted semiconductor production. Notwithstanding the improvement for Renesas, based on the overall recovery rate we are seeing for the industry, we believe the automotive semiconductor shortage will remain fluid and could extend into 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the third quarter of 2021, the net income attributable to Ford Motor Company was $1,832 million, and Company adjusted EBIT was $2,993 million.

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

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Global Redesign
Europe	$(211)	$(88)	$(410)	$(347)
India	(3)	(369)	(21)	(369)
South America	(52)	(211)	(70)	(666)
Russia	1	—	18	8
China (including Taiwan)	(3)	(5)	(9)	152
Separations and Other (not included above)	—	(29)	(1)	(40)
Subtotal Global Redesign	$(268)	$(702)	$(493)	$(1,262)
Other Items
North America hourly buyouts	$(18)	$—	$(219)	$(10)
Gain on transaction with Argo AI	—	—	3,454	—
Transit Connect customs ruling	(2)	—	(7)	—
Subtotal Other Items	$(20)	$—	$3,228	$(10)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(54)	$40	$116	$364
Pension settlements and curtailments	(48)	(7)	(48)	(56)
Subtotal Pension and OPEB Gain/(Loss)	$(102)	$33	$68	$308
Total EBIT Special Items	$(390)	$(669)	$2,803	$(964)

Cash effect of Global Redesign (incl. separations)	$(105)	$(293)	$(376)	$(1,608)

Provision for/(Benefit from) tax special items (a)	$(159)	$(460)	$1,583	$(503)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $669 million of pre-tax special item charges in the third quarter of 2021, primarily reflecting redesign actions in India and South America. In total, we expect to incur about $2.0 billion of pre-tax special item charges associated with the redesign actions in India that we announced on September 9, 2021.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter 2021 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2020	2021	H / (L)	2020	2021	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$11.1	$7.0	$(4.1)	$19.7	$12.3	$(7.5)
Revenue ($M)	37,501	35,683	(5)%	91,192	98,663	8%
Net Income/(Loss) ($M)	2,385	1,832	(553)	1,509	5,655	4,146
Net Income/(Loss) Margin (%)	6.4%	5.1%	(1.3) ppts	1.7%	5.7%	4.0 ppts
EPS (Diluted)	$0.60	$0.45	$(0.15)	$0.38	$1.40	$1.02

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$6.6	$7.7	$1.2	$(0.4)	$2.2	$2.6
Company Adj. EBIT ($M)	3,644	2,993	(651)	1,066	8,891	7,825
Company Adj. EBIT Margin (%)	9.7%	8.4%	(1.3) ppts	1.2%	9.0%	7.8 ppts
Adjusted EPS (Diluted)	$0.65	$0.51	$(0.14)	$0.07	$1.52	$1.45
Adjusted ROIC (Trailing Four Quarters)	(0.4)%	11.0%	11.4 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2021, our diluted earnings per share of Common and Class B Stock was $0.45 and our diluted adjusted earnings per share was $0.51.

Net income/(loss) margin was 5.1% and Company adjusted EBIT margin was 8.4% in the third quarter of 2021, both down 1.3 percentage points from a year ago.

The year-over-year decreases of $553 million in net income/(loss) and $651 million in Company adjusted EBIT in the third quarter of 2021 reflect lower Corporate Other results and lower Automotive EBIT.

The table below shows our third quarter 2021 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2020	2021	H / (L)	2020	2021	H / (L)
Automotive	$2,665	$2,459	$(206)	$448	$5,767	$5,319
Mobility	(230)	(258)	(28)	(801)	(637)	164
Ford Credit	1,123	1,077	(46)	1,696	3,662	1,966
Corporate Other	86	(285)	(371)	(277)	99	376
Company Adjusted EBIT (a)	3,644	2,993	(651)	1,066	8,891	7,825
Interest on Debt	(498)	(439)	(59)	(1,175)	(1,365)	190
Special Items	(390)	(669)	279	2,803	(964)	3,767
Taxes / Noncontrolling Interests	(371)	(53)	(318)	(1,185)	(907)	(278)
Net Income/(Loss)	$2,385	$1,832	$(553)	$1,509	$5,655	$4,146
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our third quarter 2021 Automotive segment EBIT by business unit (in millions).

	Third Quarter			First Nine Months
	2020	2021	H / (L)	2020	2021	H / (L)
North America	$3,202	$2,423	$(779)	$2,629	$5,566	$2,937
South America	(108)	2	110	(385)	(157)	228
Europe	(444)	(52)	392	(1,260)	5	1,265
China (including Taiwan)	(57)	(39)	18	(434)	(177)	257
International Markets Group	72	125	53	(102)	530	632
Automotive Segment	$2,665	$2,459	$(206)	$448	$5,767	$5,319

The tables below and on the following pages provide third quarter 2021 key metrics and the change in third quarter 2021 EBIT compared with third quarter 2020 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	6.0%	4.9%	(1.1) ppts	5.9%	5.1%	(0.8) ppts
Wholesale Units (000)	1,178	1,012	(166)	2,949	2,838	(111)
Revenue ($M)	$34,710	$33,211	$(1,499)	$82,677	$90,893	$8,216
EBIT ($M)	2,665	2,459	(206)	448	5,767	5,319
EBIT Margin (%)	7.7%	7.4%	(0.3) ppts	0.5%	6.3%	5.8 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$2,665
Volume / Mix	(1,798)
Net Pricing	2,385
Cost	(689)
Exchange	29
Other	(133)
Third Quarter 2021 EBIT	$2,459

In the third quarter of 2021, wholesales decreased 14% from a year ago, primarily reflecting semiconductor-related production constraints and the shift to a new business model in South America. Third quarter 2021 revenue decreased 4%, driven by lower wholesales, partially offset by higher net pricing, favorable mix, and stronger currencies.

Our third quarter 2021 Automotive segment EBIT was $2.5 billion, a decrease of $206 million from a year ago, and our third quarter 2021 Automotive EBIT margin was 7.4%. The lower EBIT was driven by lower wholesales and increased commodity prices, partially offset by higher net pricing (reflecting the strength of our product portfolio and lower incentives), lower warranty expense, and favorable mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	13.6%	11.2%	(2.4) ppts	13.7%	11.3%	(2.4) ppts
Wholesale Units (000)	651	546	(104)	1,541	1,407	(134)
Revenue ($M)	$25,336	$24,032	$(1,304)	$58,092	$61,992	$3,900
EBIT ($M)	3,202	2,423	(779)	2,629	5,566	2,937
EBIT Margin (%)	12.6%	10.1%	(2.5) ppts	4.5%	9.0%	4.5 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$3,202
Volume / Mix	(1,468)
Net Pricing	1,904
Cost	(997)
Exchange	3
Other	(221)
Third Quarter 2021 EBIT	$2,423

In North America, third quarter 2021 wholesales decreased 16% from a year ago, primarily reflecting the impact of semiconductor-related production constraints. Third quarter 2021 revenue decreased 5%, driven by lower wholesales, partially offset by higher net pricing (primarily reflecting strong demand for the new product portfolio and lower incentives) and favorable mix.

North America’s third quarter 2021 EBIT decreased $779 million from a year ago with an EBIT margin of 10.1%. The lower EBIT was driven by lower volume, increased commodity prices, and other costs, partially offset by higher net pricing, favorable mix, and lower warranty expense.

South America

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	5.7%	2.4%	(3.3) ppts	6.3%	2.8%	(3.5) ppts
Wholesale Units (000)	48	20	(29)	122	55	(67)
Revenue ($M)	$630	$627	$(3)	$1,601	$1,605	$4
EBIT ($M)	(108)	2	110	(385)	(157)	228
EBIT Margin (%)	(17.1)%	0.3%	17.4 ppts	(24.0)%	(9.8)%	14.2 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$(108)
Volume / Mix	(55)
Net Pricing	159
Cost	15
Exchange	4
Other	(13)
Third Quarter 2021 EBIT	$2

In South America, third quarter 2021 wholesales decreased 60% from a year ago, primarily reflecting the shift to the region’s new business model and the impact of semiconductor-related production constraints. Third quarter 2021 revenue decreased 1%, driven by lower wholesales and weaker currencies, partially offset by higher net pricing and favorable mix.

South America’s third quarter 2021 EBIT improved $110 million from a year ago with an EBIT margin of 0.3%. The EBIT improvement was driven by higher net pricing and structural cost reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	7.8%	6.2%	(1.6) ppts	7.3%	6.5%	(0.8) ppts
Wholesale Units (000) (a)	239	218	(21)	681	678	(3)
Revenue ($M)	$5,694	$6,066	$372	$15,555	$18,726	$3,171
EBIT ($M)	(444)	(52)	392	(1,260)	5	1,265
EBIT Margin (%)	(7.8)%	(0.9)%	6.9 ppts	(8.1)%	0.0%	8.1 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 26,000 units in Q3 2020 and 12,000 units in Q3 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$(444)
Volume / Mix	(127)
Net Pricing	273
Cost	243
Exchange	(66)
Other	69
Third Quarter 2021 EBIT	$(52)

In Europe, third quarter 2021 wholesales decreased 9% from a year ago, primarily reflecting the impact of semiconductor-related production constraints. Third quarter 2021 revenue increased 7%, driven by favorable mix and higher net pricing, partially offset by lower wholesales.

Europe’s third quarter 2021 EBIT loss improved $392 million from a year ago with an EBIT margin of negative 0.9%. The EBIT improvement was driven by higher net pricing, lower warranty expense, and lower structural costs, partially offset by higher commodity prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	2.4%	2.5%	0.1 ppts	2.4%	2.3%	(0.1) ppts
Wholesale Units (000) (a)	164	162	(2)	415	463	48
Revenue ($M)	$1,011	$592	$(419)	$2,407	$1,966	$(441)
EBIT ($M)	(57)	(39)	18	(434)	(177)	257
EBIT Margin (%)	(5.7)%	(6.6)%	(0.9) ppts	(18.0)%	(9.0)%	9.0 ppts

China Unconsolidated Affiliates
Wholesales (000)	146	160	14	374	449	75
Ford Equity Income/(Loss) ($M)	$55	$77	$22	$(26)	$144	$170
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates and, from second quarter 2021, Ford brand vehicles produced in Taiwan by Lio Ho Group. Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$(57)
Volume / Mix	(104)
Net Pricing	7
Cost	17
Exchange	29
Other (Including Joint Ventures)	69
Third Quarter 2021 EBIT	$(39)

In China, third quarter 2021 wholesales declined 1% from a year ago, driven by the impact of semiconductor-related production constraints. Third quarter 2021 revenue at our consolidated operations decreased 41%, driven by product localization, partially offset by higher component sales to our joint ventures in China, favorable mix, and stronger currencies.

China’s third quarter 2021 EBIT loss improved $18 million from a year ago with an EBIT margin of negative 6.6%. The EBIT improvement reflects favorable mix, higher profits and royalties from our joint ventures, stronger exchange, and lower structural costs, partially offset by lower volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	Third Quarter			First Nine Months
Key Metrics	2020	2021	H / (L)	2020	2021	H / (L)
Market Share (%)	1.7%	1.8%	0.1 ppts	1.6%	1.8%	0.2 ppts
Wholesale Units (000) (a)	76	66	(10)	191	235	44
Revenue ($M)	$2,039	$1,894	$(145)	$5,022	$6,604	$1,582
EBIT ($M)	72	125	53	(102)	530	632
EBIT Margin (%)	3.6%	6.6%	3.0 ppts	(2.0)%	8.0%	10.0 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 4,000 units in Q3 2020 and 5,000 units in Q3 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2020 EBIT	$72
Volume / Mix	(44)
Net Pricing	42
Cost	34
Exchange	60
Other	(39)
Third Quarter 2021 EBIT	$125

In our International Markets Group, third quarter 2021 wholesales decreased 13% from a year ago, primarily reflecting the impact of semiconductor-related production constraints. Third quarter 2021 revenue decreased 7%, driven by lower wholesales, partially offset by stronger currencies and higher net pricing.

Our International Markets Group’s third quarter 2021 EBIT was $53 million higher than a year ago with an EBIT margin of 6.6%. The EBIT improvement was driven by favorable exchange, higher net pricing, and lower structural cost, partially offset by lower volume.

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

In our Mobility segment, our third quarter 2021 EBIT loss was $258 million, a $28 million higher loss than a year ago. The loss reflects our strategic investments as we continued to expand our capabilities in autonomous vehicles and mobility businesses.

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

The tables below provide third quarter and year-to-date 2021 key metrics and the change in third quarter 2021 EBT compared with third quarter 2020 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
GAAP Financial Measures	2020	2021	H / (L)	2020	2021	H / (L)
Total Net Receivables ($B)	$131.5	$116.5	(11)%	$131.5	$116.5	(11)%
Loss-to-Receivables (bps) (a)	30	—	(30)	35	5	(30)
Auction Values (b)	$22,160	$28,045	27%	$20,490	$25,150	23%
EBT ($M)	$1,123	$1,077	$(46)	$1,696	$3,662	$1,966
ROE (%) (c)	26%	29%	3 ppts	13%	32%	20 ppts

Other Balance Sheet Metrics
Debt ($B)				$133	$119	(11)%
Net Liquidity ($B)				31	33	5%
Financial Statement Leverage (to 1) (c)				8.5	9.6	1.1
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2021 mix and YTD amounts at 2021 YTD mix.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Non-GAAP Financial Measures	September 30, 2020	September 30, 2021	H / (L)
Managed Receivables ($B) (a)	$140.6	$122.8	(13)%
Managed Leverage (to 1) (b) (c)	7.5	8.4	0.9
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

Change in EBT by Causal Factor (in millions)
Third Quarter 2020 EBT	$1,123
Volume / Mix	(84)
Financing Margin	(92)
Credit Loss	145
Lease Residual	61
Exchange	—
Other	(76)
Third Quarter 2021 EBT	$1,077

Ford Credit’s total net receivables were $15 billion lower than a year ago, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage. The loss-to-receivables (“LTR”) ratio remained at a low level in the third quarter of 2021, at zero basis points, 30 basis points lower than a year ago. U.S. auction values in the third quarter of 2021 were 27% higher than a year ago, reflecting continued strong demand for used vehicles.

Ford Credit’s third quarter 2021 EBT of $1.1 billion was $46 million lower than a year ago, reflecting lower net financing margin due to semiconductor shortages, partially offset by lower charge-offs; reductions in the credit loss reserve, reflecting an expectation of lower lifetime losses; and higher auction values.

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

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, marketable securities, and other investments, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, and are not allocated to specific Automotive business units or operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2021, Corporate Other had a $285 million loss, compared with an $86 million gain a year ago. The lower results were driven by fair market value adjustments on investments, higher governance costs, and lower interest income.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $439 million in the third quarter of 2021, $59 million lower than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2021 was a provision of $63 million and $925 million, respectively. This resulted in effective tax rates of 3.3% and 14.1%, respectively.

During third quarter 2021, we recorded a tax benefit of $295 million, resulting from a reduction of valuation allowances recorded on various deferred tax assets.

Our third quarter and first nine months of 2021 adjusted effective tax rates, which exclude special items, were 20.5% and 19.0%, respectively.

As of September 30, 2021, we have recorded $11.9 billion of deferred tax assets. The ultimate realization of these assets is subject to several variables, including our future profitability within the relevant tax jurisdictions, and future tax planning and the related effects on our cash and liquidity position. Accordingly, our valuation allowances may increase or decrease in future periods.

In addition, we regularly review our organizational structure and income tax elections for affiliates in non-U.S. and U.S. tax jurisdictions, which may result in changes in affiliates that are included in or excluded from our U.S. tax return. Any future changes to our structure, as well as any changes in income tax laws in the countries that we operate, could cause increases or decreases to our deferred tax balances and related valuation allowances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $46.6 billion.

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

Company excluding Ford Credit

	December 31, 2020	September 30, 2021
Balance Sheets ($B)
Company Cash	$30.8	$31.5
Liquidity	46.9	47.4
Debt	(24.0)	(25.6)
Cash Net of Debt	6.8	5.9

Pension Funded Status ($B) (a)
Funded Plans	$0.3	$2.3
Unfunded Plans	(7.0)	(6.5)
Total Global Pension	$(6.7)	$(4.2)

Total Funded Status OPEB	$(6.6)	$(6.5)
__________
(a)Balances at September 30, 2021 reflect net underfunded status at December 31, 2020, updated for service and interest cost, expected return on assets, curtailment and settlement gains and associated interim remeasurement (where applicable), separation expense, actual benefit payments, and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At September 30, 2021, we had Company cash of $31.5 billion, with about 92% of Company cash held by consolidated entities domiciled in the United States, and Company liquidity of $47.4 billion. To be prepared for an economic downturn, we target an ongoing Company cash balance at or above $20 billion plus significant additional liquidity above our Company cash target. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic environment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Material Cash Requirements. Our material cash requirements include: (1) capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and electrification; (2) the purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 of our 2020 Form 10-K Report); (3) marketing incentive payments to dealers; (4) payments for warranty and field service actions (for additional information, see Note 20 of the Notes to the Financial Statements herein); (5) debt repayments (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2020 Form 10-K Report); (6) discretionary and mandatory payments to our global pension plans (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 of our 2020 Form 10-K Report, the “Changes in Company Cash” section below, and Note 13 of the Notes to the Financial Statements herein); (7) employee wages, benefits, and incentives; (8) operating lease payments (for additional information, see the “Aggregate Contractual Obligations” section in Item 7 and Note 18 of the Notes the Financial Statements in our 2020 Form 10-K Report); (9) cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below); and (10) strategic acquisitions and investments to grow our business, including electrification. In addition, subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

Our inventory includes vehicles completed but awaiting installation of components affected by the semiconductor supply shortage. As a result of the shortage, our inventory is higher than in normal periods.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institutions. Moreover, we do not provide any guarantees in connection with the SCF program. As of September 30, 2021, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $152 million. The amount settled through the SCF program during the first nine months of 2021 was $621 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.5	$1.9	$(0.6)	$5.2

Capital spending	$(1.2)	$(1.6)	$(4.2)	$(4.4)
Depreciation and tooling amortization	1.3	1.3	4.0	3.8
Net spending	$0.1	$(0.3)	$(0.2)	$(0.6)

Receivables	$(0.2)	$(0.1)	$0.3	$(0.7)
Inventory	(0.1)	(0.2)	—	(3.2)
Trade Payables	4.3	4.1	1.6	1.1
Changes in working capital	$3.9	$3.8	$1.9	$(2.8)

Ford Credit distributions	$0.8	$1.5	$2.0	$6.5
Interest on debt and cash taxes	(0.4)	(0.4)	(1.1)	(1.5)
All other and timing differences	(0.4)	1.1	(2.3)	(4.6)
Company adjusted free cash flow (a)	$6.6	$7.7	$(0.4)	$2.2

Global Redesign (including separations)	$(0.1)	$(0.3)	$(0.4)	$(1.6)
Changes in debt	(15.8)	(0.2)	8.8	1.8
Funded pension contributions	(0.1)	(0.2)	(0.4)	(0.6)
Shareholder distributions	—	—	(0.6)	—
All other (including acquisitions and divestitures)	(0.2)	(0.7)	0.1	(1.1)
Change in cash	$(9.7)	$6.4	$7.2	$0.7
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our third quarter 2021 Net cash provided by/(used in) operating activities was positive $7.0 billion, a decrease of $4.1 billion from a year ago. The year-over-year decrease was driven by lower Ford Credit operating cash flow and lower net income, partially offset by favorable timing differences. Our Company adjusted free cash flow was $7.7 billion, $1.2 billion higher than a year ago, driven by favorable timing differences and higher Ford Credit distributions, partially offset by lower adjusted EBIT.

Capital spending was $1.6 billion in the third quarter of 2021, $0.3 billion higher than a year ago. We continue to expect full year 2021 capital spending to be between $6.0 billion and $6.5 billion.

Third quarter 2021 working capital was $3.8 billion positive, driven by the rebuilding of trade payables, which were depleted in the second quarter of 2021 due to semiconductor-related production constraints. All other and timing differences were $1.1 billion positive, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, pension and OPEB income or expense).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the third quarter of 2021, we contributed $209 million to our global funded pension plans. We now expect to contribute about $800 million to our global funded pension plans in 2021.

There were no shareholder distributions in the third quarter of 2021. On October 27, 2021, we announced the reinstatement of a regular quarterly dividend of $0.10 per share on our Common and Class B Stock starting in the fourth quarter of 2021.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest businesses and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $7 billion. The cash effect related to our global redesign activities was $3.2 billion through September 30, 2021 and is expected to be about $4 billion through December 31, 2021.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2021 were $18.4 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.4 billion of local credit facilities. At September 30, 2021, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit under the corporate credit facility, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $844 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of September 30, 2021.

Our corporate and supplemental revolving credit facilities were amended as of September 29, 2021 to, among other things, extend the maturity dates of the commitments under each facility. Following the corporate credit facility amendment, $3.4 billion of commitments mature on September 29, 2024 and $10.1 billion of commitments mature on September 29, 2026. Following the supplemental revolving credit facility amendment, all $2.0 billion of commitments mature on September 29, 2024.

As a result of the September 29, 2021 amendments, there are no longer any restrictions in either the corporate or supplemental credit agreements on Ford’s ability to repurchase shares or pay dividends. In addition, the facilities now include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Further, interest on any U.S. dollar borrowings under both the corporate and supplemental revolving credit facilities will be calculated using daily simple SOFR. Prior to the amendments, such interest was calculated using LIBOR. Additional information about the amendments is available in our Current Report on Form 8-K filed on September 29, 2021.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. The terms and conditions of the delayed draw term loan (other than the sustainability-linked provisions and the transition from LIBOR to SOFR) and the supplemental revolving credit facility are consistent with our corporate credit facility.

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

Debt. As shown in Note 14 of the Notes to the Financial Statements, at September 30, 2021, Company debt excluding Ford Credit was $25.6 billion. This balance is $1.6 billion higher than at December 31, 2020, primarily reflecting our convertible notes issuance in March 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit ended the third quarter of 2021 with $33 billion of liquidity. During the quarter, Ford Credit completed $4 billion of public term funding.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity
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

The following table shows funding for Ford Credit’s managed receivables (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Funding Structure
Term unsecured debt	$74.0	$76.6	$65.2
Term asset-backed securities	53.2	54.6	45.1
Ford Interest Advantage / Deposits	5.9	6.5	8.6
Other (a)	6.5	5.7	5.8
Equity (a)	15.6	15.6	12.4
Adjustments for cash	(14.6)	(18.5)	(14.3)
Total Managed Receivables (b)	$140.6	$140.5	$122.8

Securitized Funding as Percent of Managed Receivables	37.8%	38.8%	36.7%
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.
(b)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables of $122.8 billion at September 30, 2021, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.7% at the end of the third quarter of 2021. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2019 and 2020, planned issuances for full year 2021, and its global public term funding issuances through October 26, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through October 26
Unsecured	$17	$14	$ 5 - 7	$5
Securitizations (a)	14	13	8 - 9	8
Total public	$31	$27	$ 13 - 16	$13
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2021, Ford Credit now projects full year public term funding in the range of $13 billion to $16 billion. Public funding is significantly reduced from 2019 and 2020, reflecting Ford Credit’s smaller balance sheet size. Through October 26, 2021, Ford Credit has completed $13 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Liquidity Sources (a)
Cash	$14.6	$18.5	$14.3
Committed asset-backed facilities	37.4	38.1	37.7
Other unsecured credit facilities	2.4	2.5	2.7
Total liquidity sources	$54.4	$59.1	$54.7

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.5)	$(3.9)	$(6.1)
Committed asset-backed facilities	(17.4)	(16.7)	(11.5)
Other unsecured credit facilities	(0.5)	(0.5)	(0.4)
Total utilization of liquidity	$(21.4)	$(21.1)	$(18.0)

Gross liquidity	$33.0	$38.0	$36.7
Asset-backed capacity in excess of eligible receivables and other adjustments	(1.9)	(2.6)	(3.7)
Net liquidity available for use	$31.1	$35.4	$33.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2021, Ford Credit’s net liquidity available for use was $33 billion, $2.4 billion lower than year-end 2020. At September 30, 2021, Ford Credit’s liquidity sources including cash, committed asset-backed facilities, and unsecured credit facilities totaled $54.7 billion, down $4.4 billion from year-end 2020.

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

	October - December 2021	2022	2023	2024 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$39	$73	$101	$136
Total debt (b)	27	58	79	118
Memo: Unsecured long-term debt maturities	3	14	11	33
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2021, Ford Credit had $136 billion of assets, $72 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Leverage Calculation
Debt	$133.1	$137.7	$119.0
Adjustments for cash	(14.6)	(18.5)	(14.3)
Adjustments for derivative accounting (a)	(1.6)	(1.5)	(0.8)
Total adjusted debt	$116.9	$117.7	$103.9

Equity (b) (c)	$15.6	$15.6	$12.4
Adjustments for derivative accounting (a)	0.1	0.1	0.1
Total adjusted equity (c)	$15.7	$15.7	$12.5

Financial statement leverage (to 1) (GAAP) (c)	8.5	8.8	9.6
Managed leverage (to 1) (Non-GAAP) (c)	7.5	7.5	8.4
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

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At September 30, 2021, Ford Credit’s financial statement leverage was 9.6:1, and its managed leverage was 8.4:1. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Underfunded Balances. As of September 30, 2021, our total Company pension underfunded status reported on our consolidated balance sheets was $4.2 billion and reflects the net underfunded status at December 31, 2020, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2020.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2020	September 30, 2021
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$(0.2)	$2.9
Add: Noncontrolling interest	—	—
Less: Income tax	(0.4)	0.1
Add: Cash tax	(0.3)	(0.6)
Less: Interest on debt	(1.4)	(1.8)
Less: Total pension/OPEB income/(cost)	(1.8)	(0.4)
Add: Pension/OPEB service costs	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$2.0	$3.2
Less: Special items (excl. pension/OPEB) pre-tax	2.3	(4.6)
Adjusted net operating profit/(loss) after cash tax	$(0.3)	$7.8

Invested Capital
Equity	$33.2	$36.7
Redeemable noncontrolling interest	—	—
Debt (excl. Ford Credit)	24.2	25.6
Net pension and OPEB liability	11.9	10.6
Invested capital (end of period)	$69.2	$73.0
Average invested capital	$69.4	$70.9

ROIC (a)	2.9%	4.6%
Adjusted ROIC (Non-GAAP) (b)	(0.4)%	11.0%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

We provided 2021 Company guidance in our earnings release furnished on Form 8-K dated October 27, 2021. The guidance is based on our expectations as of October 27, 2021 and assumes no material change in the current economic environment, including foreign exchange and tariffs. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2020 Form 10-K Report and as updated by our subsequent filings with the SEC.

2021 Guidance
Total Company
Adjusted EBIT (a)	$10.5 - $11.5 billion
Adjusted Free Cash Flow (a)	$4 - $5 billion
Capital spending	$6.0 - $6.5 billion
Pension contributions	About $0.8 billion
Global Redesign EBIT charges (b)	$1.7 - $2.2 billion
Global Redesign cash effects (b)	$2.2 - $2.7 billion

Ford Credit
EBT	About $4.6 billion
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

We now expect our adjusted EBIT for 2021 to be in a range of $10.5 billion to $11.5 billion. Despite a lower than anticipated improvement in the availability of semiconductors in the second half of 2021, the underlying strength of our business supports the increase in our guidance. Moreover, we have also assumed a sequential increase in wholesales in the fourth quarter. Consistent with our adjusted EBIT guidance throughout the year, our updated guidance includes the $900 million non-cash gain on our investment in Rivian that we reported in our results for the first quarter of 2021.

Our guidance for adjusted free cash flow in 2021 is unchanged at $4 billion to $5 billion, reflecting higher adjusted EBIT but less favorable improvement in working capital and timing differences. This is due to lower than anticipated volume than previously assumed in the back-half of the fourth quarter as a result of semiconductor-related constraints. We expect adjusted free cash flow to increase with higher production and the associated improvement in supplier payables and other timing differences.

In the event Rivian completes its IPO, we will record any gain on our investment, and any subsequent adjustments, as special items, and, accordingly, we will recast prior period gains on our Rivian investment as special items.

For the full year, Ford Credit now expects EBT of about $4.6 billion.

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

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Net income/(loss) attributable to Ford (GAAP)	$2,385	$1,832	$1,509	$5,655
Income/(Loss) attributable to noncontrolling interests	5	(10)	6	(18)
Net income/(loss)	$2,390	$1,822	$1,515	$5,637
Less: (Provision for)/Benefit from income taxes	(366)	(63)	(1,179)	(925)
Income/(Loss) before income taxes	$2,756	$1,885	$2,694	$6,562
Less: Special items pre-tax	(390)	(669)	2,803	(964)
Income/(Loss) before special items pre-tax	$3,146	$2,554	$(109)	$7,526
Less: Interest on debt	(498)	(439)	(1,175)	(1,365)
Adjusted EBIT (Non-GAAP)	$3,644	$2,993	$1,066	$8,891

Memo:
Revenue ($B)	$37.5	$35.7	$91.2	$98.7
Net income/(loss) margin (%)	6.4%	5.1%	1.7%	5.7%
Adjusted EBIT margin (%)	9.7%	8.4%	1.2%	9.0%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$2,385	$1,832	$1,509	$5,655
Less: Impact of pre-tax and tax special items	(231)	(209)	1,220	(461)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,616	$2,041	$289	$6,116

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,976	3,995	3,971	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	29	41	26	38
Diluted shares	4,005	4,036	3,997	4,027

Earnings/(Loss) per share – diluted (GAAP)	$0.60	$0.45	$0.38	$1.40
Less: Net impact of adjustments	(0.05)	(0.06)	0.31	(0.12)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.65	$0.51	$0.07	$1.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2020	2021	2020	2021	Memo: FY 2020
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$2,756	$1,885	$2,694	$6,562	$(1,116)
Less: Impact of special items	(390)	(669)	2,803	(964)	(2,246)
Adjusted earnings before taxes (Non-GAAP)	$3,146	$2,554	$(109)	$7,526	$1,130

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(366)	$(63)	$(1,179)	$(925)	$(160)
Less: Impact of special items (a)	159	460	(1,583)	503	(670)
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(525)	$(523)	$404	$(1,428)	$510

Tax Rate (%)
Effective tax rate (GAAP)	13.3%	3.3%	43.8%	14.1%	(14.3)%
Adjusted effective tax rate (Non-GAAP)	16.7%	20.5%	370.6%	19.0%	(45.1)%
__________
(a)Full Year 2020 includes $(1.3) billion related to the establishment of valuation allowances against primarily U.S. tax credits.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Net cash provided by/(used in) operating activities (GAAP)	$11,088	$7,008	$19,730	$12,256

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows (a)	$4,417	$(341)	$18,582	$14,295
Funded pension contributions	(147)	(209)	(429)	(602)
Global Redesign (including separations)	(105)	(293)	(376)	(1,608)
Ford Credit tax payments/(refunds) under tax sharing agreement (a)	44	—	469	4
Other, net	(431)	4	(624)	(179)

Add: Items included in Company Adjusted Free Cash Flows
Automotive and Mobility capital spending	$(1,247)	$(1,562)	$(4,182)	$(4,424)
Ford Credit distributions (a)	831	1,500	2,000	6,500
Settlement of derivatives	(336)	(42)	(300)	(200)
Company adjusted free cash flow (Non-GAAP) (a)	$6,558	$7,743	$(374)	$2,222
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 2 of the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	September 30, 2020	December 31, 2020	September 30, 2021
Ford Credit finance receivables, net (GAAP) (a)	$97.5	$97.7	$83.4
Net investment in operating leases (GAAP) (a)	26.6	26.6	25.5
Consolidating adjustments (b)	7.4	7.4	7.6
Total net receivables	$131.5	$131.7	$116.5

Ford Credit unearned interest supplements and residual support	$6.7	$6.5	$4.8
Allowance for credit losses	1.3	1.3	1.0
Other, primarily accumulated supplemental depreciation	1.1	1.0	0.5
Total managed receivables (Non-GAAP)	$140.6	$140.5	$122.8
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2021
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income	$2,161	$3,476	$—	$5,637
Depreciation and tooling amortization	4,247	1,231	—	5,478
Other amortization	103	(1,137)	—	(1,034)
Increase/(Decrease) in provision for credit and insurance losses	1	(251)	—	(250)
Pension and OPEB expense/(income)	(1,115)	—	—	(1,115)
Equity investment dividends received in excess of (earnings)/losses	106	(11)	—	95
Foreign currency adjustments	261	87	—	348
Net unrealized (gain)/loss on Other Investments	(926)	—	—	(926)
Net (gain)/loss on changes in investments in affiliates	(353)	(1)	—	(354)
Stock compensation	255	7	—	262
Provision for deferred income taxes	667	(15)	—	652
Decrease/(Increase) in finance receivables (wholesale and other)	—	8,508	—	8,508
Decrease/(Increase) in intersegment receivables/payables	(830)	830	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,545)	216	—	(1,329)
Decrease/(Increase) in inventory	(3,129)	—	—	(3,129)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(264)	(247)	—	(511)
Other	(28)	(48)	—	(76)
Interest supplements and residual value support to Ford Credit	(1,650)	1,650	—	—
Net cash provided by/(used in) operating activities	$(2,039)	$14,295	$—	$12,256

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(4,424)	$(31)	$—	$(4,455)
Acquisitions of finance receivables and operating leases	—	(34,693)	—	(34,693)
Collections of finance receivables and operating leases	—	39,440	—	39,440
Proceeds from sale of business	145	—	—	145
Purchases of marketable and other investments	(16,100)	(7,143)	—	(23,243)
Sales and maturities of marketable securities and other investments	18,499	9,940	—	28,439
Settlements of derivatives	(200)	(44)	—	(244)
Other	(381)	—	—	(381)
Investing activity (to)/from other segments	6,500	(21)	(6,479)	—
Net cash provided by/(used in) investing activities	$4,039	$7,448	$(6,479)	$5,008

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(3)	$—	$—	$(3)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(144)	1,712	—	1,568
Proceeds from issuance of long-term debt	2,300	17,000	—	19,300
Principal payments on long-term debt	(393)	(35,729)	—	(36,122)
Other	(110)	(53)	—	(163)
Financing activity to/(from) other segments	21	(6,500)	6,479	—
Net cash provided by/(used in) financing activities	$1,671	$(23,570)	$6,479	$(15,420)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(78)	$(77)	$—	$(155)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2021
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$33,249	$2,434	$35,683
Total costs and expenses	33,004	1,337	34,341
Operating income/(loss)	245	1,097	1,342
Interest expense on Company debt excluding Ford Credit	439	—	439
Other income/(loss), net	881	(29)	852
Equity in net income/(loss) of affiliated companies	121	9	130
Income/(Loss) before income taxes	808	1,077	1,885
Provision for/(Benefit from) income taxes	(34)	97	63
Net income/(loss)	842	980	1,822
Less: Income/(Loss) attributable to noncontrolling interests	(10)	—	(10)
Net income/(loss) attributable to Ford Motor Company	$852	$980	$1,832

	For the period ended September 30, 2021
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$90,963	$7,700	$98,663
Total costs and expenses	90,925	3,954	94,879
Operating income/(loss)	38	3,746	3,784
Interest expense on Company debt excluding Ford Credit	1,365	—	1,365
Other income/(loss), net	3,990	(107)	3,883
Equity in net income/(loss) of affiliated companies	237	23	260
Income/(Loss) before income taxes	2,900	3,662	6,562
Provision for/(Benefit from) income taxes	739	186	925
Net income/(loss)	2,161	3,476	5,637
Less: Income/(Loss) attributable to noncontrolling interests	(18)	—	(18)
Net income/(loss) attributable to Ford Motor Company	$2,179	$3,476	$5,655

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2021
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,466	$12,963	$—	$27,429
Marketable securities	16,951	2,046	—	18,997
Ford Credit finance receivables, net	—	32,600	—	32,600
Trade and other receivables, net	4,040	6,811	—	10,851
Inventories	13,508	—	—	13,508
Other assets	2,470	1,113	—	3,583
Receivable from other segments	107	1,038	(1,145)	—
Total current assets	51,542	56,571	(1,145)	106,968

Ford Credit finance receivables, net	—	50,839	—	50,839
Net investment in operating leases	1,281	25,459	—	26,740
Net property	36,377	220	—	36,597
Equity in net assets of affiliated companies	4,490	138	—	4,628
Deferred income taxes	11,707	177	7	11,891
Other assets	13,060	1,954	—	15,014
Receivable from other segments	—	27	(27)	—
Total assets	$118,457	$135,385	$(1,165)	$252,677

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$21,851	$1,072	$—	$22,923
Other liabilities and deferred revenue	17,543	1,244	—	18,787
Debt payable within one year	1,849	45,474	—	47,323
Payable to other segments	1,145	—	(1,145)	—
Total current liabilities	42,388	47,790	(1,145)	89,033

Other liabilities and deferred revenue	27,566	1,242	—	28,808
Long-term debt	23,767	73,482	—	97,249
Deferred income taxes	374	502	7	883
Payable to other segments	27	—	(27)	—
Total liabilities	$94,122	$123,016	$(1,165)	$215,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2021, total equity attributable to Ford was $36.6 billion, an increase of $5.9 billion compared with December 31, 2020. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$5.7
Common stock issued	0.2
Total	$5.9

U.S. Sales by Type. The following table shows third quarter 2021 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	229,738	264,383
SUVs	161,571	197,020
Cars	9,534	9,959
Total Vehicles	400,843	471,362

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”), which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors – Certain Leases with Variable Lease Payments	January 1, 2022
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2023
__________
(a)Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2021, was a liability of $351 million, compared with a liability of $487 million as of December 31, 2020. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.2 billion at September 30, 2021, compared with $2.5 billion at December 31, 2020.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2021, was an asset of $312 million, compared with an asset of $105 million at December 31, 2020. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $216 million at September 30, 2021, compared with $141 million at December 31, 2020.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2021, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $51 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 28 of our 2020 Form 10-K Report, page 68 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and page 68 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

Emissions Certification (as previously reported on page 28 of our 2020 Form 10-K Report). Beginning in 2018 and continuing into 2020, the Company investigated a potential concern involving its U.S. emissions certification process. The matter focused on issues related to road load estimations, including analytical modeling and coastdown testing. The potential concern did not involve the use of defeat devices (see Item 1, Governmental Standards of our 2020 Form 10-K Report for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice (“DOJ”) opened a criminal investigation into the matter. In addition, we notified a number of other state and federal agencies. We cooperated fully with these government agencies. We received notifications from EPA, CARB, and DOJ that these agencies have closed their inquiries into the matter and do not intend to take any further action. The review opened by Environment and Climate Change Canada remains open.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2021, we repurchased shares of Ford Common Stock from our employees related to certain exercises of stock options in accordance with our various compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	1,500	$14.75	—	—
August 1, 2021 through August 31, 2021	—	—	—	—
September 1, 2021 through September 30, 2021	39,594	14.19	—	—
Total / Average	41,094	$14.21	—	—

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	October 27, 2021