Form 10-K
period 2021-12-31
FORD MOTOR CO
filed 2022-02-04
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, Ford had outstanding 3,923,909,331 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($14.86 per share), the aggregate market value of such Common Stock was $58,309,292,659.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2021 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 12, 2022 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of January 31, 2022, Ford had outstanding 3,933,395,476 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($20.30 per share), the aggregate market value of such Common Stock was $79,847,928,163.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________
*    As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 99

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

i

Table of Contents
(continued)

ii

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global company based in Dearborn, Michigan. With about 183,000 employees worldwide, the Company is committed to helping build a better world, where every person is free to move and pursue their dreams. The Company’s Ford+ plan for growth and value creation combines existing strengths, new capabilities, and always-on relationships with customers to enrich experiences for and deepen the loyalty of those customers. Ford designs, manufactures, markets, and services a full line of connected, increasingly electrified passenger and commercial vehicles: Ford trucks, utility vehicles, vans, and cars, and Lincoln luxury vehicles. The Company is pursuing leadership positions in electrification, connected vehicle services, and mobility solutions, including self-driving technology, and provides financial services through Ford Motor Credit Company LLC (“Ford Credit”).

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, brands, products, services, and corporate governance principles.

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

Our Integrated Sustainability and Financial Report, which details our performance and progress toward our sustainability and corporate responsibility goals, is available at http://sustainability.ford.com.

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

General

Our vehicle brands are Ford and Lincoln.  In 2021, we sold approximately 3,942,000 vehicles at wholesale throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for a discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	2020	2021
Ford	9,618	8,900
Ford-Lincoln (combined)	707	654
Lincoln	392	401
Total	10,717	9,955

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

Item 1. Business (Continued)
Our wholesale unit volumes vary with the level of total industry demand and our share of that industry demand. Our wholesale unit volumes also are influenced by the level of dealer inventory, and our ability to maintain sufficient production levels to support desired dealer inventory in the event of supplier disruptions or other types of disruptions affecting our production. Our share is influenced by how our products are perceived by customers in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, fuel efficiency, functionality, and reputation.  Our share also is affected by the timing and frequency of new model introductions.  Our ability to satisfy changing consumer and business preferences with respect to type or size of vehicle, as well as design and performance characteristics, affects our sales and earnings significantly.

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

Seasonality.  We manage our vehicle production schedule based on a number of factors, including retail sales (i.e., units sold by our dealerships to their customers at retail) and dealer stock levels (i.e., the number of units held in inventory by our dealerships for sale to their customers). Historically, we have experienced some seasonal fluctuation in the business, with production in many markets tending to be higher in the first half of the year to meet demand in the spring and summer (typically the strongest sales months of the year). Because of constraints related to COVID-19 in 2020 and, more recently, due to the semiconductor shortage, production has been higher in the second half of the year.

Backlog Orders.  During the past year, gross stock levels at dealers were lower than normal due largely to the semiconductor shortage, and the amount of time required to fill orders for certain vehicles increased.

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in the production of, and development of technologies in, our vehicles.  These materials include base metals (e.g., steel and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas), and plastics/resins (e.g., polypropylene).  As we transition to a greater mix of battery electric vehicles, we expect to increase our reliance on lithium, cobalt, and nickel for batteries. We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs; however, there always are risks and uncertainties with respect to the supply of raw materials that could impact availability in sufficient quantities and at cost effective prices to meet our needs.  See the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section of Item 7 for a discussion of supplier disruptions caused by a shortage of key components, as well as commodity and energy price changes, and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” (“Item 7A”) for a discussion of commodity price risks.

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

Item 1. Business (Continued)
Warranty Coverage, Field Service Actions, and Customer Satisfaction Actions.  We provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls, emission recalls, and other product campaigns), and for customer satisfaction actions.

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

Wholesales

Wholesales consist primarily of vehicles sold to dealerships. For the majority of such sales, we recognize revenue when we ship the vehicles to our dealerships from our manufacturing facilities. See Item 7 for additional discussion of revenue recognition practices. Wholesales in each region and in certain key markets within each region during the past three years were as follows:

	Wholesales (a)
	(in thousands of units)
	2019	2020	2021
United States	2,412	1,826	1,716
Canada	289	210	233
Mexico	53	34	40
North America	2,765	2,081	2,006
Brazil	218	135	27
Argentina	47	31	26
South America	295	185	81
United Kingdom	367	208	227
Germany	328	211	152
EU20 (b)	1,317	904	806
Turkey	47	102	72
Europe	1,390	1,020	891
China (c)	535	617	649
Australia	64	57	70
India	73	46	34
ASEAN (d)	102	67	75
Russia	28	14	22
International Markets Group	401	284	315
Total Company	5,386	4,187	3,942
__________
(a)Wholesale unit volumes include sales of medium and heavy trucks. Wholesale unit volumes also include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, local brand units produced by our unconsolidated Chinese joint venture Jiangling Motors Corporation, Ltd. (“JMC”) that are sold to dealerships, and from the second quarter of 2021, Ford badged vehicles produced in Taiwan by Lio Ho Group. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue.
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
(d)ASEAN includes Philippines, Thailand, and Vietnam.

Item 1. Business (Continued)
Retail Sales, Industry Volume, and Market Share

Retail sales, industry volume, and market share in each region and in certain key markets within each region during the past three years were as follows:

	Retail Sales (a)			Industry Volume (b)			Market Share (c)
	(in millions of units)			(in millions of units)			(as a percentage)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
United States	2.4	2.0	1.9	17.5	14.9	15.4	13.8%	13.7%	12.4%
Canada	0.3	0.2	0.2	2.0	1.6	1.7	14.6	15.1	14.3
Mexico	0.1	—	—	1.4	1.0	1.0	4.4	4.0	4.0
North America	2.8	2.3	2.2	21.1	17.6	18.4	13.2	13.2	12.0
Brazil	0.2	0.1	—	2.8	2.1	2.1	8.1	6.8	1.7
Argentina	0.1	—	—	0.5	0.3	0.4	11.4	9.7	7.9
South America	0.3	0.2	0.1	4.3	3.1	3.6	7.2	6.2	2.6
United Kingdom	0.4	0.2	0.2	2.7	1.9	2.0	13.0	12.9	11.8
Germany	0.3	0.2	0.2	4.0	3.3	3.0	8.3	7.4	5.7
EU20 (d)	1.3	1.0	0.9	17.9	13.7	13.7	7.4	7.1	6.4
Turkey	—	0.1	0.1	0.5	0.8	0.8	10.1	12.4	9.7
Europe	1.4	1.1	1.0	19.2	15.1	15.1	7.3	7.2	6.4
China (e)	0.6	0.6	0.6	26.1	25.2	26.3	2.2	2.4	2.4
Australia	0.1	0.1	0.1	1.1	0.9	1.1	6.0	6.5	6.8
India	0.1	0.1	—	3.8	2.8	3.5	2.0	1.7	1.0
ASEAN (f)	0.1	0.1	0.1	1.8	1.3	1.4	5.9	5.3	5.3
Russia	—	—	—	1.8	1.5	1.7	1.6	0.9	1.2
International Markets Group	0.4	0.3	0.3	21.2	17.5	18.7	1.9	1.7	1.8
Global / Total Company	5.5	4.5	4.2	91.9	78.5	82.1	6.0%	5.8%	5.1%
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

	U.S. Retail Sales		U.S. Wholesales
	2020	2021	2020	2021
Trucks	1,102,097	1,011,198	953,165	942,472
SUVs	749,583	827,278	712,623	724,539
Cars	193,064	67,479	160,449	49,470
Total Vehicles	2,044,744	1,905,955	1,826,237	1,716,481

Item 1. Business (Continued)
MOBILITY SEGMENT

Effective January 1, 2021, we realigned the costs and benefits related to enterprise connectivity activities previously included in the Mobility segment to the Automotive segment. Accordingly, the Mobility segment primarily includes development costs for Ford’s autonomous vehicles and related businesses, Ford’s equity ownership in Argo AI (a developer of autonomous driving systems), and other mobility businesses and investments.

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

Item 1. Business (Continued)
CORPORATE OTHER

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests.

Effective January 1, 2021, (i) cash and other centrally managed corporate assets reported in the Automotive segment were realigned to Corporate Other, and (ii) certain corporate governance expenses that benefit the global enterprise previously reported in the Automotive segment are reported as part of Corporate Other.

INTEREST ON DEBT

Interest on Debt consists of interest expense on Company debt excluding Ford Credit.

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

Vehicle Emissions Control

U.S. Requirements - Federal and California Tailpipe Emission Standards. Both the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have established motor vehicle tailpipe and evaporative emissions standards that become increasingly stringent over time. Fifteen states have adopted California’s light-duty standards, other states may join them, and states may also adopt California’s heavy-duty standards. Both federal and California regulations also require motor vehicles to be equipped with on-board diagnostic (“OBD”) systems that monitor emission-related systems and components. In addition, light- and medium-duty vehicles and heavy-duty engines must be certified by EPA prior to sale in the United States and by CARB prior to sale in California and the relevant states. Canada accepts EPA certification. Compliance with emissions standards, OBD requirements, and related regulations can be challenging and can drive increased product development costs, warranty costs, and vehicle recalls.

CARB has adopted new emissions regulations applicable to model year 2024 heavy-duty engines, as well as extended heavy-duty warranty requirements for the 2022 model year, and EPA has announced that it intends to adopt more stringent heavy-duty standards beginning with the 2027 model year. These rules include more stringent emissions standards, as well as new requirements affecting durability testing, warranty, and OBD. CARB has also proposed new light-duty emissions standards applicable to 2026 model year vehicles that include a more stringent fleet-average emissions standard and other new emissions requirements. These new rules are expected to impose increased challenges and costs on the development of light-duty vehicles and heavy-duty engines.

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

Item 1. Business (Continued)
The California vehicle emissions program also includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”). The current light-duty vehicle ZEV regulation, which uses a system based on credits that can be banked and carried forward, mandates substantial annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles through the 2025 model year. At that time, the regulation will require credits equating to 22% of a manufacturer’s California light-duty vehicle sales volume. California is in the process of adopting new ZEV regulations applicable to model years 2026-2035. The proposed regulations include substantial annual increases in required sales volumes, significant restrictions on credit usage, and new requirements for EV battery durability. California has also instituted ZEV regulations aimed at medium- and heavy-duty vehicles, beginning with the 2024 model year. These medium- and heavy-duty rules, which could entail significant costs and compliance challenges, include complex warranty and recall requirements for some vehicle configurations. Compliance with ZEV rules depends on market conditions as well as the availability of adequate infrastructure to support vehicle charging.

European Requirements. European Union (“EU”) and U.K. regulations, directives, and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU and the United Kingdom. Regulatory stringency has increased significantly since Stage VI emission standards were introduced, with the subsequent implementation of a laboratory test cycle for CO2 and emissions and the introduction of on-road emission testing using portable emission analyzers (Real Driving Emission or “RDE”). These on-road emission tests are in addition to the laboratory-based tests. The divergence between the regulatory limit that is tested in laboratory conditions and the allowed values measured in RDE tests will ultimately be reduced to zero as the regulatory demands increase. In addition, new requirements for tailpipe and non-tailpipe emissions will be included in the upcoming Euro 7 regulation. The costs associated with complying with all of these requirements are significant, and following the EU Commission’s indication of its intent to accelerate emissions rules in its road map publication “EU Green Deal” as well as the EU sustainable mobility action plan, these challenges will continue in European markets, including the United Kingdom. In addition, the Whole Vehicle Type Approval (“WVTA”) regulation has been updated to increase the stringency of in-market surveillance. Moreover, following the U.K.’s withdrawal from the European Union, we may be subject to diverging requirements in our European markets, which could increase vehicle complexity and duties.

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

Other National Requirements. Many countries, in an effort to address air quality and climate change concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations. For example, the China Stage VI light duty vehicle emission standards, based on European Stage VI emission standards for light duty vehicles, U.S. evaporative and refueling emissions standards, and CARB OBD II requirements, incorporate two levels of stringency for tailpipe emissions. Under the level one (VI(a)) standard, which is currently in place nationwide in China, the emissions limits are comparable to the EU Stage VI limits, except for CO, which is 30% lower than the EU Stage VI limit. The more stringent level two (VI(b)) standard’s emissions limits are approximately 30-50% lower than the EU Stage VI limits, depending on the pollutant. While level two (VI(b)) is not slated for nationwide implementation until July 2023, the government has encouraged the more economically developed cities and provinces to pull ahead implementation. For example, Shanghai, Tianjin, Hebei province, and Guangdong province have all begun implementing level two (VI(b)). Both China Stage VII light duty vehicle and heavy duty vehicle emission regulations are currently under evaluation, and the Ministry of Ecology and Environment has advised that the Stage VII regulations will have more stringent limits on pollutant emissions and will establish limits for greenhouse gas (primarily CO2) tailpipe emissions.

Canadian criteria emissions regulations are largely aligned with U.S. requirements; however, the existing ZEV regulations in Quebec and those published in British Columbia in July 2020 are more stringent than those in place in California. The federal government has started preliminary consultations on a potential ZEV mandate.

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

Beginning with the 2012 model year, EPA and NHTSA jointly promulgated harmonized GHG and fuel economy regulations under what came to be known as the “One National Program” (“ONP”) framework. California, which had promulgated its own state-specific set of GHG regulations, agreed that compliance with the federal program would satisfy compliance with its own GHG requirements, thereby avoiding a patchwork of potentially conflicting federal and state GHG standards. ONP has required manufacturers to achieve increasingly stringent year-over-year standards.

ONP was envisioned to continue at least through the 2025 model year. In 2020, EPA introduced significantly less stringent fuel economy and GHG standards applicable to model years 2021-2026. The federal government also revoked California’s authority to set and enforce its own vehicle GHG standards, as well as the authority of other states that opted in to California’s standards. California continued to assert its authority to regulate vehicle GHGs, challenged in court the federal government’s preemption actions, withdrew from ONP, and planned to return to enforcing its own state-specific GHG standards.

The litigation over both standards and preemption, with uncertain outcomes, created difficulty for purposes of Ford’s future product planning. To avoid a “bifurcated” regulatory scenario in which California and the 15 other states that adopted California’s GHG standards enforce one set of rules, while a different set of rules applies in the rest of the country, Ford reached an agreement with California on a set of terms for an alternative framework in which Ford committed to meet a designated set of standards on a national basis in lieu of the California regulatory program. This framework enabled Ford to continue its product planning on a nationwide basis, while being consistent with Ford’s environmental goals. Ford finalized its agreement with California in 2020, and other states that adopted the California standards indicated they would respect the agreement.

Item 1. Business (Continued)
In 2021, EPA again re-evaluated the stringency of fuel economy and GHG standards through the 2026 model year and whether to restore the stringency to the previous ONP levels, or greater. Final GHG standards applicable to model years 2023-2026 were finalized in December 2021, with increased stringency. These standards, along with more stringent fuel economy standards for model years 2024-2026 that are expected to be finalized in 2022, could increase costs and complexity for Ford. The federal government also acted in December 2021 to repeal its rule blocking California’s authority to set and enforce its own vehicle GHG standards, as well as the authority of other states that adopted California’s standards. EPA is expected to take similar action in early 2022 under the Clean Air Act. If any federal or state agency imposes and enforces fuel economy and GHG standards that are misaligned with market conditions, Ford would likely be forced to take various actions that could have substantial adverse effects on its sales volumes and results of operations. Such actions likely would include restricting offerings of selected engines and popular options; increasing market support programs for Ford’s most fuel-efficient vehicles; and ultimately curtailing the production and sale of certain vehicles, such as high-performance cars, utilities, and/or full-size light trucks in order to maintain compliance.

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

European Requirements. The European Union regulates passenger car and light commercial vehicle CO2 emissions using sliding scales with different CO2 targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles first registered in a calendar year, with separate targets for passenger cars and light commercial vehicles. A penalty system applies to manufacturers failing to meet the individual CO2 targets. Pooling agreements between manufacturers to utilize credits are possible under certain conditions, and we have entered into such pooling agreements in order to comply with fuel economy regulations without paying a penalty and to enable other manufacturers to benefit from our positive CO2 performance. For “multi-stage vehicles” (e.g., Ford’s Transit chassis cabs), the base manufacturer (e.g., Ford) is fully responsible for the CO2 performance of the final up-fitted vehicles. The initial target levels get significantly more stringent every five years (2025, 2030, 2035), requiring significant investments in propulsion technologies and extensive fleet management forcing low CO2 emissions. Delayed launches, supply shortages, or lower demand for low CO2 emission vehicles, as well as a limited charging infrastructure, can trigger compliance risks.

The EU Commission is investigating the introduction of Real Driving CO2 and Life Cycle Assessment elements, and heavy-duty vehicles are addressed in separate regulations with analogous requirements and challenges. As discussed above, the EU Commission has announced a “Green Deal” that is likely to trigger more stringent requirements for CO2 emissions (including stricter CO2 fleet regulations) and other regulated emissions and include recycling and substance restrictions. While the EU Commission targets net climate neutrality by 2050 and a more ambitious 2030 interim target (a 55% instead of 40% CO2 reduction compared to 1990), several countries, such as Germany, have adopted stricter interim targets and earlier net climate neutrality targets.

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

Item 1. Business (Continued)
Other National Requirements. The Canadian federal government regulates vehicle GHG emissions under the Canadian Environmental Protection Act. In October 2014, the Canadian federal government published the final changes to the regulation for light-duty vehicles, which maintain alignment with U.S. EPA vehicle GHG standards for the 2017-2025 model years. The revised U.S. EPA standards were automatically adopted in Canada by reference for the 2022-2025 model years; however, Canada also undertook a mid-term evaluation of the standards for the 2022 model year and beyond, which concluded in 2021 and sought to align with the most stringent standards in the United States (federal or state). When U.S. EPA’s final rule goes into effect, Canada will automatically adopt the new standards by reference to the U.S. Code of Federal Regulations. However, consultation is now underway for the few standalone elements that are not automatically adopted by reference for the 2023-2025 model years, and these draft amendments are expected in 2022. The heavy-duty vehicle and engine GHG emissions regulations for the 2021 model year and beyond were published in May 2018 and are in line with U.S. requirements, subject to any change in those requirements under the current U.S. presidential administration.

China’s Corporate Average Fuel Consumption and New Energy Vehicle (“NEV”) Credit Administrative Rules contain fuel consumption requirements as well as credit mandates for NEV passenger vehicles, i.e., plug-in hybrids, battery electric vehicles, or fuel cell vehicles. The fuel consumption requirement uses a weight-based approach to establish targets, with year-over-year target reductions. China set a target of 5.0L/100km for the 2020 passenger vehicle industry fuel consumption fleet average, which lowers to 4.0L/100km by 2025 based on the New European Driving Cycle (“NEDC”) system. The government is projecting a further fuel consumption reduction in 2030 and is targeting 3.2L/100km. The NEV mandate requires that OEMs generate a specific amount of NEV credits each year, with NEV credits of at least 14%, 16%, and 18% of the annual ICE passenger vehicle production or import volume required in 2021, 2022, and 2023, respectively. Future percentages are currently under consideration.

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

Item 1. Business (Continued)
Safety and recall requirements in Brazil, China, India, and Gulf Cooperation Council (“GCC”) countries may add substantial costs and complexity to our global recall practice. Brazil has set mandatory fleet safety targets, and penalties are applied, if these levels are not maintained, while a tax reduction may be available for over-performance. In Canada, regulatory requirements are currently aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. In 2021, Canada started preliminary consultations on several new proposed regulations, including an Administrative Monetary Penalties (“AMPs”) Regulation. Draft language for the AMPs regulation is expected in 2022. In China, a new mandatory Event Data Recorder regulation that is more comprehensive than U.S. requirements has been released, and in China, Malaysia, and South Korea, mandatory e-Call requirements are being drafted. E-Call is mandatory in the UAE for new vehicles beginning with the 2021 model year, and is expected to become mandatory in a number of other GCC countries within five years.

New Car Assessment Programs. Organizations around the world rate and compare motor vehicles in NCAPs to provide consumers and businesses with additional information about the safety of new vehicles. NCAPs use crash tests and other evaluations that are different than what is required by applicable regulations, and use stars to rate vehicle safety, with five stars awarded for the highest rating and one for the lowest. Achieving high NCAP ratings, which may vary by country or region, can add complexity and cost to vehicles. Similarly, environmental rating systems exist in various regions, e.g., Green NCAP in Europe. In China, C-NCAP has a stringent rating structure to decrease the number of five-star ratings. Further, the China Insurance Auto Safety Index (similar to IIHS) has been implemented, with higher standards for passenger and pedestrian protection and driver assistance technologies. These protocols impose additional requirements relating to testing, evaluation, and mandatory safety features, and compliance with them (or any subsequent updates to them) may be costly.

Item 1. Business (Continued)
HUMAN CAPITAL RESOURCES

People Strategy and Governance

Caring for each other through valuing diversity, embracing inclusion, celebrating success, encouraging new thinking, supporting each other through change, and winning as a team is a key element of our plan to drive long-term business success. Ford maintains an Executive People Forum consisting of the CEO and top leadership team that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of the business plan. Key topic areas include our Enterprise People Strategy, Organization Design & Workforce Planning, Talent Planning & Development, and Leadership Development & Culture.

Our Board of Directors and Board committees provide important oversight on certain human capital matters, including items discussed at the Executive People Forum. The Compensation, Talent and Culture Committee maintains responsibility to review, discuss, and set strategic direction for various people-related business strategies, including: compensation and benefit programs; leadership succession planning; culture; diversity, equity, and inclusion (“DEI”); and talent development programs. The Sustainability, Innovation and Policy Committee is responsible for discussing and advising management on maintaining and improving sustainability strategies, the implementation of which creates value consistent with the long-term preservation and enhancement of shareholder value and social wellbeing, including human rights, working conditions, and responsible sourcing. The collective recommendations to the Board and its committees are how we proactively manage our human capital and care for our employees in a manner that is consistent with our Ford values.

Diversity, Equity, and Inclusion

At Ford, we believe that creating a Culture of Belonging for all our employees is both foundational to achieving our Ford+ plan and the right thing to do. Ford offers 11 Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including racial, ethnic, gender, religious, sexual orientation and gender identity, ability, and generational communities with chapters throughout the world, in addition to Ford Advocacy for Belonging (“FAB”) Councils in every region. Our ERGs and FAB Councils are instrumental in providing a voice to our globally diverse workforce as well as sharing valuable insights into the development of products, services, and experiences.

In 2020 and 2021, we conducted comprehensive DEI Audits in the United States and seven major markets. The purpose of the audits, which included qualitative data, quantitative data, and deep ethnography, is to accelerate our efforts to improve the employee experience and cultivate a culture of belonging. Each of our global Business Units has developed action plans specific to its unique needs and culture. From an enterprise perspective, we have taken several concrete steps to further these efforts, including embedding DEI into our corporate strategy and governance and establishing objectives for progress for every salaried employee. This holistic DEI strategy includes a strong focus on racial equity and DEI education.

Our diversity statistics include the following as of December 31, 2021 (based on self-reporting at the date of hire): 28.1% of our salaried employees worldwide are females (excludes certain employees in Europe in accordance with the European Union’s General Data Protection Regulation); 25.0% of our total salaried and hourly employees in the United States are females; and 34.9% of our total salaried and hourly employees in the United States are minorities.

Talent Attraction, Growth, and Capability Assessment

In an environment where many employees are no longer bound to physical locations, where and how we source our talent is evolving. From a growth perspective, we are focusing on several key segments vital to our success (e.g., software, electrification, and data science). Since January 2020, we have added a substantial number of employees to our salaried workforce to support these emerging areas of our business, and have dedicated more resources to recruiting these employees.

Item 1. Business (Continued)
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

Finally, the extent to which our People Leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy, and we are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities. In 2021, we established Leadership+, a new mechanism for developing People Leaders and delivering key messages related to that role, including demonstrating care, fostering psychological safety, instilling a challenger mindset, and leading through the evolution of work. Through Leadership+, we have activated People Leaders – quickly and at scale – to help deliver Ford+.

Employee Health and Safety

Nothing is more important than the health, safety, and wellbeing of our people, and we consistently strive to achieve world-class levels of safety through the application of sound policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking. We verify compliance with regulatory requirements as well as our internal safety standards and regularly report to Company management on key safety issues, including significant incidents and high potential near-misses, to prevent recurrences. We also participate in multi-industry groups, within and outside the automotive sector, to share safety best practices and collaborate to address common issues.

Our Safety Record

Any loss of life or serious injury in the workplace is unacceptable and deeply regretted. Unfortunately, there were three fatal incidents in 2021 in our North American manufacturing facilities. Another key safety indicator is our global lost-time case rate (“LTCR”), which is defined as the number of cases where one or more working days is lost due to work-related injury/illness per 200,000 hours worked. Our LTCR increased to 0.35 in 2021 from 0.31 in 2020, primarily due to high variations in production schedules and employee turnover.

We continue to address the complexity of the global COVID-19 pandemic, including how we support and protect our employees, the communities in which we operate, and our Company assets. The COVID-19 Business Resumption Plan, i.e., “The Return-To-Work Playbook,” continues to guide our efforts to protect our employees as the pandemic continues. The Return-To-Work Playbook is our corporate guideline and aligns with recommendations from the World Health Organization, the Centers for Disease Control and Prevention, and country and local health departments. The Playbook’s core objective is to protect our employees and provide a safe work environment. The main elements of the Playbook include:

•Guidelines and requirements for completion of a daily health check survey
•Guidelines for temperature scanning prior to entering certain facilities
•Guidelines for appropriate use and application of Personal Protective Equipment
•Guidelines and recommendations for social distancing inside and outside of workstations
•Cleaning and disinfecting workstations and common areas
•Guidelines supporting handwashing methods and frequency
•Placement strategy for hand sanitizer stations

We will continue to be vigilant and proactive in our efforts to effectively manage the COVID-19 pandemic.

Item 1. Business (Continued)
Employee Wellbeing Initiatives

Our global, holistic approach to wellbeing encompasses the financial, social, mental/emotional, physical, and professional needs of our employees. Foundational to our wellbeing philosophy is providing a broad array of resources and solutions to educate employees, build capability, and meet individual and organizational wellbeing needs and goals. Wellbeing is an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations and global regions flexibility and choice to meet their specific needs.

We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee needs and prioritize our wellbeing efforts. Through our global wellbeing programs, which include enhanced childcare and parental resources, Mental Health First Aid, mindfulness clubs, and World Mental Health Day observances, among other things, we provide employees with experiences, self-guided tools, and access to the professional support and resources they need to achieve their own sense of wellbeing. We are committed to creating an environment where employees and People Leaders care for each other as we deliver Ford+.

Employee Sentiment Strategy

We leverage our ask/listen/observe framework to understand employee sentiment at Ford. This approach is a holistic and consistent methodology that enables us to understand how employees are feeling in real time and act accordingly. Our measurement focuses on several areas that are key to our business: Employee Mental and Emotional Wellbeing, Health & Safety (including our COVID-19 safety protocols), Employee Experience, Culture, DEI, Leadership, and Strategic Alignment. Our efforts to drive change in these areas are paying off. For example, we began surveying our employees about their work-life balance at the onset of the COVID-19 pandemic; in 2021, 87% of the respondents, which were primarily salaried employees, indicated that they have the flexibility to balance the needs of their work and personal lives. In 2021, employee responses also indicated that 84% of respondents understand corporate strategy and their role in it, and 85% are excited about what Ford can accomplish in the future.

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

Employment Data

The approximate number of individuals employed by us and entities that we consolidated as of December 31 was as follows (in thousands):

	2020 (a)	2021
North America	100	99
South America	8	4
Europe	42	42
China (including Taiwan)	4	3
International Markets Group	14	16
Total Automotive	168	164
Ford Credit	6	5
Mobility	2	2
Corporate and Other	10	12
Total Company	186	183
__________
(a)Effective with 2021 reporting, certain costs for the benefit of the global enterprise previously reported in Automotive are now reported in Corporate Other, and costs and benefits related to connectivity previously reported in Mobility are now reported in Automotive. Prior period totals have been updated to be consistent with 2021 reporting.

The reduction in employees in 2021 is primarily a result of our global redesign efforts, primarily in South America and Europe, partially offset by the addition of employees in growth areas, including software and electrification.

Item 1. Business (Continued)
Substantially all of the hourly employees in our Automotive operations are represented by unions and covered by collective bargaining agreements. In the United States, approximately 99% of these unionized hourly employees in our Automotive segment are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”). At December 31, 2021, approximately 56,000 hourly employees in the United States were represented by the UAW.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to us grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19. We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has periodically created significant volatility in the global economy. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. For example, in 2020, consistent with the actions taken by governmental authorities, we idled our manufacturing operations in regions around the world before ultimately resuming our manufacturing operations taking a phased approach and after introducing new safety protocols at our plants. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas. Further, if new strains or variants of COVID-19 develop or sufficient amounts of vaccines or treatments are not available, not widely administered for a significant period of time, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, our financial condition, liquidity, and results of operations could be material.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or resurgence of COVID-19 or similar public health issues may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and/or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, COVID-19 has had a significant negative impact on many businesses and unemployment rates increased from pre-COVID-19 levels. Economic uncertainty and higher unemployment may result in higher defaults in Ford Credit’s consumer portfolio, and prolonged unemployment may have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States disrupted auction activity in many locations, which adversely impacted and caused delays in realizing the resale value for off-lease and repossessed vehicles. Although auction values have increased significantly, future or additional restrictions could have a similar adverse impact on Ford Credit. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” below.

As described in more detail below under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors,” the volatility created by COVID-19 adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a surge in cases of COVID-19, new outbreaks or variants, or for any other reason could have an adverse impact on Ford Credit’s access to those markets and its cost of funding.

Item 1A. Risk Factors (Continued)
The full impact of COVID-19 on our financial condition and results of operations remains uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves, the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments), its impact on our customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up our production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether our suppliers and dealers have resumed normal operations. Our automotive operations generally do not realize revenue while our manufacturing operations are suspended, but we continue to incur operating and non-operating expenses, resulting in a deterioration of our cash flow. Accordingly, any significant future disruption to our production schedule, regionally or globally, whether as a result of our own or a supplier’s suspension of operations, could have a substantial adverse effect on our financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to our customers, suppliers, dealers, or us, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations.

The COVID-19 pandemic may also exacerbate other risks disclosed in our 2021 Form 10-K Report, including, but not limited to, our competitiveness, demand or market acceptance for our products and services, and shifting consumer preferences, and our ability to successfully execute our strategy.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors, or raw materials can disrupt Ford’s production of vehicles. Our products contain components that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain, and the component cannot be easily sourced from a different supplier, the shortage may disrupt our production. For example, the automotive industry continues to face a significant shortage of semiconductors, which has a complex supply chain with long lead times required to increase production and capacity. The shortage is due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at our assembly plants. In addition, Renesas Electronics Corporation, a key supplier of semiconductors for the automotive industry and for us in particular, experienced a significant fire at its Naka Factory in March 2021, and COVID-related work restrictions in Southeast Asia have further impacted semiconductor production. With up to fifty modules on a vehicle, we and our competitors who need integrated circuits are experiencing various levels of semiconductor impact. A shortage of key components or raw materials as a result of disruptions in the supply chain, capacity constraints, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Ford’s long-term competitiveness depends on the successful execution of Ford+. We previously announced our plan for growth and value creation – Ford+. Ford+ is focused on delivering distinctive and increasingly electric products plus “Always-On” customer relationships and user experiences. Our Ford+ plan is designed to leverage our foundational strengths to build new capabilities – enriching customer experiences and deepening loyalty. As we undertake this transformation of our business, we must integrate our strategic initiatives into a cohesive business model, and balance competing priorities, or we will not be successful. To facilitate this transformation, we are making substantial investments, recruiting new talent, and optimizing our business model, management system, and organization. Accordingly, maintaining discipline in our capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these new growth opportunities is critical to the success of our Ford+ plan. If we are unable to optimize our capital allocation among vehicles, services, technology, and other calls on capital, or we are otherwise not successful in executing Ford+ (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan, which could have an adverse effect on our financial condition or results of operations. Furthermore, if we fail to make progress on our plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of our business and divert management’s attention and resources.

Item 1A. Risk Factors (Continued)
Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. NHTSA’s enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in our vehicles. Should NHTSA determine that the inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components we receive from suppliers, our ability to recover from the suppliers may be limited by the suppliers’ financial condition. We accrue the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and we reevaluate the adequacy of our accruals on a regular basis. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance. For additional information regarding warranty and field service action costs, including our process for establishing our reserves, see “Critical Accounting Estimates” in Item 7 and Note 25 of the Notes to the Financial Statements. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, or otherwise, such costs could have an adverse effect on our financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect our reputation or market acceptance of our products as discussed below under “Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries.”

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies. We have invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and we may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity and may involve a lengthy regulatory approval process. As a result, we may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control, or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments, which may be significant, in that strategy. Moreover, we may continue to have financial exposure following a strategic divestiture or cessation of operations in a market, and restructuring actions may subject us to potential claims from employees, suppliers, dealers, or governmental authorities or harm our reputation. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions.  We rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of our business, our vehicles, and the services we offer. Despite security measures, we are at risk for interruptions, outages, and compromises of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cyber attack, security breach, or other reasons, e.g., a natural disaster, fire, or overburdened infrastructure system. Such incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of our facilities; affect the performance of in-vehicle systems or services we offer; and/or impact the safety of our vehicles. This risk exposure rises as we continue to develop and produce vehicles with increased connectivity. Moreover, we, our suppliers, and our dealers have been the target of cyber attacks in the past, and such attacks will continue and evolve in the future, which may cause cyber incidents to be more difficult to detect for periods of time. Our networks and in-vehicle systems, sharing similar architectures, could also be impacted by, or a data breach may result from, the negligence or misconduct of insiders or third parties who have access to our networks and systems. We continually employ capabilities, processes, and other security measures designed to reduce and mitigate the risk of cyber attacks; however, such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, a cyber incident could harm our reputation, cause customers to lose trust in our security measures, and/or subject us to regulatory actions or litigation, and a cyber incident involving us or one of our suppliers could impact production, our internal operations, or our ability to deliver products and services to our customers.

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production could occur at Ford’s or its suppliers’ facilities for any number of reasons, including as a result of labor issues, including disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID-19), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components, including but not limited to semiconductors, or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); cyber incidents; or for other reasons. Many components used in our vehicles are available only from a single or limited number of suppliers and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such suppliers also could threaten to disrupt our production as leverage in negotiations. In addition, when we undertake a model changeover, significant downtime at one or more of our production facilities may be required, and our ability to return to full production may be delayed if we experience production difficulties at one of our facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, we may face an increased risk of a delay in production of new vehicles. Regardless of the cause, our ability to recoup lost production volume may be limited. Accordingly, a significant disruption to our production schedule could have a substantial adverse effect on our financial condition or results of operations and may impact our strategy to comply with fuel economy standards as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations.”

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

Item 1A. Risk Factors (Continued)
Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness. Our success depends on our ability to continue to recruit and retain talented and diverse employees who are highly skilled in engineering, software, technology (including digital capabilities and connectivity), marketing, and finance, among other areas. Competition for such employees is intense, which has led to an increase in compensation throughout the labor market, and, accordingly, may increase costs for employers. In addition to compensation considerations, potential employees are increasingly placing a premium on various intangibles, such as working for companies with a clear purpose, flexible work arrangements, and other considerations. If we are not perceived as an employer of choice, we may be unable to recruit highly skilled employees. Further, if we lose existing employees with needed skills. or we are unable to upskill and develop existing employees, particularly with the introduction of new technologies, it could have a substantial adverse effect on our business.

Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries. Although we conduct extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace, and we may not be able to accurately predict or identify emerging trends or the success of new products or services in the market. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, our new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if we are unable to differentiate our products and services from those of our competitors, develop innovative new products and services, or sufficiently tailor our products and services to customers in other markets, there could be insufficient demand for our products and services, which could have an adverse impact on our financial condition or results of operations.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded. Further, our ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and mobility depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric and autonomous vehicles, digital and physical services, and mobility services. The automotive, mobility, and digital service businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in our areas of strength, e.g., pick-up trucks and utilities) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as us, are entering the market. This level of competition increases the importance of our ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, and at costs low enough to be profitable.

We have announced our intent to continue making multi-billion dollar investments in electrification and mobility. Our plans include offering electrified versions of many of our vehicles, including the F-150 Lightning and E-Transit. If the market for electrified vehicles does not develop at the rate we expect, even if the regulatory framework encourages a rapid adoption of electrified vehicles, there is a negative perception of our vehicles or about electric vehicles in general, or if consumers prefer our competitors’ vehicles, there could be an adverse impact on our financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations,” lower than planned market acceptance of our vehicles may impact our strategy to comply with fuel economy standards. Moreover, new offerings, including those related to electric and autonomous vehicles, may present technological challenges that could be costly to implement and overcome and may subject us to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and erode customer trust.

Item 1A. Risk Factors (Continued)
Ford’s near-term results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to battery electric or other vehicles in our portfolio that may be less profitable could result in an adverse effect on our financial condition or results of operations in the near term. In the longer term, if demand for battery electric vehicles grows at a rate greater than our ability to increase our production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs. With the interconnectedness of the global economy, the challenges of a pandemic, a financial crisis, economic downturn or recession, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on our financial condition or results of operations. Steps taken by the U.S. government to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on our business, and may lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers in other markets, and, in turn, could make our products less competitive. China presents unique risks to U.S. automakers due to the strain in U.S.-China relations and China’s unique regulatory landscape.

We have operations in various markets with volatile economic or political environments.  This may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume in any of Ford’s key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event.  Because we, like other manufacturers, have a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and results of operations.  Industry vehicle sales are affected by overall economic and market conditions and developing trends such as shared vehicle ownership and the transportation as a service model, e.g., ridesharing services. If industry vehicle sales were to decline to levels significantly below our planning assumption for key markets including the United States, Europe, or China, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity generally far exceeding current demand (the recent capacity constraints being a temporary exception). Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations, including cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. As the automotive industry transitions to battery electric vehicles, excess capacity, particularly for internal combustion engine trucks and utilities, may continue or increase. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Inflationary pressure and fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. We are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices (from tariffs, as discussed above under “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on our financial condition or results of operations. See Item 7 and Item 7A for additional discussion of currency, commodity price, and interest rate risks. In addition, our results are impacted by fluctuations in the market value of our investments, including our Rivian marketable securities, with unrealized gains and losses that could be material in any period.

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The discontinuance of LIBOR is one such risk that could cause market volatility or disruption and could adversely affect Ford Credit’s access to the debt, securitization, or derivative markets and increase its cost of funding and hedging.  In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition or results of operations. Until 2021, most of our manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against us concerning the federal incentives we previously received, and the State of São Paulo has challenged the grant to us of tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and “Item 3. Legal Proceedings” for a discussion of tax proceedings in Brazil and the potential requirement for us to post collateral.

Item 1A. Risk Factors (Continued)
Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industry-wide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. In 2021, Ford Credit experienced lower-than-expected return volumes. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

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

Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. We spend substantial resources ensuring that we comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, and other standards, but we cannot ensure that employees or other individuals affiliated with us will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact our compliance status. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where our vehicles, services, and financial products comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products, services, or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results, which could have an adverse effect on our financial condition or results of operations. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on our sales.

Item 1A. Risk Factors (Continued)
Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Further, additional and new regulations continue to be proposed to address concerns regarding the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. In the United States, legal and policy debates are continuing, with a primary focus on reducing GHG emissions and increasing vehicle electrification. The Trump administration rolled back Obama administration GHG standards through the 2026 model year and sought to block California’s authority to adopt its own regulations as well as other states’ authority to opt in to California’s standards. States, environmental groups, and others challenged both of those Trump administration actions in court. The Biden administration has completed actions to reverse the rollback of GHG emissions standards and repeal a NHTSA rule blocking California and other states’ authority, and the administration is expected to reverse NHTSA’’s rollback of fuel economy standards and EPA’s action blocking California and other states’ authority. California has an ambitious plan to reduce overall GHG emissions to 40% below 1990 levels by 2030 and EPA is also developing new and more stringent GHG emissions standards after the 2026 model year. Court rulings and actions by federal, California, and other state regulators create regulatory uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content and/or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

We are continuing to make changes to our product cycle plan to improve the fuel economy of our petroleum-powered vehicles and to offer more propulsion choices, such as electrified vehicles, with lower GHG emissions. There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix (as described in more detail above under “Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries”), willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers, it may be difficult to meet applicable environmental standards without compromising results. Moreover, a production disruption, stop ship, limited availability of necessary components, e.g., batteries, lower than planned market acceptance of our vehicles, or other intervening events may cause us to modify our product plans, or, in some cases, purchase credits, in order to comply with fuel economy standards, which could have an adverse effect on our financial condition or results of operations and/or cause reputational harm.

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

Item 1A. Risk Factors (Continued)
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

We and the entities that we consolidated as of December 31, 2021 use eight regional engineering, research, and development centers, and 48 manufacturing and assembly plants, which includes plants that are operated by us or our consolidated joint venture that support our Automotive segment.

We have one significant consolidated joint venture in our Automotive segment:

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

In addition to the plants that we operate directly or that are operated by our consolidated joint venture, additional plants that support our Automotive segment are operated by unconsolidated joint ventures of which we are a partner. The most significant of our Automotive and Mobility segment unconsolidated joint ventures are as follows:

•Argo AI, LLC — Argo AI is a self-driving technology platform company with offices in Pittsburgh, PA, Palo Alto, CA, Allen Park, MI, Cranbury, NJ, and Munich, Germany. Ford and Volkswagen each hold 41% of the ownership interests in Argo AI, with the remaining interests held by employees, founders, and Lyft.

•AutoAlliance (Thailand) Co., Ltd. (“AAT”) — a 50/50 joint venture between Ford and Mazda that owns and operates a manufacturing plant in Rayong, Thailand. AAT produces Ford and Mazda products for domestic and export sales.

•Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF operates four assembly plants, an engine plant, and a transmission plant in China where it produces and distributes a variety of Ford passenger vehicle models.

•Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan between Ford (26% partner) and local partners (74% ownership in aggregate) that assembles a variety of Ford vehicles sourced from Ford.  In addition to domestic assembly, FLH imports Ford brand built-up vehicles from Asia Pacific, Europe, and the United States. The joint venture operates one plant in Taiwan.

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

In addition to pending actions, we assess the likelihood of incidents that likely have occurred but not yet been reported to us. We also take into consideration specific matters that have been raised as claims but have not yet proceeded to litigation. Individual product liability matters that have more than a remote risk of loss and such loss would likely be significant if the matter is resolved unfavorably to us would be described herein. Currently there are no such matters to report.

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

CONSUMER MATTERS

We provide warranties on the vehicles we sell. Warranties are offered for specific periods of time and/or mileage and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  We are a defendant in numerous actions in state and federal courts alleging breach of warranty and claiming damages based on state and federal consumer protection laws.  Remedies under these statutes may include vehicle repurchase, civil penalties, and payment by Ford of the plaintiff’s attorneys’ fees.  In some cases, plaintiffs also include an allegation of fraud. Remedies for a fraud claim may include contract rescission, vehicle repurchase, and punitive damages.

The cost of these litigation matters is included in our warranty costs.  We accrue obligations for warranty costs at the time of sale using a patterned estimation model that includes historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year.  We reevaluate the adequacy of our accruals on a regular basis.

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

CLASS ACTIONS

In light of the fact that few of the purported class actions filed against us in the past have been certified by the courts as class actions, in general we list those actions that (i) have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to an existing and certified class), and (ii) have more than a remote risk of loss, and such loss would likely be significant if the action is resolved unfavorably to us. At this time, we have no such class actions filed against us.

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

European Competition Law Matter. On October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleged that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy. On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of €42 million.  On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State, and a hearing on the appeal was held on January 13, 2022. On February 1, 2022, the Italian Council of State dismissed the ICA’s appeal.

Emissions Certification. Beginning in 2018 and continuing into 2020, the Company investigated a potential concern involving its U.S. emissions certification process. The matter focused on issues related to road load estimations, including analytical modeling and coastdown testing. The potential concern did not involve the use of defeat devices (see Item 1, Governmental Standards for a definition of defeat devices). We voluntarily disclosed this matter to the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) on February 18, 2019 and February 21, 2019, respectively. Subsequently, the U.S. Department of Justice (“DOJ”) opened a criminal investigation into the matter. In addition, we notified a number of other state and federal agencies. We cooperated fully with these government agencies. We received notifications from EPA, CARB, and DOJ that these agencies have closed their inquiries into the matter and do not intend to take any further action. Environment and Climate Change Canada’s request for information has been completed.

Transit Connect Customs Penalty Notice. U.S. Customs and Border Protection (“CBP”) ruled in 2013 that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. We filed a challenge in the U.S. Court of International Trade (“CIT”), and CIT ruled in our favor in 2017. CBP subsequently filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, which ruled in favor of CBP. Following the U.S. Supreme Court’s denial of our petition for a writ of certiorari in 2020, we paid the increased duties for certain prior imports, plus interest, and disclosed that CBP might assert a claim for penalties. Subsequently, CBP issued a penalty notice to us dated July 22, 2021, and on November 18, 2021, CBP assessed against us a monetary penalty of $1.3 billion and additional duties of $181 million, plus interest. We intend to vigorously defend our actions and contest payment of the penalty and the additional duties.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 4A. Executive Officers of Ford.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2022:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chair and Chair of the Board	September 2006	64
James D. Farley, Jr. (b)	President and Chief Executive Officer	October 2020	59
Jon M. Huntsman, Jr. (c)	Vice Chair, Policy	May 2021	61
John Lawler	Chief Financial Officer	October 2020	55
Hau Thai-Tang	Chief Product Platform and Operations Officer	October 2020	55
Michael Amend	Chief Digital & Information Officer	September 2021	44
Steven P. Croley	Chief Policy Officer and General Counsel	July 2021	56
J. Doug Field	Chief Advanced Technology and Embedded Systems Officer	September 2021	56
Kiersten Robinson	Chief People and Employee Experience Officer	October 2020	51
Anning Chen	President and Chief Executive Officer, Ford of China	December 2018	60
Ashwani (“Kumar”) Galhotra	President, Americas and International Markets Group	April 2020	56
Stuart Rowley	President, Ford of Europe	April 2019	54
Cathy O’Callaghan	Controller	June 2018	53
__________
(a)Also a Director, Chair of the Office of the Chair and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability, Innovation and Policy Committee of the Board of Directors. Mr. Ford’s daughter, Alexandra Ford English, is a member of the Board of Directors.
(b)Also a Director and member of the Office of the Chair and Chief Executive.
(c)Also a Director and member of the Sustainability, Innovation and Policy Committee of the Board of Directors.

Except as noted below, each of the officers listed above has been employed by Ford or its subsidiaries in one or more capacities during the past five years.

Prior to becoming Vice Chair, Policy, Governor Huntsman was re-elected a member of Ford’s Board of Directors in October 2020 after previously serving as a director from 2012 to 2017. Governor Huntsman served as the U.S. Ambassador to Russia from 2017 through 2019. He served as the Chairman of the Atlantic Council of the United States from 2014 until 2017 and Chairman of the Huntsman Cancer Foundation from 2012 until 2017. He has previously served as U.S. ambassador to China, U.S. ambassador to Singapore, and as Deputy U.S. Trade Representative. Governor Huntsman was twice elected Governor of Utah.

Prior to becoming Chief Digital & Information Officer, Michael Amend was President, Online, at Lowe’s from 2018 to 2021. From 2015 to 2018, Mr. Amend served as Executive Vice President, Omnichannel, at JCPenney.

Prior to becoming Chief Policy Officer and General Counsel, Steven Croley was a partner in the Washington, D.C., office of Latham & Watkins from 2017 to 2021. From 2014 to 2017, Mr. Croley served as General Counsel for the U.S. Department of Energy.

Prior to becoming Chief Advanced Technology and Embedded Systems Officer, J. Doug Field was Vice President, Special Projects Group, at Apple from 2018 to 2021. From 2013 to 2018, Mr. Field served as Tesla’s Senior Vice President of Engineering.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Stock

Our Common Stock is listed on the New York Stock Exchange in the United States under the symbol F. As of January 31, 2022, stockholders of record of Ford included approximately 107,225 holders of Common Stock and 3 holders of Class B Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Common Stock is held in “street name” by brokers.

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

The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P 500 Index and the Dow Jones Automobiles & Parts Titans 30 Index for the five year period ended December 31, 2021. It shows the growth of a $100 investment on December 31, 2016, including the reinvestment of all dividends.

	Base Period	Years Ending
Company/Index	2016	2017	2018	2019	2020	2021
Ford Motor Company	100	109	71	93	89	211
S&P 500	100	122	116	153	181	233
Dow Jones Automobiles & Parts Titans 30	100	121	95	108	163	204

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)
Issuer Purchases of Securities

In the fourth quarter of 2021, we repurchased shares of Ford Common Stock from our employees related to certain exercises of stock options in accordance with our various compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	1,593,054	$16.02	—	—
November 1, 2021 through November 30, 2021	4,096,030	19.69	—	—
December 1, 2021 through December 31, 2021	373,535	20.28	—	—
Total / Average	6,062,619	$18.76	—	—

Dividends

The table below shows the dividends we paid per share of Common and Class B Stock for each quarterly period in 2020 and 2021:

	2020				2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dividends per share of Ford Common and Class B Stock	$0.15	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.10

On October 27, 2021, we announced the reinstatement of a regular quarterly dividend of $0.10 per share on our Common and Class B Stock starting in the fourth quarter of 2021, and we intend to continue paying a quarterly cash dividend on our outstanding Common Stock and Class B Stock. The declaration and payment of future dividends is at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key Trends and Economic Factors Affecting Ford and the Automotive Industry

Supplier Disruptions. The automotive industry has a complex supply network with each manufacturers’ products containing components sourced from suppliers who, in turn, source components from their suppliers. When there is a shortage of a key component in our supply chain, and the component cannot be easily sourced from a different supplier, the shortage can disrupt production. Since early 2021, we and others in the automotive industry have faced a significant shortage of semiconductors. The global semiconductor shortage is due in large part to makers of semiconductors having allocated their capacity to meet surging demand for consumer electronics during the COVID-19 pandemic while automotive OEMs experienced industry-wide plant closures. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support demand from all of their customers. Wafers have a long lead time for production, which further exacerbates the shortage. When global automakers resumed vehicle production in 2020 – even more quickly than some expected – semiconductor supplies became further strained. A combination of these factors, including increased demand for consumer electronics, automotive shutdowns due to COVID-19, the rapid recovery of demand for vehicles, and long lead times for wafer production, is contributing to the ongoing shortage of semiconductors. For additional information on the impact of the semiconductor shortage, see the Outlook section on page 73.

COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Consistent with the actions taken by governmental authorities, in late March 2020, we idled our manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. A successful phased restart of our manufacturing plants, supply network, and other dependent functions occurred in the second quarter of 2020. The remote work arrangements that we implemented in 2020 remain in place in most locations. Our remote work arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal control. The full impact of COVID-19 on future results depends on future developments, such as the ultimate duration and scope of outbreaks (including any potential future waves due to variants or otherwise, and the success of vaccination programs) and their impact on our customers, dealers, and suppliers. Despite the successful restart of our manufacturing operations in 2020, we continue to experience intermittent COVID-19-related disruptions in our supply chain. Moreover, new restrictions could have an adverse effect on production, supply chains, distribution, and demand for vehicles. For additional information on the impact and potential impact of COVID-19 on us, please see Item 1A. Risk Factors on page 17.

Global Redesign. We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest business and vehicle franchises. Pursuant to the plan, we expect to incur about $11 billion of EBIT charges, with about $7 billion of cash effects, related to our global redesign efforts. During the 2018 through 2022 period, we expect to have incurred the vast majority of the $11 billion of EBIT charges. For additional information on Global Redesign, see the Outlook section on page 73.

Currency Exchange Rate Volatility. After aggressively easing monetary policy in response to the COVID-19 pandemic, the Federal Reserve, and other central banks around the world, are poised to withdraw monetary stimulus by raising interest rates. The last time the Fed shifted from easing to tightening, from 2013 through 2017, the U.S. dollar strengthened, and financial markets became more volatile. Increased volatility in both developed and emerging market currencies may again be a result of policy tightening. Emerging markets also face differing inflation backdrops and, in some cases, exposure to commodity prices and political instability, contributing to unpredictable movements in the value of their exchange rates. In addition to direct impacts on the financial flows of global automotive companies, currency movements can also impact pricing of vehicles exported to overseas markets, most notably in the case of the Japanese yen and Korean won. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile. However, in some markets, exchange rates are heavily influenced or controlled by governments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Excess Capacity. According to IHS Automotive, an automotive research firm, the estimated global production capacity for light vehicles of about 124 million units exceeded global production by just under 41 million units in 2021. Actual global production is projected to have risen by 8.9 million units in 2021, while capacity rose by just under 2 million units, leading excess capacity to decline by just under 7 million units. Part of the decline was due to the impact of COVID-19-related production disruptions, but the rebound in 2021 production still left global excess capacity 1% above 2019. In North America, the amount of excess capacity rose from 4.8 million units in 2019 to 7.5 million units in 2020, but then fell to 5.7 million units in 2021. Europe followed a similar pattern, with excess capacity rising from 6.2 million units in 2019 to 10.6 million in 2020, but then declining to 8.6 million in 2021. In Asia, however, excess capacity declined from 19.3 million units in 2019 to 15.9 million in 2020 and to 15.2 million units in 2021, coming off a weak base for China’s economy and automotive sector during 2018 and 2019. After the pandemic-related disruptions ease, IHS projects that global excess capacity will trend lower, from around 49% of capacity in 2021 to just under 30% in 2028. Despite the projected gradual decline, the amount of excess capacity will remain substantial and represents a risk to automotive prices and revenue.

Pricing Pressure. Over the last year, prices of both new and used vehicles have increased substantially due to both rising demand and supply shortages. It is likely that the rate of price increases will slow down as auto production slowly recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Over the long term, intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets.

Commodity and Energy Price Changes. The recovery from the COVID-19 pandemic has driven energy prices higher over the last year. Oil prices are expected to remain volatile, and are likely to rise in the near term because of low global stocks. In the long term, the outcome of de-carbonization may depress oil demand, but the global energy transition will also contribute to volatility of oil and other energy prices. Prices for other commodities have also been volatile though generally higher, as fluctuating global demand and differences in output across sectors due to the pandemic have generated divergence in price movements across different commodities. For additional information on commodity costs, see the Outlook section on page 73.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles, both across and within vehicle segments. For example, in North America, our larger, more profitable vehicles had an average contribution margin that was 118% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones), and other factors that accelerate the transition to electrified vehicles, may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins.

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

Other Economic Factors. Interest rates, notably mature market government bond yields, have remained lower than expected. At the same time, inflation has accelerated and government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital over our planning period. Higher interest rates and/or taxes to address the higher deficits also may impede real growth in gross domestic product and, therefore, vehicle sales over our planning period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Revenue

Our Automotive segment revenue is generated primarily by sales of vehicles, parts, and accessories. Revenue is recorded when control is transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. However, we defer a portion of the consideration received when there is a separate future or stand-ready performance obligation, such as extended service contracts or ongoing vehicle connectivity. Revenue related to extended service contracts is recognized over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations; revenue related to other future or stand-ready performance obligations is generally recognized on a straight-line basis over the period in which services are expected to be performed. Vehicles sold to daily rental car companies with an obligation to repurchase for a guaranteed amount, exercisable at the option of the customer, are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. Proceeds from the sale of vehicles at auction are recognized in revenue upon transfer of control of the vehicle to the buyer.

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

Costs and Expenses

Our income statement classifies our Company excluding Ford Credit total costs and expenses into two categories: (i) cost of sales, and (ii) selling, administrative, and other expenses. We include within cost of sales those costs related to the development, production, and distribution of our vehicles, parts, accessories, and services. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall costs; labor and other costs related to the development and production of our vehicles and connectivity, parts, accessories, and services; depreciation and amortization; and other associated costs. We include within selling, administrative, and other expenses labor and other costs not directly related to the development and production of our vehicles, parts, accessories, and services, including such expenses as advertising and sales promotion costs.

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

•Structural Costs – these costs typically do not have a directly proportionate relationship to production volume. These costs include manufacturing; vehicle and software engineering; spending-related; advertising and sales promotion; administrative, information technology, and selling; and pension and OPEB costs.

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

Cost of sales and Selling, administrative, and other expenses for full year 2021 were $126.6 billion. Our Automotive segment’s material and commodity costs make up the largest portion of these costs and expenses, followed by structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS - 2021

The net income attributable to Ford Motor Company was $17,937 million in 2021. Company adjusted EBIT was $10,000 million.

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

	2020	2021
Global Redesign
Europe	$(727)	$(530)
India	(23)	(468)
South America	(2,486)	(803)
Russia	18	5
China (including Taiwan)	(56)	150
Separations and Other (not included above)	(94)	(74)
Subtotal Global Redesign	$(3,368)	$(1,720)
Other Items
Gain on transaction with Argo AI	$3,454	$—
Gain on Rivian IPO and mark-to-market	143	9,096
Gains and losses on investments in equity securities (excl. Rivian)	100	92
Debt extinguishment premium	—	(1,692)
Takata field service action	(610)	—
Ford Credit - Brazil and Argentina	—	14
Other	(226)	(10)
Subtotal Other Items	$2,861	$7,500
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(1,435)	$3,873
Pension settlements and curtailments	(61)	(70)
Subtotal Pension and OPEB Gain/(Loss)	$(1,496)	$3,803
Total EBIT Special Items	$(2,003)	$9,583

Cash effect of Global Redesign (incl. separations)	$(503)	$(1,935)

Provision for/(Benefit from) tax special items (a)	$721	$(1,924)
__________
(a)Includes related tax effect on special items and tax special items.

Effective with the reporting of our fourth quarter 2021 results, pre-tax special items now include gains and losses on investments in equity securities. For the full year, we recorded $9.6 billion of pre-tax special items, primarily reflecting gains on our equity investment in Rivian in connection with Rivian’s initial public offering and mark-to-market valuation adjustments during the year, as well as a remeasurement gain associated with our global pension and OPEB plans. The gains were partially offset by costs associated with our Global Redesign actions and a debt extinguishment premium associated with the repurchase and redemption of $7.6 billion of our higher-coupon debt.

In Note 26 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2021 key metrics for the Company compared to a year ago.

	2020	2021	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$24.3	$15.8	$(8.5)
Revenue ($M)	127,144	136,341	7%
Net Income/(Loss) ($M)	(1,279)	17,937	$19,216
Net Income/(Loss) Margin (%)	(1.0)%	13.2%	14.2 ppts
EPS (Diluted)	$(0.32)	$4.45	$4.77

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$1.3	$4.6	$3.3
Company Adj. EBIT ($M)	2,536	10,000	7,464
Company Adj. EBIT Margin (%)	2.0%	7.3%	5.3 ppts
Adjusted EPS (Diluted)	$0.36	$1.59	$1.23
Adjusted ROIC (Trailing Four Qtrs)	0.7%	9.8%	9.1 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2021, our diluted earnings per share of Common and Class B Stock was $4.45 and our diluted adjusted earnings per share was $1.59.

Net income/(loss) margin was 13.2% in 2021, up from negative 1.0% a year ago. Company adjusted EBIT margin was 7.3% in 2021, up from 2.0% a year ago.

The table below shows our full year 2021 net income/(loss) attributable to Ford and Company adjusted EBIT by segment (in millions).

	2020	2021	H / (L)
Automotive	$1,706	$7,397	$5,691
Mobility	(1,052)	(1,030)	22
Ford Credit	2,608	4,717	2,109
Corporate Other	(726)	(1,084)	(358)
Company Adjusted EBIT (a)	2,536	10,000	7,464
Interest on Debt	(1,649)	(1,803)	154
Special Items	(2,003)	9,583	(11,586)
Taxes / Noncontrolling Interests	(163)	157	(320)
Net Income/(Loss)	$(1,279)	$17,937	$19,216
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase of $19.2 billion in net income/(loss) in 2021 includes the effect of special items, including the Rivian IPO and mark-to-market gain, as well as higher Automotive EBIT and Ford Credit EBT. The year-over-year increase of $7.5 billion in Company adjusted EBIT was driven by higher Automotive EBIT and Ford Credit EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our full year 2021 Automotive segment EBIT by business unit (in millions).

	2020	2021	H / (L)
North America	$3,710	$7,377	$3,667
South America	(490)	(121)	369
Europe	(851)	(154)	697
China (including Taiwan)	(499)	(327)	172
International Markets Group	(164)	622	786
Automotive Segment	$1,706	$7,397	$5,691

The tables below and on the following pages provide full year 2021 key metrics and the change in full year 2021 EBIT compared with full year 2020 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	2020	2021	H / (L)
Key Metrics
Market Share (%)	5.8%	5.1%	(0.6) ppts
Wholesale Units (000)	4,187	3,942	(245)
Revenue ($M)	$115,894	$126,150	$10,256
EBIT ($M)	1,706	7,397	5,691
EBIT Margin (%)	1.5%	5.9%	4.4 ppts

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$1,706
Volume / Mix	(2,853)
Net Pricing	9,700
Cost	(2,173)
Exchange	524
Other	493
2021 Full Year EBIT	$7,397

In 2021, wholesales in our Automotive segment declined 6% from a year ago, reflecting semiconductor-related production constraints and the shift to a new business model in South America. Full year 2021 Automotive revenue increased 9%, driven by higher net pricing, favorable mix, and stronger currencies, partially offset by lower wholesales.

Our full year 2021 Automotive segment EBIT increased $5.7 billion from a year ago with an EBIT margin of 5.9 percent. The EBIT improvement was driven by higher net pricing (reflecting the strength of our product portfolio and lower incentives in response to reduced dealer stock levels), lower warranty expense, favorable mix, higher profits from our Ford Customer Service Division business, and stronger currencies, partially offset by lower wholesales and increased commodity costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	2020	2021	H / (L)
Key Metrics
Market Share (%)	13.2%	12.0%	(1.2) ppts
Wholesale Units (000)	2,081	2,006	(75)
Revenue ($M)	$80,044	$87,783	$7,739
EBIT ($M)	3,710	7,377	3,667
EBIT Margin (%)	4.6%	8.4%	3.8 ppts

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$3,710
Volume / Mix	(1,661)
Net Pricing	7,858
Cost	(2,672)
Exchange	220
Other	(78)
2021 Full Year EBIT	$7,377

In North America, 2021 wholesales declined 4% from a year ago, primarily reflecting the impact of semiconductor-related production constraints. Full year 2021 revenue increased 10%, driven by higher net pricing, favorable mix, and stronger currencies, partially offset by lower wholesales.

North America’s 2021 EBIT increased $3.7 billion from a year ago with an EBIT margin of 8.4%. The EBIT improvement was driven by higher net pricing, lower warranty expense, and favorable mix, partially offset by increased commodity prices, lower volume, and higher structural costs.

South America

	2020	2021	H / (L)
Key Metrics
Market Share (%)	6.2%	2.6%	(3.7) ppts
Wholesale Units (000)	185	81	(104)
Revenue ($M)	$2,463	$2,399	$(64)
EBIT ($M)	(490)	(121)	369
EBIT Margin (%)	(19.9)%	(5.1)%	14.8 ppts

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$(490)
Volume / Mix	(210)
Net Pricing	602
Cost	(12)
Exchange	2
Other	(13)
2021 Full Year EBIT	$(121)

In South America, 2021 wholesales declined 56% from a year ago, primarily reflecting the shift to the region’s new business model and the impact of semiconductor-related production constraints. Full year 2021 revenue declined 3%, driven by lower volume and weaker currencies, partially offset by higher net pricing and favorable mix.

South America’s 2021 EBIT loss improved $369 million from a year ago with an EBIT margin of negative 5.1%. The EBIT improvement was driven by higher net pricing, partially offset by lower volume.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	2020	2021	H / (L)
Key Metrics
Market Share (%)	7.2%	6.4%	(0.8) ppts
Wholesale Units (000) (a)	1,020	891	(128)
Revenue ($M)	$22,644	$24,466	$1,822
EBIT ($M)	(851)	(154)	697
EBIT Margin (%)	(3.8)%	(0.6)%	3.2 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 72,000 units in 2020 and 61,000 units in 2021); revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$(851)
Volume / Mix	(941)
Net Pricing	949
Cost	472
Exchange	(112)
Other	329
2021 Full Year EBIT	$(154)

In Europe, 2021 wholesales declined 13% from a year ago, primarily reflecting the impact of semiconductor-related production constraints. Full year 2021 revenue improved 8%, driven by favorable mix, stronger currencies, and higher net pricing, partially offset by lower volume.

Europe’s 2021 EBIT loss improved $697 million from a year ago with an EBIT margin of negative 0.6%. The EBIT improvement was driven by higher net pricing, lower material and warranty expenses, and lower structural costs, partially offset by lower volume and increased commodity prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	2020	2021	H / (L)
Key Metrics
Market Share (%)	2.4%	2.4%	— ppts
Wholesale Units (000) (a)	617	649	31
Revenue ($M)	$3,202	$2,547	$(655)
EBIT ($M)	(499)	(327)	172
EBIT Margin (%)	(15.6)%	(12.8)%	2.8 ppts

China Unconsolidated Affiliates
Wholesale Units (000) (b)	564	633	69
Ford Equity Income/(Loss) ($M)	$49	$165	$116
__________
(a)Includes vehicles produced and sold by our unconsolidated affiliates. Revenue does not include these sales.
(b)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China and, from second quarter 2021, Ford brand vehicles produced in Taiwan by Lio Ho Group.

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$(499)
Volume / Mix	(190)
Net Pricing	73
Cost	16
Exchange	69
Other	204
2021 Full Year EBIT	$(327)

In China, 2021 wholesales increased 5% from a year ago, driven by higher joint venture volumes. Full year 2021 consolidated revenue declined 20%, driven by product localization and the de-consolidation of our operations in Taiwan, partially offset by favorable import mix, higher component sales to our joint ventures in China, and stronger currencies.

China’s 2021 EBIT loss improved $172 million from a year ago with an EBIT margin of negative 12.8%. The EBIT improvement was driven by favorable mix of imported vehicles, higher joint venture profits and royalties, and higher net pricing, partially offset by lower volume at our consolidated operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	2020	2021	H / (L)
Key Metrics
Market Share (%)	1.7%	1.8%	— ppts
Wholesale Units (000) (a)	284	315	31
Revenue ($M)	$7,541	$8,955	$1,414
EBIT ($M)	(164)	622	786
EBIT Margin (%)	(2.2)%	6.9%	9.1 ppts
_________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 14,000 units in 2020 and 22,000 units in 2021). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
2020 Full Year EBIT	$(164)
Volume / Mix	150
Net Pricing	218
Cost	24
Exchange	344
Other	50
2021 Full Year EBIT	$622

In our International Markets Group, 2021 wholesales increased 11% from a year ago, reflecting the non-recurrence of the COVID-related production suspension and higher industry volumes, partially offset by the impact of semiconductor-related supply constraints. Full year 2021 revenue increased 19%, driven by higher volume and mix, higher net pricing, and stronger currencies.

Our International Market Group’s 2021 EBIT improved $786 million from a year ago with an EBIT margin of 6.9%. The EBIT improvement was driven by stronger currencies, higher net pricing and volume, and lower warranty expense.

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
▪Manufacturing, Including Volume-Related - consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense. These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules
▪Engineering and Connectivity – consists primarily of costs for vehicle and software engineering personnel, prototype materials, testing, and outside engineering and software services
▪Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases
▪Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows
▪Administrative, Information Technology, and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities, information technology, and selling functions
▪Pension and OPEB – consists primarily of past service pension costs and other postretirement employee benefit costs

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

•SAAR – seasonally adjusted annual rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Mobility Segment

Effective January 1, 2021, we realigned the costs and benefits related to enterprise connectivity activities previously included in the Mobility segment to the Automotive segment. Accordingly, beginning in 2021, the Mobility segment primarily includes development costs for Ford’s autonomous vehicles and related businesses, Ford’s equity ownership in Argo AI (a developer of autonomous driving systems), and other mobility businesses and investments.

In our Mobility segment, our 2021 EBIT loss improved $22 million from a year ago. The $1 billion EBIT loss reflects our strategic investments in 2021 as we continued to expand our capabilities in autonomous vehicles and mobility businesses.

Ford Credit Segment

The tables below provide full year 2021 key metrics and the change in full year 2021 EBT compared with full year 2020 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	2020	2021	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$132	$118	(11)%
Loss-to-Receivables (bps) (a)	36	6	(30)
Auction Values (b)	$20,600	$25,800	25%
EBT ($M)	2,608	4,717	$2,109
ROE (%) (c)	15%	32%	17 ppts

Other Balance Sheet Metrics
Debt ($B)	$138	$118	(15)%
Net Liquidity ($B)	35	32	(10)%
Financial Statement Leverage (to 1) (c)	8.8	9.5	0.7
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2021 mix.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 3 of the Notes to the Financial Statements.

	2020	2021	H / (L)
Non-GAAP Financial Measures
Managed Receivables ($B) (a)	$141	$123	(12)%
Managed Leverage (to 1) (b) (c)	7.5	8.4	0.9
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

Change in EBT by Causal Factor (in millions)
2020 Full Year EBT	$2,608
Volume / Mix	(243)
Financing Margin	(206)
Credit Loss	1,136
Lease Residual	1,494
Exchange	27
Other	(99)
2021 Full Year EBT	$4,717

Total net receivables at December 31, 2021 were $14 billion lower than a year ago, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage. Ford Credit’s loss metrics reflected healthy and stable consumer credit conditions and strong auction values. Ford Credit’s U.S. 36-month auction values for off-lease vehicles were up 25% from a year ago, reflecting strong demand for used vehicles, including the impact of lower new vehicle production due to the semiconductor shortage. We are planning for full year 2022 auction values to remain strong.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit’s 2021 EBT increased $2,109 million from a year ago, explained primarily by favorable operating lease residual performance, the non-recurrence of the 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in 2021, partially offset by lower volume driven by the impact of the global semiconductor shortage and lower financing margin.

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
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2021 Form 10-K Report

•Lease Residual:
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2021 Form 10-K Report

•Exchange:
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

•Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics and Ford Credit Net Receivables Reconciliation To Managed Receivables tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. For full year 2021, Corporate Other had a $1,084 million loss, compared with a $726 million loss in 2020. The higher loss was driven by lower interest income and higher administrative and IT-related expenses.

Interest on Debt

Interest on Debt consists of interest expense on Company debt excluding Ford Credit. Our full year 2021 interest expense on Company debt excluding Ford Credit was $1,803 million, $154 million higher than in 2020, primarily explained by higher U.S. unsecured debt interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Taxes

Our Provision for/(Benefit from) income taxes for full year 2021 was a $130 million benefit, resulting in an effective tax rate of negative 0.7%. This includes a benefit of $2.9 billion to recognize deferred tax assets resulting from changes in our global tax structure and a $918 million benefit from the reversal of U.S. valuation allowances.

Our full year 2021 adjusted effective tax rate, which excludes special items, was 21.9%.

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

The net loss attributable to Ford Motor Company was $1,279 million in 2020. Company adjusted EBIT was $2,536 million.

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

	2019	2020
Global Redesign
Europe	$(1,246)	$(727)
India	(804)	(23)
South America	(566)	(2,486)
Russia	(357)	18
China	(101)	(56)
Separations and Other (not included above)	(107)	(94)
Subtotal Global Redesign	$(3,181)	$(3,368)
Other Items
Gain on transaction with Argo AI	$—	$3,454
Gain on Rivian mark-to-market	94	143
Gains and losses on investments in equity securities (excl. Rivian)	28	100
Takata field service action	—	(610)
Other incl. Focus cancellation, Transit Connect customs ruling, North America hourly buyouts, and Chariot	(273)	(226)
Subtotal Other Items	$(151)	$2,861
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(2,500)	$(1,435)
Pension curtailment	(45)	(61)
Subtotal Pension and OPEB Gain/(Loss)	$(2,545)	$(1,496)
Total EBIT Special Items	$(5,877)	$(2,003)

Cash effect of Global Redesign (incl. separations)	$(911)	$(503)

Provision for/(Benefit from) tax special items (a)	$(1,298)	$721
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $2 billion of pre-tax special item charges in 2020, primarily reflecting Global Redesign actions in South America and Europe, mark-to-market adjustments for our global pension and OPEB plans, and the field service action for Takata airbag inflators, partially offset by the gain on our investment in Argo AI as a result of the transaction with Argo AI and Volkswagen in the second quarter of 2020.

In Note 26 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2020 key metrics for the Company compared with full year 2019.

	2019	2020	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$17.6	$24.3	$6.6
Revenue ($M)	155,900	127,144	(18)%
Net Income/(Loss) ($M)	47	(1,279)	(1,326)
Net Income/(Loss) Margin (%)	0.0%	(1.0)%	(1.0) ppts
EPS (Diluted)	$0.01	$(0.32)	$(0.33)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$2.9	$1.3	$(1.6)
Company Adj. EBIT ($M)	6,257	2,536	(3,721)
Company Adj. EBIT Margin (%)	4.0%	2.0%	(2.0) ppts
Adjusted EPS (Diluted)	$1.16	$0.36	$(0.80)
Adjusted ROIC (Trailing Four Qtrs)	7.6%	0.7%	(6.9) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2020, our diluted earnings per share of Common and Class B Stock was a loss of $0.32 and our diluted adjusted earnings per share was $0.36.

Net income/(loss) margin was negative 1.0% in 2020, down from 0.0% a year ago. Company adjusted EBIT margin was 2.0% in 2020, down from 4.0% in 2019.

The table below shows our full year 2020 net income/(loss) attributable to Ford and Company adjusted EBIT by segment (in millions).

	2019	2020	H / (L)
Automotive	$4,888	$1,706	$(3,182)
Mobility	(941)	(1,052)	(111)
Ford Credit	2,998	2,608	(390)
Corporate Other	(688)	(726)	(38)
Company Adjusted EBIT (a)	6,257	2,536	(3,721)
Interest on Debt	(1,020)	(1,649)	629
Special Items	(5,877)	(2,003)	(3,874)
Taxes / Noncontrolling Interests	687	(163)	850
Net Income/(Loss)	$47	$(1,279)	$(1,326)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year declines of $1.3 billion in net income/(loss) and $3.7 billion in Company adjusted EBIT in 2020 were driven by decreases in Automotive EBIT and Ford Credit EBT, primarily reflecting the impact of COVID-19. Our net loss in 2020 includes the effect of special items, including Global Redesign actions in South America and Europe, mark-to-market adjustments for our global pension and OPEB plans, and the field service action for Takata airbag inflators, partially offset by the gain on our investment in Argo AI.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our full year 2020 Automotive segment EBIT by business unit (in millions).

	2019	2020	H / (L)
North America	$6,545	$3,710	$(2,835)
South America	(696)	(490)	206
Europe	124	(851)	(975)
China (including Taiwan)	(762)	(499)	263
International Markets Group	(323)	(164)	159
Automotive Segment	$4,888	$1,706	$(3,182)

The tables below and on the following pages provide full year 2020 key metrics and the change in full year 2020 EBIT compared with full year 2019 by causal factor for our Automotive segment and its regional business units. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	2019	2020	H / (L)
Key Metrics
Market Share (%)	6.0%	5.8%	(0.2) ppts
Wholesale Units (000)	5,386	4,187	(1,199)
Revenue ($M)	$143,604	$115,894	$(27,710)
EBIT ($M)	4,888	1,706	(3,182)
EBIT Margin (%)	3.4%	1.5%	(1.9) ppts

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$4,888
Volume / Mix	(9,417)
Net Pricing	4,985
Cost	904
Exchange	(312)
Other	658
2020 Full Year EBIT	$1,706

In 2020, wholesales in our Automotive segment declined 22% from 2019, reflecting a decrease in each business unit other than China. Full year 2020 Automotive revenue decreased 19% from 2019.

Our full year 2020 Automotive segment EBIT decreased $3.2 billion from 2019 with an EBIT margin of 1.5 percent. Higher net pricing and favorable mix were more than offset by the impact of COVID-related lower industry volume and the changeover to the F-150. Structural costs were significantly lower, primarily reflecting the impact of our suspension of production earlier in the 2020 due to COVID-19.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	2019	2020	H / (L)
Key Metrics
Market Share (%)	13.2%	13.2%	— ppts
Wholesale Units (000)	2,765	2,081	(684)
Revenue ($M)	$98,058	$80,044	$(18,014)
EBIT ($M)	6,545	3,710	(2,835)
EBIT Margin (%)	6.7%	4.6%	(2.0) ppts

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$6,545
Volume / Mix	(6,776)
Net Pricing	3,041
Cost	366
Exchange	(64)
Other	598
2020 Full Year EBIT	$3,710

In North America, 2020 wholesales declined 25% from 2019, driven by COVID-related lower industry volume and the changeover to the F-150. Full year 2020 revenue decreased 18% from 2019, driven by lower volume, partially offset by higher net pricing and favorable series and option mix.

North America’s 2020 EBIT decreased $2.8 billion from 2019 with an EBIT margin of 4.6%. The lower EBIT was driven by lower volume, higher material cost, and higher warranty expense. Higher net pricing, favorable mix, and lower structural costs were partial offsets.

South America

	2019	2020	H / (L)
Key Metrics
Market Share (%)	7.2%	6.2%	(1.0) ppts
Wholesale Units (000)	295	185	(111)
Revenue ($M)	$3,893	$2,463	$(1,430)
EBIT ($M)	(696)	(490)	206
EBIT Margin (%)	(17.9)%	(19.9)%	(2.0) ppts

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$(696)
Volume / Mix	(143)
Net Pricing	513
Cost	89
Exchange	(232)
Other	(21)
2020 Full Year EBIT	$(490)

In South America, 2020 wholesales declined 38% from 2019, driven by COVID-related lower industry volume. Full year 2020 revenue declined 37% from 2019, driven by lower volume and weaker currencies, partially offset by higher net pricing and favorable vehicle mix.

South America’s 2020 EBIT loss improved $206 million from 2019 with an EBIT margin of negative 19.9%. The EBIT improvement was driven by higher net pricing and cost reductions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	2019	2020	H / (L)
Key Metrics
Market Share (%)	7.3%	7.2%	(0.1) ppts
Wholesale Units (000) (a)	1,390	1,020	(370)
Revenue ($M)	$28,150	$22,644	$(5,506)
EBIT ($M)	124	(851)	(975)
EBIT Margin (%)	0.4%	(3.8)%	(4.2) ppts
_________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 34,000 units in 2019 and 72,000 units in 2020); revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$124
Volume / Mix	(1,973)
Net Pricing	1,354
Cost	(190)
Exchange	74
Other	(240)
2020 Full Year EBIT	$(851)

In Europe, 2020 wholesales declined 27% from 2019, driven by COVID-19 related lower industry volume. Full year 2020 revenue declined 20% from 2019, driven by lower volume, partially offset by higher net pricing and favorable series and option mix.

Europe’s 2020 EBIT decreased $974 million from 2019 with an EBIT margin of negative 3.8%. The lower EBIT was more than explained by COVID-19 related lower industry volume and the Kuga PHEV recall in the third quarter of 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	2019	2020	H / (L)
Key Metrics
Market Share (%)	2.2%	2.4%	0.2 ppts
Wholesale Units (000) (a)	535	617	83
Revenue ($M)	$3,615	$3,202	$(413)
EBIT ($M)	(762)	(499)	263
EBIT Margin (%)	(21.1)%	(15.6)%	5.5 ppts

China Unconsolidated Affiliates
Wholesale Units (000) (b)	462	564	102
Ford Equity Income/(Loss) ($M)	$(161)	$49	$210
__________
(a)Includes vehicles produced and sold by our unconsolidated affiliates. Revenue does not include these sales.
(b)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China.

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$(762)
Volume / Mix	(137)
Net Pricing	(15)
Cost	193
Exchange	(113)
Other	335
2020 Full Year EBIT	$(499)

In China, 2020 wholesales increased 16% from 2019, driven by higher joint venture volumes. Full year 2020 consolidated revenue declined 11% from 2019, driven by lower volume, partially offset by higher component sales to our joint ventures in China and favorable series and option mix.

China’s 2020 EBIT loss improved $263 million from 2019 with an EBIT margin of negative 15.6%. The improved EBIT was driven by higher joint venture profits and royalties and lower structural costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	2019	2020	H / (L)
Key Metrics
Market Share (%)	1.9%	1.7%	(0.2) ppts
Wholesale Units* (000)	401	284	(117)
Revenue ($M)	$9,888	$7,541	$(2,347)
EBIT ($M)	(323)	(164)	159
EBIT Margin (%)	(3.3)%	(2.2)%	1.1 ppts
_________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 28,000 units in 2019 and 14,000 units in 2020). Revenue after Q2 2019 does not include these sales.

Change in EBIT by Causal Factor (in millions)
2019 Full Year EBIT	$(323)
Volume / Mix	(388)
Net Pricing	91
Cost	446
Exchange	22
Other	(12)
2020 Full Year EBIT	$(164)
In our International Markets Group, 2020 wholesales declined 29% from 2019, driven by COVID-related lower industry volume. Full year 2020 revenue declined 24% from 2019, driven by lower volume and weaker currencies, partially offset by higher net pricing and favorable series and option mix.

Our International Market Group’s 2020 EBIT loss improved $159 million from 2019 with an EBIT margin of negative 2.2%. The improved EBIT was driven by cost reductions, higher net pricing, and favorable mix, partially offset by lower volume.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Mobility Segment

In our Mobility segment, our 2020 EBIT loss was $111 million higher than 2019. The $1.1 billion EBIT loss reflected our strategic investments in 2020 as we continued to expand our capabilities in autonomous vehicles and mobility businesses.

Ford Credit Segment

The tables below provide full year 2020 key metrics and the change in full year 2020 EBT compared with full year 2019 by causal factor for the Ford Credit segment.

	2019	2020	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$142	$132	(7)%
Loss-to-Receivables (bps) (a)	52	36	(16)
Auction Values (b)	$19,955	$20,600	3%
EBT ($M)	2,998	2,608	$(390)
ROE (%) (c)	16%	15%	(1) ppt

Other Balance Sheet Metrics
Debt ($B)	$140	$138	(1)%
Net Liquidity ($B)	33	35	6%
Financial Statement Leverage (to 1) (c)	8.5	8.8	0.3
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2021 mix.
(c)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 3 of the Notes to the Financial Statements.

	2019	2020	H / (L)
Non-GAAP Financial Measures
Managed Receivables ($B) (a)	$152	$141	(7)%
Managed Leverage (to 1) (b) (c)	7.8	7.5	(0.3)
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

Ford Credit’s loss metrics in 2020 reflected healthy and stable consumer credit conditions, and auction values for off-lease vehicles were 3% higher than 2019.

Ford Credit’s 2020 EBT decreased $390 million from 2019, primarily driven by an increase to the credit loss reserve due to COVID-19 and unfavorable volume and mix due to lower receivables, partially offset by favorable lease residual performance due to improved auction values.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Corporate Other

For full year 2020, Corporate Other had a $726 million loss, compared with a $688 million loss in 2019. The year-over-year decline is more than explained by lower interest income.

Interest on Debt

Our full year 2020 interest expense on Company excluding Ford Credit debt was $1,649 million, $629 million higher than in 2019, more than explained by higher U.S. debt interest expense.

Taxes

Our Provision for/(Benefit from) income taxes for full year 2020 was a $160 million provision, resulting in an effective tax rate of negative 14.3%. This includes expenses to establish $1.3 billion of valuation allowances primarily against U.S. tax credits recorded as deferred tax assets.

Our full year 2020 adjusted effective tax rate, which excludes special items, was negative 63.2%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit) was $49.8 billion.

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

Company excluding Ford Credit

	December 31, 2020	December 31, 2021
Balance Sheet ($B)
Company Cash	$30.8	$36.5
Liquidity	46.9	52.4
Debt	(24.0)	(20.4)
Cash Net of Debt	6.8	16.1

Pension Funded Status ($B)
Funded Plans	$0.3	$5.8
Unfunded Plans	(7.0)	(6.1)
Total Global Pension	$(6.7)	$(0.3)

Total Funded Status OPEB	$(6.6)	$(6.0)

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At December 31, 2021, we had Company cash of $36.5 billion, an increase of $5.7 billion compared with December 31, 2020, primarily reflecting the inclusion of the Rivian marketable securities of $10.6 billion. Excluding the Rivian marketable securities, Company cash at December 31, 2021 was $26.0 billion. At December 31, 2021, Company liquidity was $52.4 billion. Company cash and liquidity include marketable securities, such as our Rivian shares. Accordingly, as marketable securities increase or decrease in value, Company cash and liquidity will likewise increase or decrease. In addition, about 92% of Company cash was held by consolidated entities domiciled in the United States at December 31, 2021.

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

Our Company cash investments (excluding the Rivian marketable securities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade corporate securities, investment-grade commercial paper, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year and adjusted based on market conditions and liquidity needs. We monitor our Company cash levels and average maturity on a daily basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Material Cash Requirements. Our material cash requirements include: (1) capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for battery electric vehicles; (2) the purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and accompanying description of our “Purchase obligations” below); (3) marketing incentive payments to dealers; (4) payments for warranty and field service actions (for additional information, see Note 25 of the Notes to the Financial Statements); (5) debt repayments (for additional information, see the Aggregate Contractual Obligations table below and Note 19 of the Notes to the Financial Statements); (6) discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table below, the “Changes in Company Cash” section below, and Note 17 of the Notes to the Financial Statements); (7) employee wages, benefits, and incentives; (8) operating lease payments (for additional information, see the Aggregate Contractual Obligations table below and Note 18 of the Notes the Financial Statements); (9) cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below); and (10) strategic acquisitions and investments to grow our business, including electrification. In addition, subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We are party to many contractual obligations involving commitments to make payments to third parties, and, as noted above, such commitments require a material amount of cash. Most of these are debt obligations incurred by our Ford Credit segment. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements. “Purchase obligations” in the Aggregate Contractual Obligations table below are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms; however, as we purchase raw materials and components beyond the minimum amounts required by the “Purchase obligations,” our material cash requirements for these items are higher than what is reflected in the Aggregate Contractual Obligations table. For additional information on the timing of these payments and the impact on our working capital, see the “Changes in Company Cash” section below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The table below summarizes our aggregate contractual obligations as of December 31, 2021 (in millions):

	Payments Due by Period
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Company excluding Ford Credit
On-balance sheet
Long-term debt (a)	$2,811	$134	$6,069	$10,862	$19,876
Interest payments relating to long-term debt (b)	855	1,650	1,442	8,970	12,917
Finance leases (c)	94	157	119	289	659
Operating leases (d)	370	504	270	326	1,470
Pension funding (e)	171	357	366	—	894
Off-balance sheet
Purchase obligations	1,476	1,143	604	132	3,355
Total Company excluding Ford Credit	5,777	3,945	8,870	20,579	39,171

Ford Credit
On-balance sheet
Long-term debt (a)	31,709	39,047	22,976	8,968	102,700
Interest payments relating to long-term debt (b)	2,408	3,212	1,415	838	7,873
Operating leases	15	26	19	9	69
Off-balance sheet
Purchase obligations	31	29	3	—	63
Total Ford Credit	34,163	42,314	24,413	9,815	110,705
Total Company	$39,940	$46,259	$33,283	$30,394	$149,876
__________
(a)Excludes unamortized debt discounts/premiums, unamortized debt issuance costs, and fair value adjustments.
(b)Long-term debt may have fixed or variable interest rates. For long-term debt with variable-rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties.
(c)Includes interest payments of $94 million.
(d)Excludes approximately $252 million in future lease payments for various operating leases commencing in a future period.
(e)Amounts represent our estimate of contractually obligated contributions to the Ford-Werke plan. See Note 17 of the Notes to the Financial Statements for further information regarding our expected 2021 pension contributions and funded status.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, interest on debt, cash taxes, and all other and timing differences (including timing differences between accrual-based EBIT and associated cash flows). Non-operating items include: global redesign (including separation payments), changes in Company debt excluding Ford Credit, contributions to funded pension plans, shareholder distributions, and other items (including gains and losses on investments in equity securities, acquisitions and divestitures, and other transactions with Ford Credit).

With respect to “Changes in working capital,” in general we carry relatively low Automotive segment trade receivables compared with our trade payables because the majority of our Automotive wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our Automotive trade payables are based primarily on industry-standard production supplier payment terms of about 45 days. As a result, our cash flow deteriorates if wholesale volumes (and the corresponding revenue) decrease while trade payables continue to become due. Conversely, our cash flow improves if wholesale volumes (and the corresponding revenue) increase while new trade payables are generally not due for about 45 days. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our inventory includes vehicles completed but awaiting installation of components affected by the semiconductor supply shortage. As a result of the shortage, our inventory in 2021 was higher than in prior years.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have an adverse impact on our cash and increase our inventory.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institutions. Moreover, we do not provide any guarantees in connection with the SCF program. As of December 31, 2021, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $178 million. The amount settled through the SCF program during 2021 was $1.0 billion.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$3.3	$(0.1)	$5.3

Capital spending	$(7.6)	$(5.7)	$(6.2)
Depreciation and tooling amortization	5.5	5.3	5.1
Net spending	$(2.1)	$(0.4)	$(1.1)

Receivables	$(0.1)	$0.4	$(0.2)
Inventory	0.1	0.3	(1.8)
Trade Payables	(0.6)	1.3	0.3
Changes in working capital	$(0.6)	$2.0	$(1.7)

Ford Credit distributions	$2.9	$3.3	$7.5
Interest on debt and cash taxes	(1.5)	(1.8)	(2.3)
All other and timing differences	0.9	(1.7)	(3.1)
Company adjusted free cash flow (a)	$2.9	$1.3	$4.6

Global Redesign (including separations)	$(0.9)	$(0.5)	$(1.9)
Changes in debt	1.1	8.4	(3.7)
Funded pension contributions	(0.7)	(0.6)	(0.8)
Shareholder distributions	(2.6)	(0.6)	(0.4)
All other (b)	(0.4)	0.5	7.9
Change in cash	$(0.8)	$8.5	$5.7
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)2021 includes our investment in Rivian of $10.6 billion and cash premium paid of $(1.6) billion associated with repurchasing and redeeming $7.6 billion of higher-coupon debt.
Note: Numbers may not sum due to rounding.

Our full year 2021 Net cash provided by/(used in) operating activities was positive $15.8 billion, a decrease of $8.5 billion from a year ago (see page 78 for additional information). The year-over-year decrease was driven by adverse working capital and a decrease in Ford Credit operating cash flow. Company adjusted free cash flow was $4.6 billion, $3.3 billion higher than a year ago, driven by higher Ford Credit distributions and Company adjusted EBIT.

Capital spending was $6.2 billion in 2021, $0.5 billion higher than a year ago, and is expected to be in the range of $7.0 billion to $8.0 billion in 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The full year 2021 working capital impact was $1.7 billion negative, driven by higher inventory. All other and timing differences were negative $3.1 billion, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers; pension and OPEB income or expense). We expect the working capital and timing differences to normalize when supply is restored, dealer stocks rebound, and incentives potentially increase.

Shareholder distributions were $400 million in 2021, all of which were attributable to the reinstatement of our regular quarterly dividend in the fourth quarter.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest business and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $7 billion. The cash effect related to our global redesign activities was $3.5 billion through December 31, 2021. For additional information on Global Redesign, see the Outlook section on page 73.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at December 31, 2021 were $18.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.3 billion of local credit facilities. At December 31, 2021, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $847 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of December 31, 2021.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on September 29, 2024 and $10.1 billion of commitments maturing on September 29, 2026. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on September 29, 2024.

In September 2021, we amended the corporate and supplemental credit agreements to remove the restrictions on our ability to repurchase shares or pay dividends. In addition, the agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Further, interest on any U.S. dollar borrowings under both the corporate and supplemental revolving credit facilities will be calculated using daily simple SOFR. Prior to the amendments, such interest was calculated using LIBOR.

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

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy (the “DOE”) include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC (formerly known as Ford Autonomous Vehicles LLC); Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Debt. As shown in Note 19 of the Notes to the Financial Statements, at December 31, 2021, Company debt excluding Ford Credit was $20.4 billion. This balance is $3.6 billion lower than at December 31, 2020, primarily reflecting our repurchase and redemption of $7.6 billion of higher-coupon debt in the fourth quarter of 2021, partially offset by our convertible notes issuance in March 2021 and our green bond issuance in November 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In March 2021, we issued $2.3 billion aggregate principal amount of unsecured 0% Convertible Senior Notes due 2026. The notes are convertible, at the option of the noteholders, on or after December 15, 2025. Prior to December 15, 2025, the notes are convertible under certain circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election, for the remainder of our obligation in excess, if any, of the aggregate principal amount of the notes being converted. See Note 19 of the Notes to the Financial Statements for additional information regarding the convertible notes, including a description of the circumstances that allow the noteholders to convert prior to December 15, 2025.

In 2021, we introduced our sustainable financing framework, which covers a variety of potential unsecured and securitization funding transactions, including ESG bonds issued by both Ford and Ford Credit to finance environmental and social projects. Net proceeds from sustainable financing transactions will be invested and expended in four areas: Clean Transportation, Clean Manufacturing, Making Lives Better, and Community Revitalization. Our $2.5 billion green bond issuance in November 2021 was the first financing transaction under our sustainable financing framework. We are allocating the net proceeds from that issuance to the design, development, and manufacturing of our battery electric vehicles.

DOE Advanced Technology Vehicle Manufacturer (“ATVM”) Incentive Program. See Note 19 of the Notes to the Financial Statements for information regarding the ATVM loan.

Leverage. We manage Company debt (excluding Ford Credit) levels with a leverage framework that targets investment grade credit ratings through a normal business cycle. The leverage framework includes a ratio of total Company debt (excluding Ford Credit), underfunded pension liabilities, operating leases, and other adjustments, divided by Company adjusted EBIT (excluding Ford Credit EBT), and further adjusted to exclude depreciation and tooling amortization (excluding Ford Credit).

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity - Ford Credit Segment section of Item 7. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit ended 2021 with $32 billion of liquidity. During the year, Ford Credit completed $14 billion of public term funding.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity
•Prudently access public markets, including retail deposits in Europe
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target managed leverage of 8:1 to 9:1
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

Ford Credit obtains unsecured funding from the sale of demand notes under its Ford Interest Advantage program and through the retail deposit programs at FCE Bank plc (“FCE”) and Ford Bank GmbH (“Ford Bank”). At December 31, 2021, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $12.9 billion.

Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

The following table shows funding for Ford Credit’s managed receivables (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Funding Structure
Term unsecured debt	$75.5	$73.3	$59.4
Term asset-backed securities	56.6	54.6	45.4
Ford Interest Advantage / Retail Deposits	8.0	9.8	12.9
Other (a)	6.9	5.7	5.7
Equity (a)	16.4	15.6	12.4
Adjustments for cash	(11.7)	(18.5)	(12.4)
Total Managed Receivables (b)	$151.7	$140.5	$123.4

Securitized Funding as Percent of Managed Receivables	37.3%	38.8%	36.7%
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 3 of the Notes to the Financial Statements.
(b)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Managed receivables were $123.4 billion at December 31, 2021 and were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.7%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2019, 2020, and 2021, and planned issuances for full year 2022, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Actual	2022 Forecast

Unsecured	$17	$14	$5	$ 8 - 11
Securitizations (a)	14	13	9	6 - 9
Total public	$31	$27	$14	$ 14 - 20
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.
Note: Numbers may not sum due to rounding.

In 2021, Ford Credit completed $14 billion of public term funding. For 2022, Ford Credit projects full year public term funding in the range of $14 billion to $20 billion. Through February 2, 2022, Ford Credit has completed $3 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Liquidity Sources (a)
Cash	$11.7	$18.5	$12.4
Committed asset-backed facilities	36.6	38.1	37.1
Other unsecured credit facilities	3.0	2.5	2.7
Ford corporate credit facility allocation	3.0	—	—
Total liquidity sources	$54.3	$59.1	$52.2

Utilization of Liquidity (a)
Securitization cash and restricted cash	$(3.6)	$(3.9)	$(3.9)
Committed asset-backed facilities	(17.3)	(16.7)	(12.5)
Other unsecured credit facilities	(0.8)	(0.5)	(1.0)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(21.7)	$(21.1)	$(17.4)

Gross liquidity	$32.6	$38.0	$34.8
Asset-backed capacity in excess of eligible receivables and other adjustments	0.4	(2.6)	(2.8)
Net liquidity available for use	$33.0	$35.4	$32.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2021, Ford Credit’s net liquidity available for use was $32 billion, $3.4 billion lower than year-end 2020. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At December 31, 2021, Ford Credit’s liquidity sources totaled $52.2 billion, down $6.9 billion from year-end 2020.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below, the “Material Cash Requirements” section in “Liquidity and Capital Resources - Company excluding Ford Credit” above, and Note 19 of the Notes to the Financial Statements). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Balance Sheet Liquidity Profile. Ford Credit defines its balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments and allowance for credit losses, of its finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Ford Credit’s balance sheet is inherently liquid because of the short-term nature of its finance receivables, investment in operating leases, and cash. Ford Credit ensures its cumulative debt maturities have a longer tenor than its cumulative asset maturities. This positive maturity profile is intended to provide Ford Credit with additional liquidity after all of its assets have been funded and is in addition to liquidity available to protect for stress scenarios.

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2022	2023	2024	2025 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$92	$113	$135
Total debt (b)	53	76	92	118
Memo: Unsecured long-term debt maturities	14	11	11	22
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2021, Ford Credit had $135 billion of assets, $74 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage and managed leverage (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Leverage Calculation
Debt	$140.0	$137.7	$117.7
Adjustments for cash	(11.7)	(18.5)	(12.4)
Adjustments for derivative accounting (a)	(0.5)	(1.5)	(0.4)
Total adjusted debt	$127.8	$117.7	$104.9

Equity (b)	$16.4	$15.6	$12.4
Adjustments for derivative accounting (a)	—	0.1	0.1
Total adjusted equity	$16.4	$15.7	$12.5

Financial statement leverage (to 1) (GAAP) (c)	8.5	8.8	9.5
Managed leverage (to 1) (Non-GAAP) (c)	7.8	7.5	8.4
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

Ford Credit plans its managed leverage by considering market conditions and the risk characteristics of its business. At December 31, 2020 and 2021, Ford Credit’s financial statement leverage was 8.8:1 and 9.5:1, respectively, and managed leverage was 7.5:1 and 8.4:1, respectively. Ford Credit targets managed leverage in the range of 8:1 to 9:1.

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
•Minimize the volatility of the value of our pension assets relative to pension obligations and ensure assets are sufficient to pay plan benefits; and
•Evaluate strategic actions to reduce pension liabilities, such as plan design changes, curtailments, or settlements

	2020	2021	2021 H / (L) 2020
Pension Funded Status ($B)
U.S. Plans	$(0.7)	$1.0	$1.7
Non-U.S. Plans	(6.0)	(1.3)	4.7
Total Global Pension	$(6.7)	$(0.3)	$6.4

Year-End Discount Rate (Weighted Average)
U.S. Plans	2.56%	2.91%	0.35 ppts
Non-U.S. Plans	1.23%	1.75%	0.52 ppts

Actual Asset Returns
U.S. Plans	16.44%	2.82%	(13.62) ppts
Non-U.S. Plans	10.96%	2.69%	(8.27) ppts

Pension - Funded Plans Only ($B)
Funded Status	$0.3	$5.8	$5.5
Contributions for Funded Plans	0.6	0.8	0.2

Worldwide, our defined benefit pension plans were underfunded by $0.3 billion at December 31, 2021, an improvement of $6.4 billion from December 31, 2020, primarily reflecting the impact of higher discount rates and continued strong asset performance relative to changes in discount rates. Of the $0.3 billion underfunded status at year-end 2021, our funded plans were $5.8 billion overfunded and our unfunded plans were $6.1 billion underfunded. These unfunded plans are “pay as you go” with benefits paid from Company cash and primarily include certain plans in Germany and U.S. defined benefit plans for senior management.

The fixed income mix was 81% in our U.S. plans and 83% in our non-U.S. plans at year-end 2021.

In 2021, we contributed $773 million to our global funded pension plans, an increase of $203 million compared with 2020. During 2022, we expect to contribute between $600 million and $800 million of cash to our global funded pension plans. We also expect to make about $390 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. plans in 2022. Our global funded plans remain fully funded in aggregate, demonstrating the effectiveness of our de-risking strategy and our commitment to a strong balance sheet.

For a detailed discussion of our pension plans, refer to the “Critical Accounting Estimates - Pensions and Other Postretirement Employee Benefits” section of Item 7 of Part II of our 2021 Form 10-K Report and Note 17 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax rolling four quarter average. The following table contains the calculation of our ROIC for the years shown (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$—	$(1.3)	$17.9
Add: Noncontrolling interest	—	—	—
Less: Income tax	0.7	(0.2)	0.1
Add: Cash tax	(0.6)	(0.4)	(0.6)
Less: Interest on debt	(1.0)	(1.6)	(1.8)
Less: Total pension / OPEB income / (cost)	(2.6)	(1.0)	4.9
Add: Pension / OPEB service costs	(1.0)	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$1.4	$0.1	$13.0
Less: Special items (excl. pension / OPEB) pre-tax	(3.3)	(0.4)	5.9
Adjusted net operating profit/(loss) after cash tax	$4.7	$0.5	$7.1

Invested Capital
Equity	$33.2	$30.8	$48.6
Redeemable noncontrolling interest	—	—	—
Debt (excl. Ford Credit)	15.3	24.0	20.4
Net pension and OPEB liability	12.9	13.3	6.4
Invested capital (end of period)	$61.4	$68.1	$75.4
Average invested capital	$61.7	$70.7	$72.1

ROIC (a)	2.2%	0.1%	18.0%
Adjusted ROIC (Non-GAAP) (b)	7.6%	0.7%	9.8%
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021:

•On November 18, 2021, S&P affirmed the credit ratings for Ford and Ford Credit at BB+ and revised the outlook for each to positive, from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Stable	BB (high)	R-4	Stable	BBB (low)
Fitch	BB+	BB+	Stable	BB+	B	Stable	BBB-
Moody’s	N/A	Ba2	Stable	Ba2	NP	Stable	Baa3
S&P	BB+	BB+	Positive	BB+	B	Positive	BBB-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
OUTLOOK

We provided 2022 Company guidance in our earnings release furnished on Form 8-K dated February 3, 2022.  The guidance is based on our expectations as of February 3, 2022, and assumes no material change in the current economic environment, including foreign exchange and tariffs. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of Part I.

2022 Guidance
Total Company
Adjusted EBIT (a)	$11.5 - $12.5 billion
Adjusted Free Cash Flow (a)	$5.5 - $6.5 billion
Capital spending	$7.0 - $8.0 billion
Pension contributions	$0.6 - $0.8 billion
Global Redesign EBIT charges	$1.8 - $2.4 billion
Global Redesign cash effects	$2.0 - $2.5 billion
Ford Credit
EBT	Strong but lower than 2021
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

Our outlook for 2022 assumes the following operating environment:

•Supply constraints will remain fluid reflecting a variety of factors, including semiconductor availability and COVID-19 impacts
•Wholesales are expected to be up about 10% - 15% year over year
•Pricing environment is expected to remain strong, although the interplay between volume and pricing will be dynamic
•Inflationary pressures will impact a broad range of costs
•Commodity costs will be $1.5 - $2.0 billion higher year over year

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
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors, or raw materials can disrupt Ford’s production of vehicles;
•Ford’s long-term competitiveness depends on the successful execution of Ford+;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;
•Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions;
•Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, capacity limitations, or other factors;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;
•Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries;
•Ford’s near-term results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
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
•Inflationary pressure and fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results;
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
•Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise;
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

We use both generally accepted accounting principles (“GAAP”) and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. The non-GAAP measures listed below are intended to be considered by users as supplemental information to their equivalent GAAP measures, to aid investors in better understanding our financial results. We believe that these non-GAAP measures provide useful perspective on underlying operating results and trends, and a means to compare our period-over-period results. These non-GAAP measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP measures may not be the same as similarly titled measures used by other companies due to possible differences in method and in items or events being adjusted.

•Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income/(Loss) Attributable to Ford) – Earnings before interest and taxes (EBIT) excludes interest on debt (excl. Ford Credit Debt), taxes, and pre-tax special items. This non-GAAP measure is useful to management and investors because it focuses on underlying operating results and trends, and improves comparability of our period-over-period results. Our management ordinarily excludes special items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Our categories of pre-tax special items and the applicable significance guideline for each item (which may consist of a group of items related to a single event or action) are as follows:

Pre-Tax Special Item	Significance Guideline
∘ Pension and OPEB remeasurement gains and losses	∘ No minimum

∘ Gains and losses on investments in equity securities	∘ No minimum

∘ Personnel expenses, dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix	∘ Generally $100 million or more

∘ Other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities	∘ $500 million or more for individual field service actions; generally $100 million or more for other items

When we provide guidance for adjusted EBIT, we do not provide guidance on a net income basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty, including gains and losses on pension and OPEB remeasurements and on investments in equity securities.

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

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	2019	2020	2021

Net income/(loss) attributable to Ford (GAAP)	$47	$(1,279)	$17,937
Income/(Loss) attributable to noncontrolling interests	37	3	(27)
Net income/(loss)	$84	$(1,276)	$17,910
Less: (Provision for)/Benefit from income taxes (a)	724	(160)	130
Income/(Loss) before income taxes	$(640)	$(1,116)	$17,780
Less: Special items pre-tax	(5,877)	(2,003)	9,583
Income/(Loss) before special items pre-tax	$5,237	$887	$8,197
Less: Interest on debt	(1,020)	(1,649)	(1,803)
Adjusted EBIT (Non-GAAP)	$6,257	$2,536	$10,000

Memo:
Revenue ($B)	$155.9	$127.1	$136.3
Net income/(loss) margin (%)	—%	(1.0)%	13.2%
Adjusted EBIT margin (%)	4.0%	2.0%	7.3%
_________
(a)2021 includes the recognition of net deferred tax assets and changes in our valuation allowances, offset by tax consequences of unrealized gains on marketable securities.

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	2019	2020	2021
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$47	$(1,279)	$17,937
Less: Impact of pre-tax and tax special items	(4,579)	(2,724)	11,507
Less: Noncontrolling interests impact of Russia restructuring	(35)	—	—
Adjusted net income/(loss) - Diluted (Non-GAAP)	$4,661	$1,445	$6,430

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,972	3,973	3,991
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	32	29	43
Diluted shares	4,004	4,002	4,034

Earnings/(Loss) per share - diluted (GAAP) (a)	$0.01	$(0.32)	$4.45
Less: Net impact of adjustments	(1.15)	(0.68)	2.86
Adjusted earnings per share - diluted (Non-GAAP)	$1.16	$0.36	$1.59
_________
(a)The 2020 calculation excludes the 29 million shares of net dilutive options, unvested restricted stock units, and restricted stock due to their antidilutive effect.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	2019	2020	2021
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(640)	$(1,116)	$17,780
Less: Impact of special items	(5,877)	(2,003)	9,583
Adjusted earnings before taxes (Non-GAAP)	$5,237	$887	$8,197

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$724	$(160)	$130
Less: Impact of special items (a)	1,298	(721)	1,924
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(574)	$561	$(1,794)

Tax Rate (%)
Effective tax rate (GAAP)	113.1%	(14.3)%	(0.7)%
Adjusted effective tax rate (Non-GAAP)	11.0%	(63.2)%	21.9%
_________
(a)2020 includes the establishment of valuation allowances against primarily U.S. tax credits. 2021 includes the recognition of net deferred tax assets and changes in our valuation allowances, offset by tax consequences of unrealized gains on marketable securities.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	2019	2020	2021

Net cash provided by/(used in) operating activities (GAAP)	$17,639	$24,269	$15,787

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows (a)	$11,531	$21,592	$15,293
Funded pension contributions	(730)	(570)	(773)
Global Redesign (including separations)	(911)	(503)	(1,935)
Ford Credit tax payments/(refunds) under tax sharing agreement (a)	391	477	15
Other, net	(77)	(583)	(341)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(7,580)	$(5,702)	$(6,183)
Ford Credit distributions (a)	2,900	3,290	7,500
Settlement of derivatives	107	(171)	(255)
Company adjusted free cash flow (Non-GAAP) (a)	$2,862	$1,273	$4,590
__________
(a)Prior period amounts have been updated as a result of the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. For additional information, see Note 3 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Net Receivables Reconciliation to Managed Receivables ($B)

	2019	2020	2021

Ford Credit finance receivables, net (GAAP) (a)	$107.4	$97.7	$83.8
Net investments in operating leases (GAAP) (a)	27.6	26.6	25.2
Consolidating adjustments (b)	7.0	7.4	8.5
Total net receivables	$142.0	$131.7	$117.5

Held-for-sale receivables (GAAP)	$1.5	$—	$—
Ford Credit unearned interest supplements and residual support	6.7	6.5	4.6
Allowance for credit losses	0.5	1.3	0.9
Other, primarily accumulated supplemental depreciation	1.0	1.0	0.4
Total managed receivables (Non-GAAP)	$151.7	$140.5	$123.4
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
2021 SUPPLEMENTAL INFORMATION

The tables below provide supplemental consolidating financial information and other financial information. Company excluding Ford Credit includes our Automotive and Mobility reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the Year Ended December 31, 2021
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$13,403	$4,507	$—	$17,910
Depreciation and tooling amortization	5,652	1,666	—	7,318
Other amortization	141	(1,499)	—	(1,358)
Brazil manufacturing exit non-cash charges (excluding accelerated depreciation of $322)	48	—	—	48
(Gains)/Losses on extinguishment of debt	1,692	10	—	1,702
Provision for/(Benefit from) credit and insurance losses	3	(301)	—	(298)
Pension and OPEB expense/(income)	(4,865)	—	—	(4,865)
Equity investment dividends received in excess of (earnings)/losses	120	(4)	—	116
Foreign currency adjustments	406	126	—	532
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(9,174)	15	—	(9,159)
Net (gain)/loss on changes in investments in affiliates	(367)	(1)	—	(368)
Stock compensation	296	9	—	305
Provision for deferred income taxes	(710)	147	—	(563)
Decrease/(Increase) in finance receivables (wholesale and other)	—	7,656	—	7,656
Decrease/(Increase) in intersegment receivables/payables	(662)	662	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,378)	237	—	(1,141)
Decrease/(Increase) in inventory	(1,778)	—	—	(1,778)
Increase/(Decrease) in accounts payable and accrued and other liabilities	187	(223)	—	(36)
Other	(180)	(54)	—	(234)
Interest supplements and residual value support to Ford Credit	(2,340)	2,340	—	—
Net cash provided by/(used in) operating activities	$494	$15,293	$—	$15,787

Cash flows from investing activities
Capital spending	$(6,183)	$(44)	$—	$(6,227)
Acquisitions of finance receivables and operating leases	—	(48,379)	—	(48,379)
Collections of finance receivables and operating leases	—	52,094	—	52,094
Proceeds from sale of business	145	—	—	145
Purchases of marketable securities and other investments	(19,477)	(8,014)	—	(27,491)
Sales and maturities of marketable securities and other investments	22,553	10,676	—	33,229
Settlements of derivatives	(255)	(17)	—	(272)
Other	(354)	—	—	(354)
Investing activity (to)/from other segments	7,478	(146)	(7,332)	—
Net cash provided by/(used in) investing activities	$3,907	$6,170	$(7,332)	$2,745

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(403)	$—	$—	$(403)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(187)	3,460	—	3,273
Proceeds from issuance of long-term debt	4,800	23,101	—	27,901
Payments on long-term debt	(9,904)	(44,260)	—	(54,164)
Other	(42)	(63)	—	(105)
Financing activity to/(from) other segments	146	(7,478)	7,332	—
Net cash provided by/(used in) financing activities	$(5,590)	$(25,240)	$7,332	$(23,498)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(104)	$(128)	$—	$(232)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the Year Ended December 31, 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$126,268	$10,073	$136,341
Total costs and expenses	126,566	5,252	131,818
Operating income/(loss)	(298)	4,821	4,523
Interest expense on Company debt excluding Ford Credit	1,803	—	1,803
Other income/(loss), net	14,868	(135)	14,733
Equity in net income/(loss) of affiliated companies	296	31	327
Income/(Loss) before income taxes	13,063	4,717	17,780
Provision for/(Benefit from) income taxes	(340)	210	(130)
Net income/(loss)	13,403	4,507	17,910
Less: Income/(loss) attributable to noncontrolling interests	(27)	—	(27)
Net income/(loss) attributable to Ford Motor Company	$13,430	$4,507	$17,937

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	December 31, 2021
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,577	$10,963	$—	$20,540
Marketable securities	26,880	2,173	—	29,053
Ford Credit finance receivables, net	—	32,543	—	32,543
Trade and other receivables, net	3,564	7,806	—	11,370
Inventories	12,065	—	—	12,065
Other assets	2,473	952	—	3,425
Receivable from other segments	55	1,333	(1,388)	—
Total current assets	54,614	55,770	(1,388)	108,996

Ford Credit finance receivables, net	—	51,256	—	51,256
Net investment in operating leases	1,194	25,167	—	26,361
Net property	36,915	224	—	37,139
Equity in net assets of affiliated companies	4,422	123	—	4,545
Deferred income taxes	13,606	190	—	13,796
Other assets	13,273	1,669	—	14,942
Receivable from other segments	—	29	(29)	—
Total assets	$124,024	$134,428	$(1,417)	$257,035

Liabilities
Payables	$21,315	$1,034	$—	$22,349
Other liabilities and deferred revenue	17,394	1,292	—	18,686
Company excluding Ford Credit debt payable within one year	3,175	—	—	3,175
Ford Credit debt payable within one year	—	46,517	—	46,517
Payable to other segments	1,388	—	(1,388)	—
Total current liabilities	43,272	48,843	(1,388)	90,727

Other liabilities and deferred revenue	26,393	1,312	—	27,705
Company excluding Ford Credit long-term debt	17,200	—	—	17,200
Ford Credit long-term debt	—	71,200	—	71,200
Deferred income taxes	905	676	—	1,581
Payable to other segments	29	—	(29)	—
Total liabilities	$87,799	$122,031	$(1,417)	$208,413

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At December 31, 2020, total equity attributable to Ford was $30.7 billion, a decrease of $2.5 billion compared with December 31, 2019. At December 31, 2021, total equity attributable to Ford was $48.5 billion, an increase of $17.8 billion compared with December 31, 2020. The detail for the changes is shown below (in billions):

	2020 vs 2019 Increase/ (Decrease)	2021 vs 2020 Increase/ (Decrease)
Net income/(loss)	$(1.3)	$17.9
Shareholder distributions	(0.6)	(0.4)
Other comprehensive income/(loss)	(0.5)	—
Adoption of accounting standards	(0.2)	—
Common stock issued (including share-based compensation impacts)	0.1	0.3
Total	$(2.5)	$17.8

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

Warranties and Field Service Actions

Nature of Estimates Required. We provide base warranties on the products we sell for specific periods of time and/or mileage, which vary depending upon the type of product and the geographic location of its sale. Separately, we also periodically perform field service actions related to safety recalls, emission recalls, and other product campaigns. Pursuant to these warranties and field service actions, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship.  We accrue the estimated cost of both base warranty coverages and field service actions at the time of sale. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance.

Assumptions and Approach Used. We establish our estimate of base warranty obligations using a patterned estimation model. We use historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. We reevaluate our estimate of base warranty obligations on a regular basis. Experience has shown that initial data for any given model year may be volatile; therefore, our process relies on long-term historical averages until sufficient data are available. With actual experience, we use the data to update the historical averages. We then compare the resulting accruals with present spending rates to assess whether the balances are adequate to meet expected future obligations. Based on this data, we update our estimates as necessary.

Field service actions may occur in periods beyond the base warranty coverage period. We establish our estimates of field service action obligations using a patterned estimation model. We use historical information regarding the nature, frequency, severity, and average cost of claims for each model year. We assess our obligation for field service actions on a regular basis using actual claims experience and update our estimates as necessary.

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

Pension Plans

Effect of Actual Results. The year-end 2021 weighted average discount rate was 2.91% for U.S. plans and 1.75% for non-U.S. plans, reflecting increases of 35 and 52 basis points, respectively, compared with year-end 2020. In 2021, the U.S. actual return on assets was 2.82%, which was lower than the expected long-term rate of return of 6.0%. Non-U.S. actual return on assets was 2.69%, which was lower than the expected long-term rate of return of 3.42%. The lower returns are primarily explained by losses on fixed income assets offset by growth asset returns in excess of our growth return assumptions. In total, higher rates and excess growth asset returns, in addition to demographic and other updates, resulted in a net remeasurement gain of $3.5 billion, which has been recognized within net periodic benefit cost and reported as a special item.

For 2022, the expected long-term rate of return on assets is 5.75% for U.S. plans, down 25 basis points from 2021, and 3.29% for non-U.S. plans, down 13 basis points compared with a year ago, reflecting a lower consensus on capital market return expectations from advisors.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. The December 31, 2021 pension funded status and 2022 expense are affected by year-end 2021 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors that generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our obligations and fixed income assets. The table below estimates the effect on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis Point Change	Increase/(Decrease) in December 31, 2021 Funded Status

Factor		U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps	$4,800/$(5,800)	$4,800/$(6,300)
Interest rate - fixed income assets	+/- 100	(4,600)/5,600	(3,300)/4,300
Net impact on funded status		$200/$(200)	$1,500/$(2,000)

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

Interest rates and the expected long-term rate of return on assets have the largest effect on pension expense. These assumptions are generally set at each year-end for expense recorded throughout the following year. The table below estimates the effect on pension expense of a higher/lower assumption for these factors (in millions):

	Basis Point Change	Increase/(Decrease) in 2022 Pension Expense

Factor		U.S. Plans	Non-U.S. Plans
Interest rate - service cost and interest cost	+/- 25 bps	$45/$(50)	$35/$(30)
Expected long-term rate of return on assets	+/- 25	(445)/445	(325)/325

The effect of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to a change in discount rate assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for worldwide OPEB plans at December 31, 2021 was 2.97%, compared with 2.62% at December 31, 2020, resulting in a worldwide net remeasurement gain of $376 million, which has been recognized within net periodic benefit cost and reported as a special item.

Sensitivity Analysis. Discount rates and interest rates have the largest effect on our OPEB obligation and expense. The table below estimates the effect on 2022 OPEB expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis Point Change	(Increase)/Decrease 2021 YE Obligation	Increase/(Decrease) 2022 Expense

Factor
Discount rate - obligation	+/- 100 bps	$675/$(835)	N/A
Interest rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

•Sources of future taxable income. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment; and

•Tax planning strategies. If necessary and available, tax planning strategies could be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

In assessing the realizability of deferred tax assets, we consider the trade-offs between cash preservation and cash outlays to preserve tax credits. In 2021, we reversed $918 million of the previously established U.S. valuation allowance. The reversal primarily reflects a change in our intent to pursue planning actions involving cash outlays to preserve tax credits. We presently believe that global valuation allowances of $1.1 billion are required. We believe that we ultimately will recover the remaining $12.2 billion of deferred tax assets. However, the ultimate realization of our deferred tax assets is subject to a number of variables, including our future profitability within relevant tax jurisdictions, and future tax planning and the related effects on our cash and liquidity position. Accordingly, our valuation allowances may increase or decrease in future periods.

For additional information regarding income taxes, see Note 7 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Impairment of Long-Lived Assets and Goodwill

Asset groups are tested at the level of the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows from other assets or groups of assets. Our asset groups presently are the regional Automotive business units (i.e., North America, South America, Europe, China (including Taiwan), and the International Markets Group), Ford Credit, and the separate legal entities within the Mobility segment. Asset groupings for impairment analysis are reevaluated when events occur, such as changes in organizational structure and management reporting.

Nature of Estimates Required - Held-and-Used Long-Lived Assets. We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends (including a substantial shift in consumer preference), a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that were prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.

Nature of Estimates Required - Goodwill. Goodwill is subject to periodic assessments of impairment. We test goodwill for impairment annually during the fourth quarter, or when an event occurs or circumstances change that indicate the asset may be impaired. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If a qualitative assessment identifies a possible impairment or we impair the assets of a reporting unit, then a quantitative goodwill impairment test is performed. If the carrying value of the reporting unit is above fair value, an impairment loss is recognized in an amount equal to the excess.

Assumptions and Approach Used - Held-and-Used Long-Lived Assets and Goodwill. Fair value of an asset group is determined from the perspective of a market-participant considering, among other things, appropriate discount rates, valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group.

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

•Long-term growth rate. A growth rate is used to calculate the terminal value of the business and is added to the present value of the debt-free interim cash flows. The growth rate is the expected rate at which an asset group’s business unit’s earnings stream is projected to grow beyond the planning period.

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

The market approach is another method for measuring the fair value of a reporting unit or asset group. This approach relies on the market value (i.e., market capitalization) of companies that are engaged in the same or similar line of business as the reporting unit or asset group being evaluated. In addition, to the extent available we also consider third-party valuations that were prepared for other business purposes.

During 2021, we continued to progress our global redesign by reassessing our operations and reducing structural costs. As part of this redesign, in 2020, Ford Brazil committed to a plan to exit manufacturing operations which resulted in the closure of facilities in Camaçari, Taubaté, and Troller in 2021. In addition, in 2021, Ford India, committed to a plan to exit the engine and vehicle manufacturing operations at its facilities in Chennai and its vehicle manufacturing operation at its facility in Sanand. Ford India ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and will cease engine and vehicle manufacturing in Chennai by the second quarter of 2022.

Against this backdrop, we determined that there were triggering events related to our South America and International Markets Group (“IMG”) business units. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, as well as third-party valuations of certain long-lived assets. We determined that the carrying values of the long-lived assets were recoverable in these business units at December 31, 2021. Although no impairment was required, the carrying values of the long-lived assets in Brazil and India were reduced by accelerated depreciation that was triggered at the point of decision to cease manufacturing operations prior to the end of their estimated useful lives. If in future quarters our economic or business projections were to change as a result of our plans or changes in the economic or business environment, there was a significant adverse change in the extent or manner in which a long-lived asset is being used, or there was a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.

In our Mobility segment, goodwill of $102 million related to two investments was fully impaired during the second half of 2021 based on external market indicators evaluated for other business purposes.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Probability of default (lifetime)	+/- 100 bps	$200/$(200)
Loss given default	+/- 100	10/(10)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. A change in the assumption for an auction value will impact Ford Credit’s estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+/- 100 bps	$(20)/$20
Return volumes	+/- 100	5/(5)

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

ASU		Effective Date (a)
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors – Certain Leases with Variable Lease Payments	January 1, 2022
2021-10	Government Assistance: Disclosures by Business Entities about Government Assistance	January 1, 2022
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2023
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2023
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

These risks affect our Automotive and Ford Credit segments differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and the committee includes our Controller and Treasurer.

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

We are exposed to a variety of risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through the purchase of commercial insurance that is designed to protect us above our self-insured retentions against events that could generate significant losses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of December 31, 2021, was a liability of $253 million, compared with a liability of $487 million as of December 31, 2020. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.2 billion at December 31, 2021, compared with $2.5 billion at December 31, 2020. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, some of our exposures offset and foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 20 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

Commodity Price Risk. Commodity price risk is the possibility that our financial results could be worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). As we transition to a greater mix of battery electric vehicles, we expect to increase our reliance on lithium, cobalt, and nickel for batteries. Accordingly, our practice is to use derivative instruments to hedge the price risk with respect to forecasted purchases of certain commodities that we can economically hedge (primarily base metals and precious metals) and consistent with our overall risk management strategy. In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts). The extent to which we hedge is also impacted by our ability to achieve designated hedge accounting.

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2021, was an asset of $220 million, compared with an asset of $105 million as of December 31, 2020. The potential change in the fair value from a 10% change in the underlying commodity prices would be $215 million at December 31, 2021, compared with $141 million at December 31, 2020. The sensitivity analysis presented is hypothetical and assumes commodity price changes are instantaneous and adverse across all commodities. In reality, commodity prices move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure.

In addition, our purchasing organization (with guidance from the GRMC, as appropriate) negotiates contracts for the continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing commodity price risk.

Interest Rate Risk. Interest rate risk relates to the loss we could incur in our Company cash investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2021, Company cash consisted of $10.6 billion of Rivian marketable securities and $26.0 billion of cash in our investment portfolios, compared to $30.8 billion of Company cash at December 31, 2020. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing the cash in our investment portfolios, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by $250 million, as calculated as of December 31, 2021. This compares to $250 million, as calculated as of December 31, 2020. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Ford Credit’s interest rate risk management objective is to reduce volatility in its cash flows and volatility in its economic value from changes in interest rates based on an established risk tolerance that may vary by market. Ford Credit uses economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. It then enters into interest rate swaps to convert portions of its floating-rate debt to fixed or its fixed-rate debt to floating to ensure that Ford Credit’s exposure falls within the established tolerances. Ford Credit also uses pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with Ford Credit’s interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Interest rate swaps are placed to maintain exposure within approved thresholds and the Asset-Liability Committee reviews the re-pricing mismatch monthly.

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

Pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2020	2021
One percentage point instantaneous increase in interest rates	$(3)	$(76)
One percentage point instantaneous decrease in interest rates (a)	3	76
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2021, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments was an asset of $553 million and $2.1 billion at December 31, 2021 and 2020, respectively.

TRANSITION FROM LIBOR TO ALTERNATIVE REFERENCE RATES

We and our affiliates, including Ford Credit, have been working to transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and are no longer utilizing LIBOR for new contracts.

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

ITEM 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 106 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Proposal 1. Election of Directors,” “Corporate Governance – Beneficial Stock Ownership,” and “Corporate Governance – Delinquent Section 16(a) Reports” in our Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement. The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance – Board Committee Functions,” “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation,” and “Proposal 1. Election of Directors” in our Proxy Statement. The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement. The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics” in our Proxy Statement. In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address. Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation in 2021,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2021,” “Outstanding Equity Awards at 2021 Fiscal Year-End,” “Option Exercises and Stock Vested in 2021,” “Pension Benefits in 2021,” “Nonqualified Deferred Compensation in 2021,” “Potential Payments Upon Termination or Change-in-Control,” and “Pay Ratio.”

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

The following are contained in this 2021 Form 10-K Report:

•Report of Independent Registered Public Accounting Firm.

•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2020, and 2021.

•Consolidated Income Statements for the years ended December 31, 2019, 2020, and 2021.

•Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2020, and 2021.

•Consolidated Balance Sheets at December 31, 2020 and 2021.

•Consolidated Statements of Equity for the years ended December 31, 2019, 2020, and 2021.

•Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 106 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description
Schedule II	Valuation and Qualifying Accounts for the years ended 2019, 2020, and 2021

Schedule II is filed as part of this Report and is set forth on page 177 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3-A-1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3-B	By-laws.	Filed as Exhibit 3.1 to our Form 8-K filed on July 9, 2021. (a)
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012. (a)
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 11, 2015. (a)
Exhibit 4-A-3	Amendment No. 3 to TBPP dated September 13, 2018.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 14, 2018. (a)
Exhibit 4-A-4	Amendment No. 4 to TBPP dated September 9, 2021.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 10, 2021. (a)
Exhibit 4-B	Description of Securities.	Filed with this Report.
Exhibit 10-A	Executive Separation Allowance Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012. (b)	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors (b)	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)

Designation	Description	Method of Filing
Exhibit 10-D	Benefit Equalization Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-E	Description of financial counseling services provided to certain executives. (b)	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2019. (a)
Exhibit 10-F	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of July 9, 2020. (b)	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. (a)
Exhibit 10-G	Description of Director Compensation as of July 13, 2006. (b)	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. (a)
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012. (b)	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013. (b)	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-G-3	Amendment to Description of Director Compensation as of January 1, 2017. (b)	Filed as Exhibit 10-G-3 to our Annual Report on Form 10-K for the year ended December 31, 2016. (a)
Exhibit 10-H	2008 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (a)
Exhibit 10-I	Description of Vehicle Evaluation Program for Non-Executive Directors. (b)	Filed with this Report.
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity. (b)	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992. (a)
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance. (b)	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-L	Agreement between Ford Motor Company and Jon M. Huntsman, Jr. dated April 12, 2021. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. (a)
Exhibit 10-M	Offer Letter to Michael Amend dated August 16, 2021. (b)	Filed with this Report.
Exhibit 10-N	Offer Letter to Doug Field dated August 26, 2021. (b)	Filed with this Report.
Exhibit 10-O	Agreement between Ford Motor Company and James D. Farley, Jr. dated August 3, 2020. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. (a)
Exhibit 10-P	Select Retirement Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-Q	Deferred Compensation Plan, as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-Q-1	Suspension of Open Enrollment in Deferred Compensation Plan. (b)	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009. (a)
Exhibit 10-R	Annual Incentive Compensation Plan, as amended and restated effective as of January 19, 2022. (b)	Filed with this Report.
Exhibit 10-R-1	Annual Incentive Compensation Plan Metrics for 2020. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. (a)
Exhibit 10-R-2	Annual Incentive Compensation Plan Metrics for 2021. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. (a)
Exhibit 10-R-3	Performance-Based Restricted Stock Unit Metrics for 2018. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. (a)
Exhibit 10-R-4	Performance-Based Restricted Stock Unit Metrics for 2019. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. (a)
Exhibit 10-R-5	Performance-Based Restricted Stock Unit Metrics for 2020. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. (a)
Exhibit 10-R-6	Performance-Based Restricted Stock Unit Metrics for 2021. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. (a)
Exhibit 10-R-7	Executive Compensation Recoupment Policy. (b)	Filed as Exhibit 10-N-8 to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-R-8	Incremental Bonus Description. (b)	Filed as Exhibit 10-N-9 to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-S	2018 Long-Term Incentive Plan. (b)	Filed as Exhibit 4.1 to Registration Statement No. 333-226348. (a)
Exhibit 10-S-1	Form of Stock Option Terms and Conditions for Long-Term Incentive Plan. (b)	Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. (a)
Exhibit 10-S-2	Form of Stock Option Agreement for Long-Term Incentive Plan. (b)	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-3	Form of Stock Option Agreement (ISO) for Long-Term Incentive Plan. (b)	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-4	Form of Stock Option Agreement (U.K. NQO) for Long-Term Incentive Plan. (b)	Filed as Exhibit 10-P-5 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)

Designation	Description	Method of Filing
Exhibit 10-S-5	Form of Stock Option (U.K.) Terms and Conditions for Long-Term Incentive Plan. (b)	Filed as Exhibit 10-R-5 to our Annual Report on Form 10-K for the year ended December 31, 2020. (a)
Exhibit 10-S-6	Form of Restricted Stock Grant Letter. (b)	Filed as Exhibit 10-P-7 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-7	Form of Final Award Notification Letter for Performance-Based Restricted Stock Units. (b)	Filed as Exhibit 10-P-8 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-8	Form of Annual Equity Grant Letter V.1. (b)	Filed as Exhibit 10-P-9 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-9	Form of Annual Equity Grant Letter V.2. (b)	Filed as Exhibit 10-P-10 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-10	Form of Long-Term Incentive Plan Restricted Stock Unit Agreement. (b)	Filed as Exhibit 10-P-11 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-11	Form of Long-Term Incentive Plan Retention Restricted Stock Unit Agreement (b)	Filed with this Report.
Exhibit 10-S-12	Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions. (b)	Filed as Exhibit 10-P-12 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-13	Form of Final Award Agreement for Performance-Based Restricted Stock Units under Long-Term Incentive Plan. (b)	Filed as Exhibit 10-P-13 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-14	Form of Final Award Terms and Conditions for Performance-Based Restricted Stock Units under Long-Term Incentive Plan. (b)	Filed as Exhibit 10-P-14 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-S-15	Form of Notification Letter for Time-Based Restricted Stock Units. (b)	Filed as Exhibit 10-P-15 to our Annual Report on Form 10-K for the year ended December 31, 2017. (a)
Exhibit 10-T	Agreement dated January 13, 1999 between Ford Motor Company and Edsel B. Ford II. (b)	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998. (a)
Exhibit 10-T-1	Amendment dated May 5, 2010 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. (a)
Exhibit 10-T-2	Amendment dated January 1, 2012 to the Consulting Agreement between Ford Motor Company and Edsel B. Ford II. (b)	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-U	Second Amended and Restated Relationship Agreement dated March 19, 2020 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to our Current Report on Form 8-K filed March 19, 2020. (a)
Exhibit 10-V	Description of Company Practices regarding Club Memberships for Executives. (b)	Filed with this Report.
Exhibit 10-W	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009. (a)
Exhibit 10-W-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012. (a)
Exhibit 10-W-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. (a)
Exhibit 10-W-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (a)
Exhibit 10-W-4	Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015. (a)
Exhibit 10-W-5	Twelfth Amendment dated as of April 29, 2016 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 29, 2016. (a)
Exhibit 10-W-6	Thirteenth Amendment dated as of April 28, 2017 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 28, 2017. (a)
Exhibit 10-W-7	Fourteenth Amendment dated as of April 26, 2018 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 26, 2018. (a)

Designation	Description	Method of Filing
Exhibit 10-W-8	Fifteenth Amendment dated as of April 23, 2019 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-W-9	Sixteenth Amendment dated as of July 27, 2020 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-W-10	Seventeenth Amendment dated as of March 16, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-W-11	Eighteenth Amendment dated as of September 29, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, and as further amended, including the Fourth Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-X	Revolving Credit Agreement dated as of April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-X-1	First Amendment dated July 27, 2020 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-X-2	Second Amendment dated March 16, 2021 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-X-3	Third Amendment dated September 29, 2021 to the Revolving Credit Agreement dated April 23, 2019, and as further amended, including the First Amended and Restated Revolving Credit Agreement.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-Y	Term Loan Credit Agreement dated as of April 23, 2019.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-Z	Loan Arrangement and Reimbursement Agreement between Ford Motor Company and the U.S. Department of Energy dated as of September 16, 2009.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2009. (a)
Exhibit 10-AA	Note Purchase Agreement dated as of September 16, 2009 among the Federal Financing Bank, Ford Motor Company, and the U.S. Secretary of Energy.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 22, 2009. (a)
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2022.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(c)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(c)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(c)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(c)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(c)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(c)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101).	(c)
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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	February 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

/s/ WILLIAM CLAY FORD, JR.	Director, Chair of the Board, Executive Chair, Chair of the Office of the Chair and Chief Executive, and Chair of the Finance Committee	February 3, 2022
William Clay Ford, Jr.

/s/ JAMES D. FARLEY, JR.	Director, President and Chief Executive Officer	February 3, 2022
James D. Farley, Jr.	(principal executive officer)

KIMBERLY A. CASIANO*	Director	February 3, 2022
Kimberly A. Casiano

ANTHONY F. EARLEY, JR.*	Director and Chair of the Compensation, Talent and Culture Committee	February 3, 2022
Anthony F. Earley, Jr.

ALEXANDRA FORD ENGLISH*	Director	February 3, 2022
Alexandra Ford English

HENRY FORD III*	Director	February 3, 2022
Henry Ford III

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability, Innovation and Policy Committee	February 3, 2022
William W. Helman IV

/s/ JON M. HUNTSMAN, JR.	Director, Vice Chair, Policy	February 3, 2022
Jon M. Huntsman, Jr.

WILLIAM E. KENNARD*	Director and Chair of the Nominating and Governance Committee	February 3, 2022
William E. Kennard

JOHN C. MAY II*	Director	February 3, 2022
John C. May II

BETH E. MOONEY*	Director	February 3, 2022
Beth E. Mooney

LYNN VOJVODICH RADAKOVICH*	Director	February 3, 2022
Lynn Vojvodich Radakovich

Signature	Title	Date

JOHN L. THORNTON*	Director	February 3, 2022
John L. Thornton

JOHN B. VEIHMEYER*	Director and Chair of the Audit Committee	February 3, 2022
John B. Veihmeyer

JOHN S. WEINBERG*	Director	February 3, 2022
John S. Weinberg

/s/ JOHN T. LAWLER	Chief Financial Officer	February 3, 2022
John T. Lawler	(principal financial officer)

/s/ CATHY O’CALLAGHAN	Controller	February 3, 2022
Cathy O’Callaghan	(principal accounting officer)

*By: /s/ JONATHAN E. OSGOOD		February 3, 2022
Jonathan E. Osgood
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ford Motor Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Ford Credit Consumer Finance Receivables Allowance for Credit Losses

As described in Note 10 to the consolidated financial statements, the Company had consumer finance receivables of $73,446 million, for which a consumer allowance for credit losses of $903 million was recorded as of December 31, 2021. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

The principal considerations for our determination that performing procedures relating to the Ford Credit consumer finance receivables allowance for credit losses is a critical audit matter are (i) the significant judgment by management in determining the consumer finance receivables allowance for credit losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the probability of default and loss given default assumptions and management’s judgment regarding qualitative factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of the consumer finance receivables allowance for credit losses. These procedures also included, among others (i) testing management’s process for determining the consumer finance receivables allowance for credit losses; (ii) evaluating the appropriateness of the models used to determine the allowance; (iii) evaluating the reasonableness of the probability of default and loss given default assumptions; (iv) testing the data used in the models; and (v) evaluating the reasonableness of management’s judgment regarding qualitative factors related to economic uncertainty, observable changes in portfolio performance, and other relevant factors. Professionals with specialized skill and knowledge were used to assist in performing the procedures described in (i) through (v).

Warranty and Field Service Actions Accrual (United States)

As described in Note 25 to the consolidated financial statements, the Company had an accrual for estimated future warranty and field service action costs, net of estimated supplier recoveries (“warranty accrual”), of $8,451 million as of December 31, 2021, of which the United States comprises a significant portion. Management accrues the estimated cost of both base warranty coverages and field service actions at the time of sale. Management establishes their estimate of base warranty obligations using a patterned estimation model, using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Management establishes their estimates of field service action obligations using a patterned estimation model, using historical information regarding the nature, frequency, severity, and average cost of claims for each model year. Management reevaluates the adequacy of their accruals on a regular basis.

The principal considerations for our determination that performing procedures relating to the warranty accrual for the United States is a critical audit matter are (i) the significant judgment by management in the estimation of the accrual and development of the patterned estimation model; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the estimation model and significant assumptions related to the frequency and average cost of claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the estimate of the warranty accrual for the United States. These procedures also included, among others, evaluating the reasonableness of significant assumptions used by management to develop the warranty accrual for the United States, related to the frequency and average cost of claims, in part by considering the historical experience of the Company. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the model as well as the reasonableness of significant assumptions related to the frequency and average cost of claims.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 3, 2022

We have served as the Company’s auditor since 1946.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net income/(loss)	$84	$(1,276)	$17,910
Depreciation and tooling amortization (Note 12 and Note 13)	9,689	8,751	7,318
Other amortization	(1,199)	(1,294)	(1,358)
Held-for-sale impairment charges (Note 21)	804	23	—
Brazil manufacturing exit non-cash charges (excluding accelerated depreciation of $145 and $322) (Note 21)	—	1,159	48
(Gains)/Losses on extinguishment of debt (Note 5 and Note 19)	55	1	1,702
Provision for/(Benefit from) credit and insurance losses	413	929	(298)
Pension and other post-retirement employee benefits (“OPEB”) expense/(income) (Note 17)	2,625	1,027	(4,865)
Equity investment dividends received in excess of (earnings)/losses	203	130	116
Foreign currency adjustments	(54)	(420)	532
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(139)	(315)	(9,159)
Net (gain)/loss on changes in investments in affiliates (Note 5)	(29)	(3,446)	(368)
Stock compensation (Note 6)	228	199	305
Provision for deferred income taxes	(1,370)	(269)	(563)
Decrease/(Increase) in finance receivables (wholesale and other)	1,554	12,104	7,656
Decrease/(Increase) in accounts receivable and other assets	(816)	(63)	(1,141)
Decrease/(Increase) in inventory	206	148	(1,778)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,260	6,809	(36)
Other	125	72	(234)
Net cash provided by/(used in) operating activities	17,639	24,269	15,787

Cash flows from investing activities
Capital spending	(7,632)	(5,742)	(6,227)
Acquisitions of finance receivables and operating leases	(55,576)	(55,901)	(48,379)
Collections of finance receivables and operating leases	50,182	48,746	52,094
Proceeds from sale of business (Note 22)	—	1,340	145
Purchases of marketable securities and other investments	(17,472)	(39,624)	(27,491)
Sales and maturities of marketable securities and other investments	16,929	32,395	33,229
Settlements of derivatives	(114)	(323)	(272)
Other	(38)	494	(354)
Net cash provided by/(used in) investing activities	(13,721)	(18,615)	2,745

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(2,389)	(596)	(403)
Purchases of common stock	(237)	—	—
Net changes in short-term debt	(1,384)	(2,291)	3,273
Proceeds from issuance of long-term debt	47,604	65,900	27,901
Payments of long-term debt	(46,497)	(60,514)	(54,164)
Other	(226)	(184)	(105)
Net cash provided by/(used in) financing activities	(3,129)	2,315	(23,498)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	45	225	(232)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$834	$8,194	$(5,198)

Cash, cash equivalents, and restricted cash at beginning of period (Note 9)	$16,907	$17,741	$25,935
Net increase/(decrease) in cash, cash equivalents, and restricted cash	834	8,194	(5,198)
Cash, cash equivalents, and restricted cash at end of period (Note 9)	$17,741	$25,935	$20,737

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the years ended December 31,
	2019	2020	2021
Revenues
Automotive	$143,604	$115,894	$126,150
Ford Credit	12,260	11,203	10,073
Mobility	36	47	118
Total revenues (Note 4)	155,900	127,144	136,341

Costs and expenses
Cost of sales	134,693	112,752	114,651
Selling, administrative, and other expenses	11,161	10,193	11,915
Ford Credit interest, operating, and other expenses	9,472	8,607	5,252
Total costs and expenses	155,326	131,552	131,818
Operating income/(loss)	574	(4,408)	4,523
Interest expense on Company debt excluding Ford Credit	1,020	1,649	1,803
Other income/(loss), net (Note 5 and Note 22)	(226)	4,899	14,733
Equity in net income/(loss) of affiliated companies	32	42	327
Income/(Loss) before income taxes	(640)	(1,116)	17,780
Provision for/(Benefit from) income taxes (Note 7)	(724)	160	(130)
Net income/(loss)	84	(1,276)	17,910
Less: Income/(Loss) attributable to noncontrolling interests	37	3	(27)
Net income/(loss) attributable to Ford Motor Company	$47	$(1,279)	$17,937

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)	$0.01	$(0.32)	$4.49
Diluted income/(loss)	0.01	(0.32)	4.45

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,972	3,973	3,991
Diluted shares	4,004	3,973	4,034

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2019	2020	2021
Net income/(loss)	$84	$(1,276)	$17,910
Other comprehensive income/(loss), net of tax (Note 23)
Foreign currency translation	174	(901)	43
Marketable securities	130	85	(175)
Derivative instruments	(689)	222	73
Pension and other postretirement benefits	23	27	18
Total other comprehensive income/(loss), net of tax	(362)	(567)	(41)
Comprehensive income/(loss)	(278)	(1,843)	17,869
Less: Comprehensive income/(loss) attributable to noncontrolling interests	37	2	(23)
Comprehensive income/(loss) attributable to Ford Motor Company	$(315)	$(1,845)	$17,892

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	December 31, 2021
ASSETS
Cash and cash equivalents (Note 9)	$25,243	$20,540
Marketable securities (Note 9)	24,718	29,053
Ford Credit finance receivables, net of allowance for credit losses of $394 and $282 (Note 10)	42,401	32,543
Trade and other receivables, less allowances of $84 and $48	9,993	11,370
Inventories (Note 11)	10,808	12,065
Other assets	3,581	3,425
Total current assets	116,744	108,996
Ford Credit finance receivables, net of allowance for credit losses of $911 and $643 (Note 10)	55,277	51,256
Net investment in operating leases (Note 12)	27,951	26,361
Net property (Note 13)	37,083	37,139
Equity in net assets of affiliated companies (Note 14)	4,901	4,545
Deferred income taxes (Note 7)	12,423	13,796
Other assets	12,882	14,942
Total assets	$267,261	$257,035
LIABILITIES
Payables	$22,204	$22,349
Other liabilities and deferred revenue (Note 16 and Note 25)	23,645	18,686
Debt payable within one year (Note 19)
Company excluding Ford Credit	1,374	3,175
Ford Credit	49,969	46,517
Total current liabilities	97,192	90,727
Other liabilities and deferred revenue (Note 16 and Note 25)	28,379	27,705
Long-term debt (Note 19)
Company excluding Ford Credit	22,633	17,200
Ford Credit	87,708	71,200
Deferred income taxes (Note 7)	538	1,581
Total liabilities	236,450	208,413
EQUITY
Common Stock, par value $0.01 per share (4,050 million shares issued of 6 billion authorized)	40	40
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,290	22,611
Retained earnings	18,243	35,769
Accumulated other comprehensive income/(loss) (Note 23)	(8,294)	(8,339)
Treasury stock	(1,590)	(1,563)
Total equity attributable to Ford Motor Company	30,690	48,519
Equity attributable to noncontrolling interests	121	103
Total equity	30,811	48,622
Total liabilities and equity	$267,261	$257,035

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 24 for additional information on our VIEs.

	December 31, 2020	December 31, 2021
ASSETS
Cash and cash equivalents	$2,822	$3,407
Ford Credit finance receivables, net	51,472	43,001
Net investment in operating leases	12,794	7,540
Other assets	—	39
LIABILITIES
Other liabilities and deferred revenue	$56	$6
Debt	46,770	38,274
The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 23)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2018	$41	$22,006	$22,668	$(7,366)	$(1,417)	$35,932	$34	$35,966
Adoption of accounting standards	—	—	13	—	—	13	—	13
Net income/(loss)	—	—	47	—	—	47	37	84
Other comprehensive income/(loss), net of tax	—	—	—	(362)	—	(362)	—	(362)
Common stock issued (a)	—	159	—	—	—	159	—	159
Treasury stock/other	—	—	—	—	(196)	(196)	(26)	(222)
Dividend and dividend equivalents declared (b)	—	—	(2,408)	—	—	(2,408)	—	(2,408)
Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230

Balance at December 31, 2019	$41	$22,165	$20,320	$(7,728)	$(1,613)	$33,185	$45	$33,230
Adoption of accounting standards	—	—	(202)	—	—	(202)	—	(202)
Net income/(loss)	—	—	(1,279)	—	—	(1,279)	3	(1,276)
Other comprehensive income/(loss), net of tax	—	—	—	(566)	—	(566)	(1)	(567)
Common stock issued (a)	—	125	—	—	—	125	—	125
Treasury stock/other	—	—	—	—	23	23	86	109
Dividend and dividend equivalents declared (b)	—	—	(596)	—	—	(596)	(12)	(608)
Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811

Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	17,937	—	—	17,937	(27)	17,910
Other comprehensive income/(loss), net of tax	—	—	—	(45)	—	(45)	4	(41)
Common stock issued (a)	—	321	—	—	—	321	—	321
Treasury stock/other	—	—	—	—	27	27	5	32
Dividend and dividend equivalents declared (b)	—	—	(411)	—	—	(411)	—	(411)
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
__________
(a)Includes impacts of share-based compensation.
(b)We declared dividends per share of Common and Class B Stock of $0.60, $0.15, and $0.10 per share in 2019, 2020, and 2021, respectively.

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

Certain Transactions Between Automotive, Mobility, and Ford Credit

Intersegment transactions occur in the ordinary course of business. Additional detail regarding certain transactions and the effect on each segment at December 31 was as follows (in billions):

	2020			2021
	Automotive	Mobility	Ford Credit	Automotive	Mobility	Ford Credit
Trade and other receivables (a)			$5.9			$7.4
Unearned interest supplements and residual support (b)			(6.5)			(4.6)
Finance receivables and other (c)			1.5			1.2
Intersegment receivables/(payables)	$(2.7)	$—	2.7	$(1.4)	$—	1.4
__________
(a)Automotive receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.
(b)Automotive pays amounts to Ford Credit at the point of retail financing or lease origination, which represent interest supplements and residual support.
(c)Primarily receivables with entities that are consolidated subsidiaries of Ford, including a sale-leaseback agreement between Automotive and Ford Credit relating primarily to vehicles that we lease to our employees.

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

Foreign Currency

When an entity has monetary assets and liabilities denominated in a currency that is different from its functional currency, we remeasure those assets and liabilities from the transactional currency to the entity’s functional currency. The effect of this remeasurement process and the results of our related foreign currency hedging activities are reported in Cost of sales and Other income/(loss), net and were $58 million, $(46) million, and $(74) million, for the years ended 2019, 2020, and 2021, respectively.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Other assets in the non-current assets section of our consolidated balance sheets. Our Company excluding Ford Credit restricted cash balances primarily include various escrow agreements related to legal, insurance, customs, and environmental matters and cash held under the terms of certain contractual agreements. Our Ford Credit segment restricted cash balances primarily include cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

Investments in debt securities with a maturity date greater than three months at the date of purchase and other debt securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified and accounted for as either trading or available-for-sale marketable securities. Equity securities with a readily determinable fair value are classified and accounted for as trading marketable securities.

Realized gains and losses, interest income, and dividend income on all of our marketable securities and unrealized gains and losses on securities not classified as available for sale are recorded in Other income/(loss), net. Unrealized gains and losses on available-for-sale securities are recognized in Unrealized gains and losses on securities, a component of Other comprehensive income/(loss), net of tax. Realized gains and losses and reclassifications of accumulated other comprehensive income into net income are measured using the specific identification method.

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

Trade Receivables

Trade and other receivables consist primarily of Company excluding Ford Credit receivables from contracts with customers for the sale of vehicles, parts, accessories, and services. Trade receivables initially are recorded at the transaction amount and are typically outstanding for 30 days or less. Each reporting period, we evaluate the collectibility of the receivables and record an allowance for doubtful accounts representing our estimate of the expected losses that result from possible default events over the expected life of a receivable. Changes to the allowance for doubtful accounts are made by recording charges to bad debt expense reported in Selling, administrative, and other expenses.

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
The carrying amount of intangible assets and goodwill is reported in Other assets in the non-current assets section of our consolidated balance sheets. Intangible assets are comprised primarily of advertising agreements, land rights, and technology licenses. The net carrying amount of our intangible assets was $144 million and $111 million at December 31, 2020 and 2021, respectively. For the periods presented, we have not recorded any material impairments for indefinite-lived intangibles. The net carrying amount of goodwill was $258 million and $619 million at December 31, 2020 and 2021, respectively. The goodwill increase from December 31, 2020 primarily reflects the acquisitions of Getrag Ford Transmissions GmbH in March 2021 and Electriphi, Inc. in June 2021 (see Note 22), offset partially by the full impairment of goodwill for two investments in our Mobility segment.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Held-and-Used Long-Lived Asset Impairment

We test long-lived asset groups when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends, a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that were prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life. For the periods presented, we have not recorded any impairments.

Held-for-Sale Asset Impairment

We perform an impairment test on a disposal group to be discontinued, held for sale (“HFS”), or otherwise disposed when we have committed to an action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less cost to sell, and compare it to the carrying value of the disposal group. An impairment charge is recognized when the carrying value exceeds the estimated fair value (see Note 22). We also assess fair value if circumstances arise that were considered unlikely and, as a result, we decide not to sell a disposal group previously classified as HFS upon reclassification as held and used. When there is a change to a plan of sale, and the assets are reclassified from HFS to held and used, the long-lived assets would be reported at the lower of (i) the carrying amount before HFS designation, adjusted for depreciation that would have been recognized if the assets had not been classified as HFS, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as HFS.

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

Derivative Financial Instruments. Exchange-traded derivatives for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded. Over-the-counter derivatives are not exchange traded and are valued using independent pricing services or industry-standard valuation models such as a discounted cash flow. When discounted cash flow models are used, projected future cash flows are discounted to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark interest rate (e.g., LIBOR, SONIA) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In cases when market data are not available, we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is a lack of liquidity for a particular currency or commodity, or when the instrument is longer dated. When broker quotes or models are used to determine fair value, the derivative is categorized within Level 3 of the hierarchy. All other derivatives are categorized within Level 2.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We may hold annuity contracts within some of our non-U.S. pension plans (see Note 17). Generally, the contract valuation method is applied for markets where we have purchased non-participating annuity contracts from an insurer as a plan asset. The Ford-Werke GmbH (“Ford-Werke”) defined benefit plan is primarily funded through a participating group insurance contract. For the Ford-Werke plan, we measure the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates as well as an assessment for non-performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable. We include all annuity contracts within Level 3 of the hierarchy.

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

Finance and Lease Incentives

We routinely sponsor special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The cost for these incentives is included in our estimate of variable consideration when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract, and we transfer to Ford Credit the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Automotive and Ford Credit. The Ford Credit segment recognized interest revenue of $2.5 billion, $2.4 billion, and $2.4 billion in 2019, 2020, and 2021, respectively, and lower depreciation of $2.6 billion, $2.3 billion, and $1.9 billion in 2019, 2020, and 2021, respectively, associated with these incentives.

Supplier Price Adjustments

We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material. These price adjustments relate to changes in design specification or other commercial terms such as economics, productivity, and competitive pricing. We recognize price adjustments when we reach final agreement with our suppliers. In general, we avoid direct price changes in consideration of future business; however, when these occur, our policy is to defer the recognition of any such price change given explicitly in consideration of future business.

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

	2019	2020	2021
Engineering, research, and development	$7.4	$7.1	$7.6
Advertising	3.6	2.8	3.1

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

With the adoption of the amendments in ASU 2019-12, Ford Credit’s separately issued financial statements no longer reflect an allocation of our consolidated U.S. current and deferred tax expense to it and certain of its U.S. subsidiaries that are treated as disregarded entities for U.S. tax purposes. Adoption of these amendments reduces complexity in accounting for income taxes and better reflects Ford Credit’s external obligations to tax authorities. Following the adoption, in April 2021, we entered into a Second Amended and Restated Tax Sharing Agreement with Ford Credit. The adoption of ASU 2019-12 and the Second Amended and Restated Tax Sharing Agreement had no impact on our consolidated financial position or results of operations. The amendments were adopted on a retrospective basis and are reflected in Ford Credit’s standalone financial statements and disclosures.

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Effective January 1, 2021, we adopted the new standard, which simplified guidance on the issuer’s accounting for convertible debt instruments and amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. There was no impact on the date of adoption. During the first quarter of 2021, we issued convertible notes (see Note 19).

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs. ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE

The following tables disaggregate our revenue by major source for the years ended December 31 (in millions):

	2019
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$137,659	$—	$137,659
Used vehicles	3,307	—	3,307
Services and other revenue (a)	2,228	204	2,432
Revenues from sales and services	143,194	204	143,398

Leasing income	446	5,899	6,345
Financing income	—	5,996	5,996
Insurance income	—	161	161
Total revenues	$143,640	$12,260	$155,900

	2020
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$110,180	$—	$110,180
Used vehicles	2,935	—	2,935
Services and other revenue (a)	2,514	161	2,675
Revenues from sales and services	115,629	161	115,790

Leasing income	312	5,653	5,965
Financing income	—	5,261	5,261
Insurance income	—	128	128
Total revenues	$115,941	$11,203	$127,144

	2021
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$120,973	$—	$120,973
Used vehicles	2,358	—	2,358
Services and other revenue (a)	2,651	161	2,812
Revenues from sales and services	125,982	161	126,143

Leasing income	286	5,291	5,577
Financing income	—	4,560	4,560
Insurance income	—	61	61
Total revenues	$126,268	$10,073	$136,341
__________
(a)Includes extended service contract revenue.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we transfer control of our vehicles, parts, or accessories, or provide services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of sales, this occurs when products are shipped from our manufacturing facilities. However, we defer a portion of the consideration received when there is a separate future or stand-ready performance obligation, such as extended service contracts or ongoing vehicle connectivity. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold (see Note 25). We do not have any material significant payment terms as payment is received at or shortly after the point of sale.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

Company Excluding Ford Credit

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer is obligated to pay Ford Credit when it sells the vehicle to the retail customer (see Note 10). Payment terms on part sales to dealers, distributors, and retailers range from 30 to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in return rights and marketing incentives we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed. As a result of changes in our estimate of marketing incentives, we recorded a decrease in revenue of $844 million and $973 million during 2019 and 2020, respectively, and an increase in revenue of $252 million during 2021 related to revenue recognized in prior annual periods.

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

Used Vehicles. We sell used vehicles both at auction and through our consolidated dealerships. Proceeds from the sale of these vehicles are recognized in Company excluding Ford Credit revenues upon transfer of control of the vehicle to the customer, and the related vehicle carrying value is recognized in Cost of sales.

Services and other revenue. We use an observable price to determine the stand-alone selling price for separate or stand-ready performance obligations that are included as part of the vehicle consideration received (e.g., free extended service contracts, vehicle connectivity, over-the-air updates), or a cost-plus margin approach when one is not available. We also sell separately priced service contracts that extend mechanical and maintenance coverages beyond our base warranty agreements to vehicle owners. We receive payment at contract inception and the contracts range from 12 to 120 months. We recognize revenue for vehicle service contracts that extend mechanical and maintenance coverages beyond our base warranties over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations. Revenue related to other future or stand-ready performance obligations is generally recognized on a straight-line basis over the period in which services are expected to be performed.

At December 31, 2019 and 2020, a balance of $4.2 billion of unearned revenue associated primarily with outstanding extended service contracts was reported in Other liabilities and deferred revenue. We recognized $1.2 billion and $1.3 billion of the unearned amounts as revenue during the years ended December 31, 2020 and 2021, respectively. At December 31, 2021, the unearned amount was $4.3 billion. We expect to recognize approximately $1.3 billion of the unearned amount in 2022, $1.1 billion in 2023, and $1.9 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with extended service contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $283 million and $309 million in deferred costs as of December 31, 2020 and 2021, respectively. We recognized $74 million, $79 million, and $81 million of amortization during the years ended December 31, 2019, 2020, and 2021, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

We also receive net commissions for serving as the agent in facilitating the sale of a third party’s products or services to our customers, payments for vehicle-related design and testing services we perform for others, and revenue associated with various Mobility operations. We have applied the practical expedient to recognize Automotive revenues for vehicle-related design and testing services over the two to three year term of these agreements in proportion to the amount we have the right to invoice.

Leasing Income. We sell vehicles to daily rental companies with an obligation to repurchase the vehicles for a guaranteed amount, exercisable at the option of the customer. The transactions are accounted for as operating leases. Upon the transfer of vehicles to the daily rental companies, we record proceeds received in Other liabilities and deferred revenue. The difference between the proceeds received and the guaranteed repurchase amount is recorded in Company excluding Ford Credit revenues over the term of the lease using a straight-line method. The cost of the vehicle is recorded in Net investment in operating leases on our consolidated balance sheets and the difference between the cost of the vehicle and the estimated auction value is depreciated in Cost of sales over the term of the lease.

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

NOTE 5.  OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Net periodic pension and OPEB income/(cost), excluding service cost (a)	$(1,602)	$69	$5,997
Investment-related interest income	809	452	254
Interest income/(expense) on income taxes	(29)	(2)	7
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (b)	144	325	9,159
Gains/(Losses) on changes in investments in affiliates (c)	20	3,446	368
Gains/(Losses) on extinguishment of debt (d)	(55)	(1)	(1,702)
Royalty income	381	493	619
Other	106	117	31
Total	$(226)	$4,899	$14,733
__________
(a)    See Note 17 for additional information relating to our pension and OPEB remeasurements.
(b)    See Note 15 for additional information relating to our investment in Rivian.
(c)    See Note 22 for additional information relating to our Argo AI, LLC (“Argo AI”) and Volkswagen AG (“VW”) transaction in 2020.
(d)    See Note 19 for additional information relating to our debt repurchase.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6.  SHARE-BASED COMPENSATION

Under our Long-Term Incentive Plans, we may issue restricted stock units (“RSUs”), restricted stock shares (“RSSs”), and stock options. RSUs and RSSs consist of time-based and performance-based awards. The number of shares that may be granted in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. Granted RSUs generally cliff vest or ratably vest over a three-year service period. Performance-based RSUs have two components: one based on internal financial performance metrics and the other based on total shareholder return relative to an industrial and automotive peer group. At the time of vest, RSU awards are net settled (i.e., shares are withheld to cover the employee tax obligation). Stock options ratably vest over a three-year service period and expire ten years from the grant date.

The fair value of both the time-based and the internal performance metrics portion of the performance-based RSUs and RSSs is determined using the closing price of our Common Stock at grant date. For awards that include a market condition, we measure the fair value using a Monte Carlo simulation. The weighted average per unit grant date fair value for the years ended December 31, 2019, 2020, and 2021 was $8.99, $7.11, and $13.02, respectively.

Time-based RSUs generally have a graded vesting feature whereby one-third of each grant vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. The graded vesting method recognizes expense over the service period for each separately-vesting tranche, which results in accelerated recognition of expense. The fair value of time-based RSUs, RSSs, and stock options is expensed over the shorter of each separate vesting period, using the graded vesting method, or the time period an employee becomes eligible to retain the award at retirement. The fair value of performance-based RSUs and RSSs is expensed when it is probable and estimable as measured against the performance metrics over the shorter of the performance or required service periods. We measure the fair value of our stock options on the date of grant using either the Black-Scholes option-pricing model (for options without a market condition) or a Monte Carlo simulation (for options with a market condition). We have elected to recognize forfeitures as an adjustment to compensation expense for all RSUs, RSSs, and stock options in the same period as the forfeitures occur. Expense is recorded in Selling, administrative, and other expenses.

Restricted Stock Units and Restricted Stock Shares

The fair value of vested RSUs and RSSs as well as the compensation cost for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Fair value of vested shares	$231	$264	$217
Compensation cost (a)	190	156	229
__________
(a)    Net of tax benefit of $38 million, $31 million, and $74 million in 2019, 2020, and 2021, respectively.

As of December 31, 2021, there was approximately $121 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.9 years.

The performance-based RSUs granted in March 2019, 2020, and 2021 include a relative Total Shareholder Return (“TSR”) metric. Inputs and assumptions used to calculate the fair value at grant date through a Monte Carlo simulation were as follows:

	2019	2020	2021
Fair value per stock award	$9.66	$7.21	$13.45
Grant date stock price	8.81	7.08	11.93
Assumptions:
Ford’s stock price expected volatility (a)	24.1%	25.4%	39.9%
Expected average volatility of peer companies (a)	25.8	26.4	39.6
Risk-free interest rate	2.57	0.68	0.32
__________
(a)Expected volatility based on three years of daily closing share price changes ending on the grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6.  SHARE-BASED COMPENSATION (Continued)

During 2021, activity for RSUs and RSSs was as follows (in millions, except for weighted-average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	72.2	$8.35
Granted (a)	23.4	13.02
Vested (a)	(24.1)	9.01
Forfeited	(9.0)	10.73
Outstanding, end of year (b)	62.5	10.31
__________
(a)Includes shares awarded to non-employee directors.
(b)Excludes 821,082 non-employee director shares that were vested but unissued at December 31, 2021.

Stock Options

For the years ended December 31, 2020 and 2021, stock options outstanding were 26.9 million and 11.9 million, respectively, and stock options exercisable were 20.3 million and 7.5 million, respectively. During 2021, there were 11 million stock options exercised, with a weighted-average exercise price of $12.07. The exercised options prices ranged from $6.19 to $15.37 during 2021. We received approximately $133 million in proceeds with an equivalent of about $197 million in new issues used to settle the exercised options. For options exercised during the year ended December 31, 2021, the difference between the fair value of the Common Stock issued and the respective exercise price was $64 million. As of December 31, 2021, the intrinsic value for vested and unvested stock options was $51.6 million and $63.2 million, respectively. The average remaining terms for fully vested stock options and unvested stock options were 2.3 years and 8.5 years, respectively. Compensation cost for stock options for the year ended December 31, 2021 was $2 million. As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options. During 2021, no new stock options were granted.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income, and equity in net results of affiliated companies accounted for after-tax for the years ended December 31 were as follows:

	2019	2020	2021
Income/(Loss) before income taxes (in millions)
U.S.	$2,656	$(231)	$10,043
Non-U.S.	(3,296)	(885)	7,737
Total	$(640)	$(1,116)	$17,780
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$(101)	$(23)	$102
Non-U.S.	738	554	598
State and local	33	(45)	26
Total current	670	486	726
Deferred
Federal	(1,190)	(523)	2,290
Non-U.S.	(70)	168	(3,254)
State and local	(134)	29	108
Total deferred	(1,394)	(326)	(856)
Total	$(724)	$160	$(130)
Reconciliation of effective tax rate
U.S. statutory rate	21.0%	21.0%	21.0%
Non-U.S. tax rates under U.S. rates	46.9	(2.6)	1.3
State and local income taxes	12.4	8.9	0.5
General business credits	67.0	35.1	(2.3)
Dispositions and restructurings (a)	45.5	(0.4)	(18.8)
U.S. tax on non-U.S. earnings	(49.2)	27.0	2.4
Prior year settlements and claims	(5.0)	8.3	(0.3)
Tax incentives	20.7	(6.0)	(0.6)
Enacted change in tax laws	(12.5)	1.5	1.1
Valuation allowances	(18.7)	(108.8)	(4.7)
Other	(15.0)	1.7	(0.3)
Effective rate	113.1%	(14.3)%	(0.7)%
__________
(a)Includes a benefit of $2.9 billion to recognize deferred tax assets resulting from changes in our global tax structure in 2021.

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

During 2020, based on all available evidence, we established U.S. valuation allowances of $1.3 billion, primarily against tax credits as it was deemed more likely than not that these deferred tax assets would not be realized. In assessing the realizability of deferred tax assets, we consider the trade-offs between cash preservation and cash outlays to preserve tax credits. In 2021, we reversed $918 million of the previously established U.S. valuation allowances. The reversal primarily reflects a change in our intent to pursue planning actions involving cash outlays to preserve tax credits.

At December 31, 2021, $16.7 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2020	2021
Deferred tax assets
Employee benefit plans	$4,760	$2,320
Net operating loss carryforwards	1,584	4,163
Tax credit carryforwards	11,037	10,437
Research expenditures	1,321	1,117
Dealer and dealers’ customer allowances and claims	2,145	1,944
Other foreign deferred tax assets	729	2,005
All other	2,335	2,353
Total gross deferred tax assets	23,911	24,339
Less: Valuation allowances	(1,981)	(1,067)
Total net deferred tax assets	21,930	23,272
Deferred tax liabilities
Leasing transactions	3,299	2,103
Depreciation and amortization (excluding leasing transactions)	3,218	2,881
Finance receivables	574	756
Carrying value of investments	144	2,149
Other foreign deferred tax liabilities	839	893
All other	1,971	2,275
Total deferred tax liabilities	10,045	11,057
Net deferred tax assets/(liabilities)	$11,885	$12,215

Deferred tax assets for net operating losses and other temporary differences related to certain non-U.S. operations have not been recorded as a result of elections to tax these operations simultaneously in U.S. tax returns. During 2021, we restructured a significant portion of these operations resulting in recognition of $2.9 billion of net deferred tax assets. Reversal of the remaining elections would result in the recognition of $4.3 billion of deferred tax assets, subject to valuation allowance testing.

Operating loss carryforwards for tax purposes were $11.4 billion at December 31, 2021, resulting in a deferred tax asset of $4.2 billion.  There is no expiration date for $3.2 billion of these losses. A substantial portion of the remaining losses will expire beyond 2024. Tax credits available to offset future tax liabilities are $10.4 billion. The majority of these credits have a remaining carryforward period of five years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies. In our evaluation, we anticipate making tax elections that change the order of tax credit carryforward utilization on U.S. tax returns.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2020	2021
Beginning balance	$1,943	$1,913
Increase – tax positions in prior periods	137	1,054
Increase – tax positions in current period	25	25
Decrease – tax positions in prior periods	(131)	(54)
Settlements	(61)	1
Lapse of statute of limitations	—	(7)
Foreign currency translation adjustment	—	(22)
Ending balance	$1,913	$2,910

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.9 billion and $2.9 billion as of December 31, 2020 and 2021, respectively.

Examinations by tax authorities have been completed through the following years: 2004 in India, 2006 in Mexico, 2008 in Germany, 2010 in Spain, 2011 in Canada, 2014 in the United States and the United Kingdom, and 2016 in China.

Net interest on income taxes was $29 million of expense, $2 million of expense, and $7 million of income for the years ended December 31, 2019, 2020, and 2021, respectively. These were reported in Other income/(loss), net in our consolidated income statements. Net payables for tax related interest were $36 million and $32 million as of December 31, 2020 and 2021, respectively.

Cash paid for income taxes was $599 million, $421 million, and $568 million in 2019, 2020, and 2021, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8.  CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

All general voting power is vested in the holders of Common Stock and Class B Stock. Holders of our Common Stock have 60% of the general voting power, and holders of our Class B Stock are entitled to such number of votes per share as will give them the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends when and as paid, with stock dividends payable in shares of stock of the class held.

If liquidated, each share of Common Stock is entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock is entitled to the next $1.00 so available, each share of Common Stock is entitled to the next $0.50 so available, and each share of Common and Class B Stock is entitled to an equal amount thereafter.

We present both basic and diluted earnings/(loss) per share (“EPS”) amounts in our financial reporting. Basic EPS excludes dilution and is computed by dividing Net income/(loss) attributable to Ford Motor Company by the weighted-average number of Common and Class B Stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our share-based compensation (“in-the-money” stock options, unvested RSUs, and unvested RSSs) and convertible debt. Potentially dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2019	2020	2021
Net income/(loss) attributable to Ford Motor Company	$47	$(1,279)	$17,937

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,972	3,973	3,991
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	32	—	43
Diluted shares	4,004	3,973	4,034
__________
(a)     In 2020, there were 29 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2020
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,940	$3,255	$6,195
U.S. government agencies	2	850	640	1,490
Non-U.S. government and agencies	2	600	717	1,317
Corporate debt	2	605	970	1,575
Total marketable securities classified as cash equivalents		4,995	5,582	10,577
Cash, time deposits, and money market funds		5,899	8,767	14,666
Total cash and cash equivalents		$10,894	$14,349	$25,243

Marketable securities
U.S. government	1	$4,709	$1,082	$5,791
U.S. government agencies	2	3,259	485	3,744
Non-U.S. government and agencies	2	4,448	2,693	7,141
Corporate debt	2	7,095	308	7,403
Equities (a)	1	113	—	113
Other marketable securities	2	234	292	526
Total marketable securities		$19,858	$4,860	$24,718

Restricted cash		$45	$647	$692

		December 31, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,877	$711	$3,588
U.S. government agencies	2	355	240	595
Non-U.S. government and agencies	2	55	152	207
Corporate debt	2	105	940	1,045
Total marketable securities classified as cash equivalents		3,392	2,043	5,435
Cash, time deposits, and money market funds		6,185	8,920	15,105
Total cash and cash equivalents		$9,577	$10,963	$20,540

Marketable securities
U.S. government	1	$4,018	$864	$4,882
U.S. government agencies	2	2,270	75	2,345
Non-U.S. government and agencies	2	3,373	697	4,070
Corporate debt	2	6,299	304	6,603
Equities (a)	1	10,673	—	10,673
Other marketable securities	2	247	233	480
Total marketable securities		$26,880	$2,173	$29,053

Restricted cash		$69	$128	$197
__________
(a)    Includes $10.6 billion of Rivian common shares valued at $103.69 per share as of December 31, 2021. Net unrealized gains/losses incurred during the reporting periods on equity securities still held at December 31, 2020 and 2021 were a $24 million gain and a $8.3 billion gain, respectively. At February 2, 2022, Rivian common shares were valued at $64.32 per share. Ford’s Rivian shares are subject to a contractual 180-day lockup period that commenced with Rivian’s initial public offering (“IPO”) on November 10, 2021.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2020
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,894	$44	$—	$2,938	$1,649	$1,286	$3
U.S. government agencies	2,588	15	—	2,603	772	1,629	202
Non-U.S. government and agencies	2,926	31	—	2,957	1,330	1,617	10
Corporate debt	7,482	102	(1)	7,583	3,566	3,987	30
Other marketable securities	212	3	—	215	1	147	67
Total	$16,102	$195	$(1)	$16,296	$7,318	$8,666	$312

	December 31, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,821	$12	$(14)	$3,819	$1,360	$2,435	$24
U.S. government agencies	2,249	2	(21)	2,230	316	1,802	112
Non-U.S. government and agencies	2,599	6	(21)	2,584	854	1,708	22
Corporate debt	6,373	21	(23)	6,371	2,645	3,726	—
Other marketable securities	228	1	(1)	228	—	150	78
Total	$15,270	$42	$(80)	$15,232	$5,175	$9,821	$236

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Company excluding Ford Credit
Sales proceeds	$5,753	$8,574	$5,943
Gross realized gains	13	56	26
Gross realized losses	10	11	3

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2020
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Company excluding Ford Credit
U.S. government	$181	$—	$—	$—	$181	$—
U.S. government agencies	83	—	—	—	83	—
Non-U.S. government and agencies	164	—	10	—	174	—
Corporate debt	1,538	(1)	9	—	1,547	(1)
Other marketable securities	23	—	13	—	36	—
Total	$1,989	$(1)	$32	$—	$2,021	$(1)

	December 31, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,598	$(14)	$—	$—	$2,598	$(14)
U.S. government agencies	1,809	(19)	73	(2)	1,882	(21)
Non-U.S. government and agencies	1,614	(20)	38	(1)	1,652	(21)
Corporate debt	3,637	(21)	71	(2)	3,708	(23)
Other marketable securities	178	(1)	15	—	193	(1)
Total	$9,836	$(75)	$197	$(5)	$10,033	$(80)

We determine credit losses on AFS debt securities using the specific identification method. During the years ended December 31, 2019, 2020, and 2021, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows were as follows (in millions):

	December 31, 2020	December 31, 2021
Cash and cash equivalents	$25,243	$20,540
Restricted cash (a)	692	197
Total cash, cash equivalents, and restricted cash	$25,935	$20,737
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers. Dealer financing includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 89% of dealer financing.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Ford Credit finance receivables, net at December 31 were as follows (in millions):

	2020	2021
Consumer
Retail installment contracts, gross	$73,631	$69,148
Finance leases, gross	8,431	7,318
Retail financing, gross	82,062	76,466
Unearned interest supplements	(3,987)	(3,020)
Consumer finance receivables	78,075	73,446
Non-Consumer
Dealer financing	20,908	11,278
Non-Consumer finance receivables	20,908	11,278
Total recorded investment	$98,983	$84,724

Recorded investment in finance receivables	$98,983	$84,724
Allowance for credit losses	(1,305)	(925)
Total finance receivables, net	$97,678	$83,799

Current portion	$42,401	$32,543
Non-current portion	55,277	51,256
Total finance receivables, net	$97,678	$83,799

Net finance receivables subject to fair value (a)	$89,651	$76,796
Fair value (b)	91,238	77,648
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases for the years ended December 31, 2019, 2020, and 2021, was $380 million, $357 million, and $345 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

The amounts contractually due on Ford Credit’s finance leases at December 31 were as follows (in millions):

2021
2022	$2,190
2023	1,376
2024	897
2025	322
2026	52
Thereafter	—
Total future cash payments	4,837
Less: Present value discount	(206)
Finance lease receivables	$4,631

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2020	2021
Finance lease receivables	$5,436	$4,631
Unguaranteed residual assets	2,893	2,605
Initial direct costs	102	82
Finance leases, gross	8,431	7,318
Unearned interest supplements from Ford and affiliated companies	(337)	(274)
Allowance for credit losses	(67)	(41)
Finance leases, net	$8,027	$7,003

At December 31, 2020 and 2021, accrued interest was $181 million and $125 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2020 and 2021 were consumer receivables of $43.7 billion and $39 billion, respectively, and non-consumer receivables of $16.4 billion and $12 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 24).

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31 - 60 days past due	$45	$62	$103	$162	$166	143	$681	0.9%
61 - 120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,518	6,648	13,704	20,822	32,716	77,190	98.9
Total	$845	$2,598	$6,782	$13,918	$21,040	$32,892	$78,075	100.0%

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61 - 120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,607	6,559	12,689	22,701	27,322	72,690	99.0
Total	$868	$2,675	$6,683	$12,847	$22,938	$27,435	$73,446	100.0%

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total		Total	Percent
Group I	$503	$129	$110	$188	$70	$248	$1,248	$13,160	$14,408	68.9%
Group II	38	20	11	35	3	87	194	4,680	4,874	23.3
Group III	9	—	3	19	3	35	69	1,464	1,533	7.3
Group IV	2	—	—	—	2	6	10	83	93	0.5
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$19,387	$20,908	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$6,751	$7,860	69.7%
Group II	11	7	26	2	4	54	104	2,689	2,793	24.8
Group III	8	—	1	—	1	20	30	529	559	4.9
Group IV	—	—	4	—	—	6	10	56	66	0.6
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$10,025	$11,278	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

Non-Accrual of Revenue. The accrual of financing revenue is discontinued at the time a receivable is determined to be uncollectible or when it is 90 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and fees and then to the unpaid principal balance.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2020
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513
Adoption of ASU 2016-13 (a)	247	5	252
Charge-offs	(441)	(29)	(470)
Recoveries	161	8	169
Provision for/(Benefit from) credit losses	771	57	828
Other (b)	11	2	13
Ending balance	$1,245	$60	$1,305

	2021
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305
Charge-offs	(272)	(3)	(275)
Recoveries	202	8	210
Provision for/(Benefit from) credit losses	(270)	(40)	(310)
Other (b)	(2)	(3)	(5)
Ending balance	$903	$22	$925
__________
(a)On January 1, 2020, we adopted ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment method with a method that reflects lifetime expected credit losses. We recognized the cumulative effect as a pre-tax adjustment to retained earnings as of January 1, 2020.
(b)Primarily represents amounts related to translation adjustments.

The allowance for credit losses at December 31, 2021 considers the remaining economic uncertainty attributable to the COVID-19 pandemic, including the negative impact to consumer liquidity once economic support programs end, and the pandemic’s effect on the labor market and unemployment.

For the year ended December 31, 2021, the allowance for credit losses decreased $380 million, primarily reflecting improvement in the economic outlook that caused Ford Credit to lower its expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs for the year ended December 31, 2021 remained low, due in part to government support programs, changes in consumer spending behavior, and high vehicle auction values, the impact of COVID-19 on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

NOTE 11.  INVENTORIES

All inventories are stated at the lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Inventories at December 31 were as follows (in millions):

	2020	2021
Raw materials, work-in-process, and supplies	$4,676	$5,785
Finished products	6,132	6,280
Total inventories	$10,808	$12,065

Finished products at December 31, 2021 in the table above include vehicles completed but awaiting installation of components affected by the semiconductor supply shortage, after which, they will proceed through an additional quality review process prior to being shipped to our dealers.

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

The net investment in operating leases at December 31 was as follows (in millions):

	2020	2021
Company excluding Ford Credit
Vehicles, net of depreciation	$1,304	$1,194
Ford Credit Segment
Vehicles and other equipment, at cost (a)	32,486	29,982
Accumulated depreciation	(5,839)	(4,815)
Total Ford Credit Segment	26,647	25,167
Total	$27,951	$26,361
__________
(a)Includes Ford Credit’s operating lease assets of $12.8 billion and $7.5 billion at December 31, 2020 and 2021, respectively, that have been included in securitization transactions.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

Ford Credit Segment

Included in Ford Credit interest, operating, and other expense is operating lease depreciation expense, which includes gains and losses on disposal of assets along with fees assessed to a customer at lease termination such as excess wear and use and excess mileage that are considered variable lease payments. Operating lease depreciation expense for the years ended December 31 was as follows (in millions):

	2019	2020	2021
Operating lease depreciation expense	$3,635	$3,235	$1,626

The amounts contractually due on operating leases at December 31, 2021 were as follows (in millions):

	2022	2023	2024	2025	Thereafter	Total
Operating lease payments	$3,848	$2,278	$855	$138	$7	$7,126

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

Net property at December 31 was as follows (in millions):

	2020	2021
Land	$451	$450
Buildings and land improvements	12,557	12,438
Machinery, equipment, and other	40,463	39,636
Software	3,900	4,598
Construction in progress	1,718	2,152
Total land, plant and equipment, and other	59,089	59,274
Accumulated depreciation	(32,848)	(32,342)
Net land, plant and equipment, and other	26,241	26,932
Tooling, net of amortization	10,842	10,207
Total	$37,083	$37,139

Property-related expenses, excluding net investment in operating leases, for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Depreciation and other amortization	$3,449	$2,792	$2,986
Tooling amortization	3,409	2,747	2,706
Total (a)	$6,858	$5,539	$5,692

Maintenance and rearrangement	$1,963	$1,670	$1,940
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

Our carrying value and ownership percentages of our equity method investments at December 31 were as follows (in millions, except percentages):

	Investment Balance		Ownership Percentage
	2020	2021	2021
Argo AI, LLC (see Note 22)	$2,368	$2,042	41%
Changan Ford Automobile Corporation, Limited (a)	691	860	50
Jiangling Motors Corporation, Limited (a) (b)	592	468	32
AutoAlliance (Thailand) Co., Ltd.	428	391	50
Ford Otomotiv Sanayi Anonim Sirketi	328	278	41
Ford Sollers Netherlands B.V. (see Note 21)	75	108	49
FFS Finance South Africa (Pty) Limited	76	70	50
Ionity Holding GmbH & Co. KG	52	41	20
Getrag Ford Transmissions GmbH (a) (b) (See Note 22)	131	—	50
Other	160	287	Various
Total	$4,901	$4,545
__________
(a)In 2020, Changan Ford Automobile Corporation, Limited, Jiangling Motors Corporation, Limited, and Getrag Ford Transmissions GmbH recorded restructuring charges, our share of which was $15 million, $40 million, and $91 million, respectively. These charges are included in Equity in net income/(loss) of affiliated companies.
(b)In 2021, Jiangling Motors Corporation, Limited, and Getrag Ford Transmission GmbH recorded restructuring charges, our share of which was $10 million and $40 million, respectively. These charges are included in Equity in net income/(loss) of affiliated companies.

We recorded $244 million, $180 million, and $452 million of dividends from these affiliated companies for the years ended December 31, 2019, 2020, and 2021, respectively.

In the ordinary course of business, we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported for the years ended or at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2019	2020	2021
Sales	$3,541	$4,126	$4,777
Purchases	10,106	8,439	9,245
Royalty income	250	381	458

Balance Sheet	2020	2021
Receivables	$795	$724
Payables	928	1,035

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15.  OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $1.7 billion and $0.9 billion at December 31, 2020 and 2021, respectively.

The decrease from December 31, 2020 primarily reflects the reclassification of our investment in Rivian from Other assets to Marketable securities following the Rivian IPO in November 2021. At the time of the IPO, Ford’s investment in Rivian’s preferred shares (including the observable event earlier in 2021 of $902 million) and investment in Rivian’s unsecured senior convertible notes converted to common shares, and we recorded an $8.2 billion unrealized gain during fourth quarter 2021, reported in Other income/(loss), net on our consolidated income statements.

The cumulative net unrealized gain from adjustments related to Other Investments held on December 31, 2021 is $101 million.

NOTE 16.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2020	2021
Current
Dealer and dealers’ customer allowances and claims	$12,702	$8,300
Deferred revenue	2,161	2,349
Employee benefit plans	1,752	1,687
Accrued interest	1,215	888
Operating lease liabilities	323	345
OPEB	339	332
Pension	193	202
Other	4,960	4,583
Total current other liabilities and deferred revenue	$23,645	$18,686

Non-current
Pension	$10,738	$8,658
OPEB	6,236	5,708
Dealer and dealers’ customer allowances and claims	3,072	4,909
Deferred revenue	4,559	4,683
Operating lease liabilities	991	1,048
Employee benefit plans	1,074	1,007
Other	1,709	1,692
Total non-current other liabilities and deferred revenue	$28,379	$27,705

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

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets (where applicable) as of the beginning of each year. We have elected to use a fair value of plan assets to calculate the expected return on assets in net periodic benefit cost. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Actuarial gains and losses resulting from plan remeasurement are recognized in net periodic benefit cost in the period of the remeasurement. The impact of a retroactive plan amendment is recorded in Accumulated other comprehensive income/(loss), and is amortized as a component of net periodic cost, generally over the remaining service period of the active employees. The service cost component is included in Cost of sales and Selling, administrative and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

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

Defined Contribution and Savings Plans. We also have defined contribution and savings plans for hourly and salaried employees in the United States and other locations. Company contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $444 million, $398 million, and $432 million for the years ended December 31, 2019, 2020, and 2021, respectively. This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $143 million, $146 million, and $152 million for the years ended December 31, 2019, 2020, and 2021, respectively. The 2019 expense also reflects a one-time contribution of $33 million to certain eligible employees as part of the UAW collective bargaining agreement.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine benefit obligation and net periodic benefit cost/(income) were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Weighted Average Assumptions at December 31
Discount rate	2.56%	2.91%	1.23%	1.75%	2.62%	2.97%
Average rate of increase in compensation	3.50	3.50	3.34	3.19	3.44	3.46
Weighted Average Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate - Service cost	3.55%	3.02%	1.75%	1.44%	3.57%	3.14%
Effective interest rate on benefit obligation	2.88	2.00	1.46	1.06	2.85	1.96
Expected long-term rate of return on assets	6.50	6.00	3.67	3.42	—	—
Average rate of increase in compensation	3.50	3.50	3.37	3.34	3.44	3.44

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2019	2020	2021	2019	2020	2021	2019	2020	2021
Service cost	$474	$520	$526	$506	$529	$557	$43	$47	$49
Interest cost	1,570	1,291	928	691	514	420	211	169	127
Expected return on assets	(2,657)	(2,795)	(2,728)	(1,124)	(1,067)	(1,130)	—	—	—
Amortization of prior service costs/(credits)	87	4	2	33	32	24	(70)	(16)	(12)
Net remeasurement (gain)/loss	(135)	377	(254)	2,084	499	(3,241)	551	556	(376)
Separation programs/other	22	35	19	398	226	156	—	—	—
Settlements and curtailments	(67)	5	70	8	103	(2)	—	(2)	—
Net periodic benefit cost/(income)	$(706)	$(563)	$(1,437)	$2,596	$836	$(3,216)	$735	$754	$(212)

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

In 2021, we recognized expense of $244 million related to separation programs, settlements, and curtailments, which included $70 million of settlement losses related to a U.S. pension plan and additional separation expense of $156 million in non-U.S. pension plans related to ongoing redesign programs. Until our Global Redesign programs are completed, we anticipate further adjustments to our plans in subsequent periods.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2020	2021	2020	2021	2020	2021
Change in Benefit Obligation
Benefit obligation at January 1	$45,672	$49,020	$35,373	$39,835	$6,072	$6,575
Service cost	520	526	529	557	47	49
Interest cost	1,291	928	514	420	169	127
Amendments	—	—	—	4	21	—
Separation programs/other	(10)	(25)	219	185	—	—
Curtailments	—	—	—	(4)	—	—
Settlements	(25)	(1,297)	(189)	—	—	—
Plan participant contributions	23	20	14	13	21	21
Benefits paid	(3,055)	(2,522)	(1,394)	(1,565)	(339)	(356)
Foreign exchange translation	—	—	1,131	(1,432)	28	—
Actuarial (gain)/loss	4,604	(1,762)	3,638	(3,581)	556	(376)
Benefit obligation at December 31	49,020	44,888	39,835	34,432	6,575	6,040
Change in Plan Assets
Fair value of plan assets at January 1	44,253	48,355	29,958	33,820	—	—
Actual return on plan assets	7,018	1,150	4,149	788	—	—
Company contributions	186	247	744	912	—	—
Plan participant contributions	23	20	14	13	—	—
Benefits paid	(3,055)	(2,522)	(1,394)	(1,565)	—	—
Settlements	(25)	(1,297)	(189)	—	—	—
Foreign exchange translation	—	—	547	(855)	—	—
Other	(45)	(44)	(9)	(28)	—	—
Fair value of plan assets at December 31	48,355	45,909	33,820	33,085	—	—
Funded status at December 31	$(665)	$1,021	$(6,015)	$(1,347)	$(6,575)	$(6,040)

Amounts Recognized on the Balance Sheets
Prepaid assets	$1,578	$3,130	$2,673	$5,404	$—	$—
Other liabilities	(2,243)	(2,109)	(8,688)	(6,751)	(6,575)	(6,040)
Total	$(665)	$1,021	$(6,015)	$(1,347)	$(6,575)	$(6,040)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$4	$2	$206	$170	$(11)	$22

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$2,295	$2,192	$14,595	$12,586
Fair value of plan assets	145	140	7,203	6,835

Accumulated Benefit Obligation at December 31	$47,848	$43,879	$36,272	$31,850

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$2,389	$2,249	$15,951	$13,651
Fair value of plan assets	145	140	7,264	6,900

Projected Benefit Obligation at December 31	$49,020	$44,888	$39,835	$34,432

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The actuarial (gain)/loss for our pension benefit obligations in 2020 and 2021 was primarily related to changes in discount rates.

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2021, we contributed $773 million to our global funded pension plans and made $387 million of benefit payments to participants in unfunded plans. During 2022, we expect to contribute between $600 million and $800 million of cash to our global funded pension plans. We also expect to make about $390 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2022.

Expected Future Benefit Payments

The expected future benefit payments at December 31, 2021 were as follows (in millions):

	Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2022	$2,700	$1,490	$335
2023	2,670	1,350	330
2024	2,680	1,360	330
2025	2,680	1,380	330
2026	2,650	1,380	330
2027-2031	12,805	7,035	1,620

Pension Plan Asset Information

Investment Objectives and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension obligations and to ensure assets are sufficient to pay plan benefits. Our largest non-U.S. plans (e.g., United Kingdom and Canada) have similar investment objectives to the U.S. plans.

Investment strategies and policies for the U.S. plans and the largest non-U.S. plans reflect a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to obligations is addressed primarily through asset-liability matching, asset diversification, and hedging.  The fixed income asset allocation matches the bond-like and long-dated nature of the pension obligations. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that, in total, lower asset volatility relative to the obligations.  Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes, and strategies within asset classes that provide adequate returns, diversification, and liquidity.

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

In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to growth assets (primarily hedge funds, real estate, private equity, and public equity) that are expected over time to earn higher returns with more volatility than fixed income investments, which more closely match pension obligations.  Within growth assets, risk is mitigated by constructing a portfolio that is broadly diversified by asset class, investment strategy, manager, style, and process.

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

At year-end 2021, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2021 is 5.75% for the U.S. plans, 3.00% for the U.K. plans, and 4.11% for the Canadian plans, and averages 3.29% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers primarily inputs from a range of advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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
__________
(a)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Primarily short-term investment funds to provide liquidity to plan investment managers, cash held to pay benefits, and repurchase agreements valued at $(2.4) billion in U.S. plans and $(2.9) billion in non-U.S. plans.
(c)For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, primarily Ford-Werke, plan assets (insurance contracts valued at $5 billion at year-end 2020) and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $310 million and $96 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2021
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$1,396	$20	$—	$—	$1,416	$1,862	$48	$—	$—	$1,910
International companies	740	8	8	—	756	1,254	59	—	—	1,313
Total equity	2,136	28	8	—	2,172	3,116	107	—	—	3,223
Fixed Income
U.S. government and agencies	9,660	1,687	—	—	11,347	47	13	—	—	60
Non-U.S. government	—	1,230	12	—	1,242	—	20,338	123	—	20,461
Corporate bonds	—	25,842	—	—	25,842	—	2,901	70	—	2,971
Mortgage/other asset-backed	—	464	—	—	464	—	338	15	—	353
Commingled funds	—	164	—	—	164	—	185	—	—	185
Derivative financial instruments, net	1	(19)	—	—	(18)	(1)	23	28	—	50
Total fixed income	9,661	29,368	12	—	39,041	46	23,798	236	—	24,080
Alternatives
Hedge funds	—	—	—	3,390	3,390	—	—	—	1,221	1,221
Private equity	1	—	—	1,976	1,977	—	—	—	756	756
Real estate	—	—	—	1,323	1,323	—	—	—	386	386
Total alternatives	1	—	—	6,689	6,690	—	—	—	2,363	2,363
Cash, cash equivalents, and repurchase agreements (b)	(1,220)	—	—	—	(1,220)	(1,899)	—	—	—	(1,899)
Other (c)	(774)	—	—	—	(774)	(466)	—	5,784	—	5,318
Total assets at fair value	$9,804	$29,396	$20	$6,689	$45,909	$797	$23,905	$6,020	$2,363	$33,085
__________
(a)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Primarily short-term investment funds to provide liquidity to plan investment managers, cash held to pay benefits, and repurchase agreements valued at $2.9 billion in U.S. plans and $2.6 billion in non-U.S. plans.
(c)For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, $4.7 billion of insurance contracts, primarily Ford-Werke, and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2020
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$17	$(2)	$1	$—	$—	$16
Non-U.S. Plans (a)	5,572	473	1	1	(41)	6,006

	2021
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$16	$(2)	$—	$5	$1	$20
Non-U.S. Plans (a)	6,006	(943)	153	687	117	6,020
__________
(a)Non-U.S. plans, insurance contracts, primarily Ford-Werke plan, valued at $5 billion and $4.7 billion at year-end 2020 and 2021, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. LEASE COMMITMENTS (Continued)

Lease right-of-use assets and liabilities at December 31 were as follows (in millions):

	2020	2021
Operating leases
Other assets, non-current	$1,287	$1,337

Other liabilities and deferred revenue, current	$323	$345
Other liabilities and deferred revenue, non-current	991	1,048
Total operating lease liabilities	$1,314	$1,393

Finance leases
Property and equipment, gross	$540	$715
Accumulated depreciation	(50)	(68)
Property and equipment, net	$490	$647

Company excluding Ford Credit debt payable within one year	$46	$76
Company excluding Ford Credit long-term debt	368	489
Total finance lease liabilities	$414	$565

The amounts contractually due on our lease liabilities as of December 31, 2021 were as follows (in millions):

	Operating Leases (a)	Finance Leases
2022	$385	$94
2023	307	88
2024	223	70
2025	161	62
2026	128	57
Thereafter	335	288
Total	1,539	659
Less: Present value discount	146	94
Total lease liabilities	$1,393	$565
__________
(a)    Excludes approximately $252 million in future lease payments for various operating leases commencing in a future period.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. LEASE COMMITMENTS (Continued)

Supplemental cash flow information related to leases for the years ended December 31 was as follows (in millions):

	2019	2020	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$460	$434	$424
Operating cash flows from finance leases	6	15	14
Financing cash flows from finance leases	35	105	52
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$527	$304	$441
Finance leases	43	306	192

The components of lease expense for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Operating lease expense	$467	$463	$444
Variable lease expense	53	57	49
Sublease income	(16)	(14)	(16)
Finance lease expense
Amortization of right-of-use assets	15	27	34
Interest on lease liabilities	6	15	14
Total lease expense	$525	$548	$525

The weighted-average remaining lease term and weighted-average discount rate at December 31 were as follows:

	2019	2020	2021
Weighted-average remaining lease term (in years)
Operating leases	6.3	6.3	6.0
Finance leases	3.0	14.8	12.1
Weighted-average discount rate
Operating leases	3.4%	3.8%	3.3%
Finance leases	3.3%	3.5%	3.3%

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

The carrying value of Company debt excluding Ford Credit and Ford Credit debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual				Average Effective (a)
Company excluding Ford Credit	2020	2021	2020		2021		2020		2021
Debt payable within one year
Short-term	$613	$286	4.0%		0.4%		4.0%		0.4%
Long-term payable within one year
Public unsecured debt securities	180	86
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	148	953
Delayed draw term loan	—	1,500
Other debt	434	348
Unamortized (discount)/premium	(1)	2
Total debt payable within one year	1,374	3,175
Long-term debt payable after one year
Public unsecured debt securities	18,877	13,643
Convertible notes	—	2,300
Delayed draw term loan	1,500	—
DOE ATVM Incentive Program	1,064	—
U.K. Export Finance Program	854	843
Other debt	768	768
Unamortized (discount)/premium	(242)	(188)
Unamortized issuance costs	(188)	(166)
Total long-term debt payable after one year	22,633	17,200	6.3%	(b)	4.4%	(b)	6.5%	(b)	4.6%	(b)
Total Company excluding Ford Credit	$24,007	$20,375

Fair value of Company debt excluding Ford Credit (c)	$27,794	$24,044

Ford Credit
Debt payable within one year
Short-term	$11,429	$14,810	1.5%		1.2%		1.6%		1.3%
Long-term payable within one year
Unsecured debt	17,185	13,660
Asset-backed debt	21,345	18,049
Unamortized (discount)/premium	2	1
Unamortized issuance costs	(17)	(13)
Fair value adjustments (d)	25	10
Total debt payable within one year	49,969	46,517
Long-term debt payable after one year
Unsecured debt	54,197	44,337
Asset-backed debt	32,276	26,654
Unamortized (discount)/premium	28	28
Unamortized issuance costs	(235)	(199)
Fair value adjustments (d)	1,442	380
Total long-term debt payable after one year	87,708	71,200	2.7%	(b)	2.6%	(b)	2.7%	(b)	2.6%	(b)
Total Ford Credit	$137,677	$117,717

Fair value of Ford Credit debt (c)	$139,796	$120,204
__________
(a)Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.
(b)Includes interest on long-term debt payable within one year and after one year.
(c)At December 31, 2020 and 2021, the fair value of debt includes $529 million and $209 million of Company excluding Ford Credit short-term debt and $10.4 billion and $14.1 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $257 million at December 31, 2020 and 2021, respectively. The carrying value of hedged debt was $45.5 billion and $37.5 billion at December 31, 2020 and 2021, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

Cash paid for interest was $1 billion, $1.4 billion, and $1.9 billion in 2019, 2020, and 2021, respectively, on Company excluding Ford Credit debt. Cash paid for interest was $4.1 billion, $3.4 billion, and $2.8 billion in 2019, 2020, and 2021, respectively, on Ford Credit debt.

Maturities

Debt maturities at December 31, 2021 were as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Adjustments	Total Debt Maturities
Company excluding Ford Credit
Public unsecured debt securities	$86	$—	$—	$1,234	$3,972	$10,737	$(242)	$15,787
DOE ATVM Incentive Program	953	—	—	—	—	—	2	955
Delayed draw term loan	1,500	—	—	—	—	—	—	1,500
Short-term and other debt	634	195	70	914	52	380	(112)	2,133
Total	$3,173	$195	$70	$2,148	$4,024	$11,117	$(352)	$20,375

Ford Credit
Unsecured debt	$27,761	$11,319	$10,730	$8,870	$5,150	$8,268	$260	$72,358
Asset-backed debt	18,758	11,791	5,207	6,736	2,220	700	(53)	45,359
Total	$46,519	$23,110	$15,937	$15,606	$7,370	$8,968	$207	$117,717

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

Company excluding Ford Credit Segment

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2020	2021
9.215% Debentures due September 15, 2021	$180	$—
8 7/8% Debentures due January 15, 2022	86	86
8.500% Notes due April 21, 2023	3,500	—
9.000% Notes due April 22, 2025	3,500	1,058
7 1/8% Debentures due November 15, 2025	209	176
0.00% Notes due March 15, 2026	—	2,300
7 1/2% Debentures due August 1, 2026	193	172
4.346% Notes due December 8, 2026	1,500	1,500
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	638	446
6 3/8% Debentures due February 1, 2029 (a)	260	202
9.30% Notes due March 1, 2030	294	294
9.625% Notes due April 22, 2030	1,000	432
7.45% GLOBLS due July 16, 2031 (a)	1,794	1,070
8.900% Debentures due January 15, 2032	151	108
3.25% Notes due February 12, 2032	—	2,500
9.95% Debentures due February 15, 2032	4	4
4.75% Notes due January 15, 2043	2,000	2,000
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
5.291% Notes due December 8, 2046	1,300	1,300
9.980% Debentures due February 15, 2047	181	114
6.20% Notes due June 1, 2059	750	750
6.00% Notes due December 1, 2059	800	800
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities	$19,057	$16,029
__________
(a)Listed on the Luxembourg Exchange and on the Singapore Exchange.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

2021 Debt Extinguishment

Pursuant to our November 2021 cash tender offer and December 2021 redemption, we repurchased or redeemed $7.6 billion principal amount of our public unsecured debt securities for an aggregate cost of $9.3 billion (including transaction costs and accrued and unpaid interest payments for such tendered securities). As a result of these transactions, we recorded a pre-tax loss of $1.7 billion (net of unamortized discounts, premiums, and fees) in Other income/(loss), net in the fourth quarter of 2021.

Environmental, Social, Governance (ESG) Bond

In November 2021, we issued $2.5 billion aggregate principal amount of green bonds with an interest rate of 3.250% under our new sustainable financing framework. We are allocating the net proceeds from this issuance to the design, development, and manufacturing of our battery electric vehicles.

Convertible Debt

In March 2021, we issued $2.3 billion aggregate principal amount of unsecured 0% Convertible Senior Notes due 2026, including $300 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The notes will not bear regular interest and the principal amount of the notes will not accrete. The total net proceeds from the offering, after deducting debt issuance costs, were approximately $2.267 billion.

Each $1,000 principal amount of the notes will be convertible into 57.1886 shares of our Common Stock, which is equivalent to a conversion price of approximately $17.49 per share, subject to adjustment upon the occurrence of specified events. The notes are convertible, at the option of the noteholders, on or after December 15, 2025. Prior to December 15, 2025, the notes are convertible only under the following circumstances:

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

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the notes to convert were not met in 2021.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

The notes were issued at par and fees associated with the issuance of these notes are amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. Amortization of issuance costs was $5 million in 2021. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of December 31, 2021 was approximately $3.2 billion. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our full year 2021 diluted EPS.

DOE ATVM Incentive Program

In September 2009, we entered into a Loan Arrangement and Reimbursement Agreement with the DOE, under which we borrowed through multiple draws $5.9 billion to finance certain costs for fuel-efficient, advanced-technology vehicles. At December 31, 2021, an aggregate $953 million was outstanding. In June 2020, the ATVM loan was modified, reducing quarterly principal payments from $148 million to $37 million. The deferred portion of the principal payments will be due upon original maturity in June 2022. As a result of our dividend payment in December 2021, the remaining quarterly principal payments revert from $37 million back to $148 million in accordance with the terms of the Loan Arrangement and Reimbursement Agreement. The ATVM loan bears interest at a blended rate based on the U.S. Treasury yield curve at the time each draw was made (with the weighted-average interest rate on all such draws being about 2.3% per annum) on the principal amount, and an additional 1.45% per annum on the deferred portion of the principal amount.

U.K. Export Finance Program

In 2020, Ford Motor Company Limited (“Ford of Britain”), our operating subsidiary in the United Kingdom, entered into, and drew in full, a £625 million term loan credit facility with a syndicate of banks to support Ford of Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided a £500 million guarantee of the credit facility under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facility to the lenders. As of December 31, 2021, the full £625 million remained outstanding. This five-year, non-amortizing loan matures on June 30, 2025.

Company Excluding Ford Credit Facilities

Total Company committed credit lines, excluding Ford Credit, at December 31, 2021 were $18.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.3 billion of local credit facilities. At December 31, 2021, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $847 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of December 31, 2021.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on September 29, 2024 and $10.1 billion of commitments maturing on September 29, 2026. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on September 29, 2024.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

In September 2021, we amended the corporate and supplemental credit agreements to remove the restrictions on our ability to repurchase shares or pay dividends. In addition, the agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Further, interest on any U.S. dollar borrowings under both the corporate and supplemental revolving credit facilities will be calculated using daily simple SOFR. Prior to the amendments, such interest was calculated using LIBOR.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. The terms and conditions of the delayed draw term loan (other than sustainability-linked provisions and the transition from LIBOR to SOFR) and the supplemental revolving credit facility are consistent with our corporate credit facility.

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the DOE include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC (formerly known as Ford Autonomous Vehicles LLC); Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Ford Credit Segment

Asset-Backed Debt

At December 31, 2021, the carrying value of our asset-backed debt was $45.4 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 24 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balance of cash related to these contributions was $25 million and $1,150 million at December 31, 2020 and December 31, 2021, respectively, and ranged from $0 to $524 million during 2020 and from $25 million to $3,700 million during 2021. Cash contributions were higher than a year ago primarily related to lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage.

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $(75) million, $(234) million, and $41 million for the years ended December 31, 2019, 2020, and 2021, respectively. See Note 20 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $1.6 billion, $1.2 billion, and $0.9 billion in 2019, 2020, and 2021, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated financial statements at December 31 were as follows (in billions):

	2020	2021
Assets
Cash and cash equivalents	$3.2	$3.8
Finance receivables, net	59.6	50.6
Net investment in operating leases	12.8	7.5

Liabilities
Debt (a)	$54.6	$45.4
__________
(a)Debt is net of unamortized discount and issuance costs.

Committed Credit Facilities

At December 31, 2021, Ford Credit’s committed capacity totaled $39.8 billion, compared with $40.6 billion at December 31, 2020.  Ford Credit’s committed capacity is primarily comprised of committed asset-backed security facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

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

Cash Flow Hedges. We have designated certain forward contracts as cash flow hedges of forecasted transactions with exposure to foreign currency exchange and commodity price risks.

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

Derivatives Not Designated as Hedging Instruments. For total Company excluding Ford Credit, we report changes in the fair value of derivatives not designated as hedging instruments through Cost of sales. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our consolidated statements of cash flows.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Cash flow hedges
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$29	$(11)	$(412)
Commodity contracts (b)	(32)	(55)	132
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(16)	290	393
Fair value changes on hedging instruments	706	986	(1,001)
Fair value changes on hedged debt	(694)	(985)	957
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(2)	(8)
Fair value changes on hedging instruments	—	38	(93)
Fair value changes on hedged debt	—	(37)	82
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	84	(310)	375
Cross-currency interest rate swap contracts	(229)	486	(507)
Interest rate contracts	(13)	(100)	(3)
Commodity contracts	—	47	170
Total	$(165)	$347	$85
__________
(a)For 2019, 2020, and 2021, an $839 million loss, a $198 million gain, and a $453 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For 2019, 2020, and 2021, a $36 million loss, a $9 million gain, and a $284 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For 2019, 2020, and 2021, a $32 million gain, a $228 million loss, and a $230 million gain, respectively, were reported in Cost of sales and a $52 million gain, an $82 million loss, and a $145 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2020			2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$15,860	$47	$383	$11,534	$74	$346
Commodity contracts	703	40	5	931	182	5
Fair value hedges
Interest rate contracts	26,924	1,331	4	23,893	544	274
Cross-currency interest rate swap contracts	885	46	—	885	—	49
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	25,956	172	399	28,463	281	198
Cross-currency interest rate swap contracts	6,849	557	1	6,533	117	61
Interest rate contracts	70,318	663	439	50,060	338	126
Commodity contracts	599	74	4	997	54	11
Total derivative financial instruments, gross (a) (b)	$148,094	$2,930	$1,235	$123,296	$1,590	$1,070

Current portion		$974	$859		$924	$535
Non-current portion		1,956	376		666	535
Total derivative financial instruments, gross		$2,930	$1,235		$1,590	$1,070
__________
(a)At December 31, 2020 and 2021, we held collateral of $9 million and $26 million, respectively, and we posted collateral of $96 million and $71 million, respectively.
(b)At December 31, 2020 and 2021, the fair value of assets and liabilities available for counterparty netting was $505 million and $719 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Global Redesign and Other Actions

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions we have initiated, primarily related to the global redesign of our business.

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

In December 2020, Ford Brazil committed to a plan to exit manufacturing operations in Brazil, which resulted in the closure of facilities in Camaçari, Taubaté, and Troller in 2021. These actions will not result in Ford Brazil being substantially liquidated, as it will continue imported vehicle sales and customer support operations, and maintain the product development center in Bahia, the proving grounds in Tatuí, São Paulo, and the regional headquarters in São Paulo.

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

India. In the third quarter of 2019, Ford committed to a plan to sell specific net assets in our India Automotive operations as part of a plan to establish a joint venture with Mahindra & Mahindra Limited (“Mahindra”). In December 2020, Ford and Mahindra mutually determined that we would not complete the joint venture (see Note 22). Subsequently, in September 2021, Ford India Private Limited (“Ford India”), our subsidiary in India, announced its plans to exit the engine and vehicle manufacturing operations at its facilities in Chennai and its vehicle manufacturing operation at its facility in Sanand. Ford India ceased vehicle manufacturing in Sanand in fourth quarter 2021 and plans to cease engine and vehicle manufacturing in Chennai by second quarter 2022. These actions will not result in Ford India being substantially liquidated, as it will continue with its powertrain operations at its engine plant in Sanand to support certain products, including those manufactured by our affiliate in Thailand, and it will continue its imported vehicle sales and customer support operations.

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

The following table summarizes the activities for the years ended December 31, which are recorded in Other liabilities and deferred revenue (in millions):

	2020	2021
Beginning balance	$734	$1,732
Changes in accruals (a)	1,598	1,150
Payments	(631)	(1,883)
Foreign currency translation	31	(49)
Ending balance	$1,732	$950
__________
(a)    Excludes pension costs of $268 million and $156 million in 2020 and 2021, respectively.

We recorded $1.4 billion of non-cash charges in 2019 for the impairment of our India Automotive operations, accelerated depreciation, and other items. In 2020, we recorded $1.4 billion of non-cash charges related to the write-off of certain tax and other assets in South America, accelerated depreciation, and other items. In addition, we recognized a pre-tax net gain on sale of assets in Brazil and Russia of $39 million, with cash proceeds of $128 million. In 2021, we recorded $739 million for accelerated depreciation and other non-cash items.

We estimate that we will incur about $2 billion in total charges in 2022 related to the actions above, primarily attributable to employee separations and dealer and supplier settlements. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Voluntary Separation Packages

As agreed in the collective bargaining agreement ratified in November 2019, during the first quarter of 2020, we offered voluntary separation packages to our UAW hourly workforce who were eligible for normal or early retirement, and recorded associated costs of $201 million in Cost of sales. All separations occurred during 2020.

Ford Credit

In June 2021, Ford Credit announced the plan of its subsidiaries in Brazil and Argentina to cease originating receivables by the end of 2021 and begin the process of selling or otherwise winding down their operations in those markets. We recorded approximately $11 million related to employee separation costs in Ford Credit interest, operating, and other expenses, the majority of which was paid in 2021.

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at December 31, 2021 of $379 million are associated with Ford Credit’s investments in Brazil and Argentina that it no longer plans to operate. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the fourth quarter of 2021, we recognized a $14 million gain on the liquidation of an entity in Brazil. The timing for the completion of the remaining actions is uncertain, as they may be subject to regulatory approval. We expect the majority of losses to be recognized in 2022.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Electriphi, Inc. (“Electriphi”). On June 18, 2021, we acquired Electriphi, a California-based provider of charging management and fleet monitoring software for electric vehicles. Assets acquired primarily include goodwill, reported in Other assets (see Note 2), and software, reported in Net property. The acquisition did not have a material impact on our financial statements.

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

On March 1, 2021, we acquired Magna’s shares in the restructured GFT. The purchase price, which is subject to post-closing revisions, presently is estimated at $273 million. We expect that the purchase price revisions will be finalized by the first quarter of 2022. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant will continue under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $273 million fair value, and recognized a pre-tax gain of $178 million in Other income/(loss), net during 2021. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT. See Note 2 for information about goodwill recognized as part of this transaction.

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

India. In 2019 and 2020, we recognized, in Cost of sales, pre-tax impairment charges of $804 million and $23 million, respectively, to adjust the carrying value of certain India Automotive operations held-for-sale assets to fair value less cost to sell in preparation to form a joint venture with Mahindra. In 2020, it was determined the joint venture with Mahindra would not be completed, and the assets and liabilities were reclassified as held and used. Because the carrying value of the net assets approximated fair value at December 31, 2020, the pre-tax impairment charges recorded in 2019 and 2020 were not adjusted as a result of the reclassification to held and used.

Ford Credit Segment

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Foreign currency translation
Beginning balance	$(4,800)	$(4,626)	$(5,526)
Gains/(Losses) on foreign currency translation	181	(1,107)	200
Less: Tax/(Tax benefit) (a)	6	(206)	143
Net gains/(losses) on foreign currency translation	175	(901)	57
(Gains)/Losses reclassified from AOCI to net income (b)	(1)	1	(18)
Other comprehensive income/(loss), net of tax (c)	174	(900)	39
Ending balance	$(4,626)	$(5,526)	$(5,487)

Marketable securities
Beginning balance	$(59)	$71	$156
Gains/(Losses) on available for sale securities	173	155	(209)
Less: Tax/(Tax benefit)	40	37	(52)
Net gains/(losses) on available for sale securities	133	118	(157)
(Gains)/Losses reclassified from AOCI to net income	(3)	(45)	(23)
Less: Tax/(Tax benefit)	—	(12)	(5)
Net (gains)/losses reclassified from AOCI to net income	(3)	(33)	(18)
Other comprehensive income/(loss), net of tax	130	85	(175)
Ending balance	$71	$156	$(19)

Derivative instruments
Beginning balance	$201	$(488)	$(266)
Gains/(Losses) on derivative instruments	(875)	207	(169)
Less: Tax/(Tax benefit)	(180)	39	(20)
Net gains/(losses) on derivative instruments	(695)	168	(149)
(Gains)/Losses reclassified from AOCI to net income	3	66	280
Less: Tax/(Tax benefit)	(3)	12	58
Net (gains)/losses reclassified from AOCI to net income (d)	6	54	222
Other comprehensive income/(loss), net of tax	(689)	222	73
Ending balance	$(488)	$(266)	$(193)

Pension and other postretirement benefits
Beginning balance	$(2,708)	$(2,685)	$(2,658)
Prior service (costs)/credits arising during the period	(15)	(21)	—
Less: Tax/(Tax benefit)	(2)	(6)	—
Net prior service (costs)/credits arising during the period	(13)	(15)	—
Amortization and recognition of prior service costs/(credits) (e)	50	63	27
Less: Tax/(Tax benefit)	10	10	6
Net prior service costs/(credits) reclassified from AOCI to net income	40	53	21
Translation impact on non-U.S. plans	(4)	(11)	(3)
Other comprehensive income/(loss), net of tax	23	27	18
Ending balance	$(2,685)	$(2,658)	$(2,640)

Total AOCI ending balance at December 31	$(7,728)	$(8,294)	$(8,339)
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
(c)In 2021, excludes a gain of $4 million related to noncontrolling interests.
(d)Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $116 million. See Note 20 for additional information.
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

VIEs of Which We are Not the Primary Beneficiary

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our affiliate investments and loans and was $3 billion and $2.8 billion at December 31, 2020 and 2021, respectively.

VIEs of Which We are the Primary Beneficiary

Securitization Entities. Through Ford Credit, we securitize, transfer, and service financial assets associated with consumer finance receivables, operating leases, and wholesale loans. Our securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote SPEs. We generally retain a portion of the economic interests in the asset-backed securitization transactions, which could be retained in the form of a portion of the senior interests, the subordinated interests, cash reserve accounts, residual interests, and servicing rights. The transfers of assets in our securitization transactions do not qualify for accounting sale treatment. In most cases, the bankruptcy remote SPEs meet the definition of VIEs for which we are the primary beneficiary and, therefore, are consolidated. We account for all securitization transactions as if they were secured financing and therefore the assets, liabilities, and related activity of these transactions are consolidated in our financial statements. See Note 19 for additional information on the accounting for asset-backed debt and the assets securing this debt.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $346 million and $357 million at December 31, 2020 and 2021, respectively. The carrying value of recorded liabilities related to financial guarantees was $46 million and $36 million at December 31, 2020 and 2021, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $245 million and $453 million at December 31, 2020 and 2021, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $48 million and $38 million at December 31, 2020 and 2021, respectively.

We guarantee the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $446 million as of December 31, 2021 represents the total proceeds we guarantee the rental company will receive on resale. Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $38 million as our best estimate of the amount we will have to pay under the guarantee.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include, but are not limited to, matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters, including trade and customs; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, or demands for field service actions, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require very large expenditures.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $1.7 billion, an increase of about $1.3 billion from December 31, 2020, primarily reflecting an assessment received in 2021 in a customs matter.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the years ended December 31 was as follows (in millions):

	2020	2021
Beginning balance	$5,702	$8,172
Payments made during the period	(3,923)	(3,952)
Changes in accrual related to warranties issued during the period	3,934	4,102
Changes in accrual related to pre-existing warranties	2,403	221
Foreign currency translation and other	56	(92)
Ending balance	$8,172	$8,451

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

Beginning in 2021, consistent with how our CODM assesses performance of the segments and makes decisions about resource allocations, we changed the measurement of our segments as follows: (i) costs and benefits related to enterprise connectivity activities included in the Mobility segment are reported in the Automotive segment; (ii) certain corporate governance expenses that benefit the global enterprise reported in the Automotive segment are reported as part of Corporate Other; and (iii) cash and other centrally managed corporate assets reported in the Automotive segment are realigned to Corporate Other.

In addition, we realigned tax-related assets within our segments to reflect our adoption of ASU 2019-12 as of January 1, 2021 (see Note 3).

Effective with fourth quarter 2021 reporting, special items now include gains and losses on investments in equity securities.

Prior period amounts were adjusted retrospectively to reflect each of the above changes.

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

Mobility Segment

The Mobility segment primarily includes development costs for Ford’s autonomous vehicles and related businesses, Ford’s equity ownership in Argo AI (a developer of autonomous driving systems), and other mobility businesses and investments.

Ford Credit Segment

The Ford Credit segment is comprised of the Ford Credit business on a consolidated basis, which is primarily vehicle-related financing and leasing activities.

Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Corporate Other assets include: cash, cash equivalents, and marketable securities; tax related assets; other investments; and other assets managed centrally.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Company debt excluding Ford Credit. The underlying liability is reported in the Automotive segment and in Corporate Other.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 26.  SEGMENT INFORMATION (Continued)

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) gains and losses on investments in equity securities, (iii) significant personnel expenses, dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iv) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. Our management ordinarily excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 26.  SEGMENT INFORMATION (Continued)

Key financial information for the years ended or at December 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
2019
Revenues	$143,604	$36	$12,260	$—	$—	$—		$—		$155,900
Income/(Loss) before income taxes	4,888	(941)	2,998	(688)	(1,020)	(5,877)	(a)	—		(640)
Depreciation and tooling amortization	5,494	8	3,666	47	—	1,278		—		10,493
Interest expense	—	—	4,389	—	1,020	—		—		5,409
Investment-related interest income	167	—	306	336	—	—		—		809
Equity in net income/(loss) of affiliated companies	83	—	31	2	—	(84)	(b)	—		32
Cash outflow for capital spending	7,362	23	52	195	—	—		—		7,632
Total assets	63,586	419	160,964	36,190	—	—		(2,622)	(c)	258,537

2020
Revenues	$115,894	$47	$11,203	$—	$—	$—		$—		$127,144
Income/(Loss) before income taxes	1,706	(1,052)	2,608	(726)	(1,649)	(2,003)	(d)	—		(1,116)
Depreciation and tooling amortization	5,209	8	3,269	52	—	236		—		8,774
Interest expense	—	—	3,402	—	1,649	—		—		5,051
Investment-related interest income	158	—	94	200	—	—		—		452
Equity in net income/(loss) of affiliated companies	296	(133)	20	1	—	(142)	(b)	—		42
Cash outflow for capital spending	5,483	44	40	175	—	—		—		5,742
Total assets	62,741	3,459	157,637	45,410	—	—		(1,986)	(c)	267,261

2021
Revenues	$126,150	$118	$10,073	$—	$—	$—		$—		$136,341
Income/(Loss) before income taxes	7,397	(1,030)	4,717	(1,084)	(1,803)	9,583	(e)	—		17,780
Depreciation and tooling amortization	5,024	8	1,666	53	—	567		—		7,318
Interest expense	—	—	2,790	—	1,803	—		—		4,593
Investment-related interest income	112	—	38	104	—	—		—		254
Equity in net income/(loss) of affiliated companies	567	(258)	31	2	—	(15)		—		327
Cash outflow for capital spending	5,979	46	44	158	—	—		—		6,227
Total assets	68,969	3,325	134,428	51,730	—	—		(1,417)	(c)	257,035
__________
(a)Primarily reflects Global Redesign actions in Europe and mark-to-market adjustments for our global pension and OPEB plans. Prior period amounts have been reclassified in accordance with special item reporting.
(b)Prior period amounts have been reclassified in accordance with special item reporting.
(c)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business. Prior period amounts have been revised to reflect adoption of ASU 2019-12.
(d)Primarily reflects Global Redesign actions in South America and Europe, mark-to-market adjustments for our global pension and OPEB plans, and the field service action for Takata airbag inflators, partially offset by the gain on our investment in Argo AI as a result of the transaction with Argo AI and VW in the second quarter of 2020. Prior period amounts have been reclassified in accordance with special item reporting.
(e)Primarily reflects gains/(losses) on investments in equity securities (including a $9.1 billion gain on our Rivian equity investment) and mark-to-market adjustments for our global pension and OPEB plans, partially offset by Global Redesign actions and the loss on extinguishment of debt.

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

Total Company revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2019		2020		2021
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$98,729	$46,434	$82,535	$45,360	$87,012	$44,271
Canada	10,855	4,842	8,711	5,111	11,153	5,773
Germany	7,930	3,225	6,526	3,197	6,237	2,708
United Kingdom	8,899	1,541	6,110	1,401	7,607	1,383
Mexico	1,451	2,909	1,030	3,669	1,440	3,903
All Other	28,036	6,748	22,232	6,296	22,892	5,462
Total Company	$155,900	$65,699	$127,144	$65,034	$136,341	$63,500
__________
(a)    Includes Net property and Net investment in operating leases from our consolidated balance sheets.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2019
Allowances deducted from assets
Credit losses	$592	$310		$372	(a)	$530
Doubtful receivables	94	18		63	(b)	49
Inventories (primarily service part obsolescence)	373	89	(c)	—		462
Deferred tax assets	973	41	(d)	171		843
Total allowances deducted from assets	$2,032	$458		$606		$1,884

For the Year Ended December 31, 2020
Allowances deducted from assets
Credit losses	$530	$840		$38	(a)	$1,332
Doubtful receivables	49	28		20	(b)	57
Inventories (primarily service part obsolescence)	462	226	(c)	—		688
Deferred tax assets	843	1,301	(d)	163		1,981
Total allowances deducted from assets	$1,884	$2,395		$221		$4,058

For the Year Ended December 31, 2021
Allowances deducted from assets
Credit losses	$1,332	$(306)		$100	(a)	$926
Doubtful receivables	57	3		13	(b)	47
Inventories (primarily service part obsolescence)	688	36	(c)	—		724
Deferred tax assets	1,981	(670)	(d)	244		1,067
Total allowances deducted from assets	$4,058	$(937)		$357		$2,764
_________
(a)Finance receivables deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments. For the year ended 2020, includes $(252) million related to the adoption of ASU 2016-13 for cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.
(b)Accounts receivable deemed to be uncollectible as well as translation adjustments.
(c)Net change in inventory allowances, including translation adjustments.
(d)Includes $(78) million, $(77) million, and $127 million in 2019, 2020, and 2021, respectively, of valuation allowances for deferred tax assets through Accumulated other comprehensive income/(loss), including translation adjustments and $(52) million, $1.2 billion, and $(797) million in 2019, 2020, and 2021, respectively, of valuation allowances for deferred tax assets through the income statement. The reversal in 2021 primarily reflects a change in our intent to pursue planning actions involving cash outlays to preserve tax credits.