Form 10-Q
period 2022-03-31
FORD MOTOR CO
filed 2022-04-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

or

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

As of April 22, 2022, Ford had outstanding 3,948,913,279 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 67

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2021	2022
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$3,262	$(3,119)
Depreciation and tooling amortization	2,103	1,857
Other amortization	(361)	(310)
Provision for/(Benefit from) credit and insurance losses	(36)	(66)
Pension and other post-retirement employee benefits (“OPEB”) expense/(income) (Note 13)	(318)	(213)
Equity method investment dividends received in excess of (earnings)/losses and impairments	68	199
Foreign currency adjustments	350	32
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(899)	5,454
Net (gain)/loss on changes in investments in affiliates (Note 4)	(166)	125
Stock compensation	41	67
Provision for deferred income taxes	427	(1,053)
Decrease/(Increase) in finance receivables (wholesale and other)	2,699	(2,192)
Decrease/(Increase) in accounts receivable and other assets	(588)	(956)
Decrease/(Increase) in inventory	(2,176)	(2,755)
Increase/(Decrease) in accounts payable and accrued and other liabilities	193	1,714
Other	(107)	132
Net cash provided by/(used in) operating activities	4,492	(1,084)

Cash flows from investing activities
Capital spending	(1,368)	(1,370)
Acquisitions of finance receivables and operating leases	(11,695)	(10,278)
Collections of finance receivables and operating leases	12,482	11,988
Purchases of marketable securities and other investments	(11,580)	(4,319)
Sales and maturities of marketable securities and other investments	11,686	7,115
Settlements of derivatives	31	212
Other	(47)	(33)
Net cash provided by/(used in) investing activities	(491)	3,315

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(3)	(405)
Purchases of common stock	—	—
Net changes in short-term debt	273	(614)
Proceeds from issuance of long-term debt	6,931	12,489
Payments of long-term debt	(14,892)	(12,975)
Other	(102)	(156)
Net cash provided by/(used in) financing activities	(7,793)	(1,661)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(93)	(24)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(3,885)	$546

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,935	$20,737
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(3,885)	546
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$22,050	$21,283

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2021	2022
	First Quarter
	(unaudited)
Revenues
Automotive	$33,554	$32,111
Ford Credit	2,663	2,281
Mobility	11	84
Total revenues (Note 3)	36,228	34,476

Costs and expenses
Cost of sales	29,297	29,036
Selling, administrative, and other expenses	2,843	2,740
Ford Credit interest, operating, and other expenses	1,624	1,357
Total costs and expenses	33,764	33,133
Operating income/(loss)	2,464	1,343
Interest expense on Company debt excluding Ford Credit	473	308
Other income/(loss), net (Note 4 and Note 17)	1,872	(4,850)
Equity in net income/(loss) of affiliated companies	79	(33)
Income/(Loss) before income taxes	3,942	(3,848)
Provision for/(Benefit from) income taxes	680	(729)
Net income/(loss)	3,262	(3,119)
Less: Income/(Loss) attributable to noncontrolling interests	—	(9)
Net income/(loss) attributable to Ford Motor Company	$3,262	$(3,110)

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.82	$(0.78)
Diluted income/(loss)	0.81	(0.78)

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,980	4,008
Diluted shares	4,016	4,008

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2021	2022
	First Quarter
	(unaudited)
Net income/(loss)	$3,262	$(3,119)
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	289	146
Marketable securities	(65)	(253)
Derivative instruments	(301)	144
Pension and other postretirement benefits	1	8
Total other comprehensive income/(loss), net of tax	(76)	45
Comprehensive income/(loss)	3,186	(3,074)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	(9)
Comprehensive income/(loss) attributable to Ford Motor Company	$3,186	$(3,065)

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	March 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$20,540	$21,013
Marketable securities (Note 7)	29,053	20,215
Ford Credit finance receivables, net of allowance for credit losses of $282 and $262 (Note 8)	32,543	32,775
Trade and other receivables, less allowances of $48 and $77	11,370	13,031
Inventories (Note 9)	12,065	14,647
Assets held for sale (Note 17)	—	826
Other assets	3,425	3,635
Total current assets	108,996	106,142
Ford Credit finance receivables, net of allowance for credit losses of $643 and $583 (Note 8)	51,256	50,000
Net investment in operating leases	26,361	25,546
Net property	37,139	36,625
Equity in net assets of affiliated companies	4,545	4,306
Deferred income taxes	13,796	14,991
Other assets	14,942	15,376
Total assets	$257,035	$252,986

LIABILITIES
Payables	$22,349	$23,256
Other liabilities and deferred revenue (Note 12 and Note 20)	18,686	18,263
Debt payable within one year (Note 14)
Company excluding Ford Credit	3,175	2,927
Ford Credit	46,517	45,359
Liabilities held for sale (Note 17)	—	547
Total current liabilities	90,727	90,352
Other liabilities and deferred revenue (Note 12 and Note 20)	27,705	28,501
Long-term debt (Note 14)
Company excluding Ford Credit	17,200	17,158
Ford Credit	71,200	70,157
Deferred income taxes	1,581	1,734
Total liabilities	208,413	207,902

EQUITY
Common Stock, par value $0.01 per share (4,066 million shares issued of 6 billion authorized)	40	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,611	22,550
Retained earnings	35,769	32,251
Accumulated other comprehensive income/(loss) (Note 18)	(8,339)	(8,294)
Treasury stock	(1,563)	(1,564)
Total equity attributable to Ford Motor Company	48,519	44,985
Equity attributable to noncontrolling interests	103	99
Total equity	48,622	45,084
Total liabilities and equity	$257,035	$252,986

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2021	March 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,473
Ford Credit finance receivables, net	43,001	42,119
Net investment in operating leases	7,540	10,191
Other assets	39	152
LIABILITIES
Other liabilities and deferred revenue	$6	$1
Debt	38,274	40,139

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common Stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974

Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084
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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring entities to provide certain disclosures in annual period financial statements for those transactions with governments that are accounted for by applying a grant or contribution accounting model via analogy to other applicable accounting standards. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

We also adopted the following ASUs during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-04	Issuer’s Accounting for Certain Modifications or Exchanges of Warrants	January 1, 2022
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are assessing the effect of the new standard on our consolidated financial statements and disclosures.

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact to our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,135	$—	$32,135
Used vehicles	745	—	745
Services and other revenue (a)	608	16	624
Revenues from sales and services	33,488	16	33,504

Leasing income	77	1,380	1,457
Financing income	—	1,243	1,243
Insurance income	—	24	24
Total revenues	$33,565	$2,663	$36,228

	First Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$30,991	$—	$30,991
Used vehicles	429	—	429
Services and other revenue (a)	722	19	741
Revenues from sales and services	32,142	19	32,161

Leasing income	53	1,211	1,264
Financing income	—	1,040	1,040
Insurance income	—	11	11
Total revenues	$32,195	$2,281	$34,476
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase related to revenue recognized in prior periods of $359 million and $211 million in the first quarter of 2021 and 2022, respectively.

We had a balance of $4.3 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2021 and March 31, 2022. We expect to recognize approximately $1 billion of the unearned amount in the remainder of 2022, $1.2 billion in 2023, and $2.1 billion thereafter. We recognized $342 million and $365 million of unearned amounts as revenue during the first quarter of 2021 and 2022, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $309 million and $317 million in deferred costs as of December 31, 2021 and March 31, 2022, respectively. We recognized $20 million and $22 million of amortization during the first quarter of 2021 and 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2021	2022
Net periodic pension and OPEB income/(cost), excluding service cost (a)	$612	$459
Investment-related interest income	72	61
Interest income/(expense) on income taxes	(3)	5
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (b)	899	(5,454)
Gains/(Losses) on changes in investments in affiliates (c)	166	(125)
Royalty income	171	144
Other	(45)	60
Total	$1,872	$(4,850)
__________
(a)    See Note 13 for additional information relating to our pension and OPEB remeasurements.
(b)    Includes a $0.9 billion unrealized gain and a $5.4 billion unrealized loss on our Rivian equity investment in the first quarter of 2021 and 2022, respectively.
(c)    Primarily reflects a gain on Getrag Ford Transmission GmbH in first quarter 2021 (see Note 17), and a loss on the Ford Credit Brazil liquidation in first quarter 2022 (see Note 16).

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2021	2022
Net income/(loss) attributable to Ford Motor Company	$3,262	$(3,110)

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,980	4,008
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	36	—
Diluted shares	4,016	4,008
__________
(a)    In the first quarter of 2022, there were 56 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,877	$711	$3,588
U.S. government agencies	2	355	240	595
Non-U.S. government and agencies	2	55	152	207
Corporate debt	2	105	940	1,045
Total marketable securities classified as cash equivalents		3,392	2,043	5,435
Cash, time deposits, and money market funds		6,185	8,920	15,105
Total cash and cash equivalents		$9,577	$10,963	$20,540

Marketable securities
U.S. government	1	$4,018	$864	$4,882
U.S. government agencies	2	2,270	75	2,345
Non-U.S. government and agencies	2	3,373	697	4,070
Corporate debt	2	6,299	304	6,603
Equities (a)	1	10,673	—	10,673
Other marketable securities	2	247	233	480
Total marketable securities		$26,880	$2,173	$29,053

Restricted cash		$69	$128	$197

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—
		March 31, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,723	$615	$2,338
U.S. government agencies	2	1,072	200	1,272
Non-U.S. government and agencies	2	830	436	1,266
Corporate debt	2	50	889	939
Total marketable securities classified as cash equivalents		3,675	2,140	5,815
Cash, time deposits, and money market funds		6,759	8,439	15,198
Total cash and cash equivalents		$10,434	$10,579	$21,013

Marketable securities
U.S. government	1	$2,928	$413	$3,341
U.S. government agencies	2	2,120	75	2,195
Non-U.S. government and agencies	2	2,486	1,036	3,522
Corporate debt	2	5,151	297	5,448
Equities (a)	1	5,223	—	5,223
Other marketable securities	2	271	215	486
Total marketable securities		$18,179	$2,036	$20,215

Restricted cash		$75	$119	$194

Cash, cash equivalents, and restricted cash in held-for-sale assets		$76	$—	$76
__________
(a)Includes $10.6 billion and $5.1 billion of Rivian common shares valued at $103.69 and $50.24 per share as of December 31, 2021 and March 31, 2022, respectively. During full year 2021 and first quarter 2022, we recognized an unrealized gain of $8.3 billion and an unrealized loss of $5.4 billion, respectively. At April 26, 2022, Rivian common shares were valued at $30.68 per share. Ford’s Rivian shares are subject to a contractual 180-day lock-up period that commenced with Rivian’s initial public offering (“IPO”) on November 10, 2021.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,821	$12	$(14)	$3,819	$1,360	$2,435	$24
U.S. government agencies	2,249	2	(21)	2,230	316	1,802	112
Non-U.S. government and agencies	2,599	6	(21)	2,584	854	1,708	22
Corporate debt	6,373	21	(23)	6,371	2,645	3,726	—
Other marketable securities	228	1	(1)	228	—	150	78
Total	$15,270	$42	$(80)	$15,232	$5,175	$9,821	$236

	March 31, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,910	$—	$(79)	$2,831	$935	$1,874	$22
U.S. government agencies	2,220	—	(78)	2,142	427	1,629	86
Non-U.S. government and agencies	2,384	—	(82)	2,302	441	1,847	14
Corporate debt	5,290	2	(125)	5,167	1,558	3,601	8
Other marketable securities	261	—	(6)	255	—	186	69
Total	$13,065	$2	$(370)	$12,697	$3,361	$9,137	$199

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2021	2022
Company excluding Ford Credit
Sales proceeds	$2,880	$4,004
Gross realized gains	13	6
Gross realized losses	2	6

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,598	$(14)	$—	$—	$2,598	$(14)
U.S. government agencies	1,809	(19)	73	(2)	1,882	(21)
Non-U.S. government and agencies	1,614	(20)	38	(1)	1,652	(21)
Corporate debt	3,637	(21)	71	(2)	3,708	(23)
Other marketable securities	178	(1)	15	—	193	(1)
Total	$9,836	$(75)	$197	$(5)	$10,033	$(80)

	March 31, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,788	$(79)	$—	$—	$2,788	$(79)
U.S. government agencies	1,966	(77)	73	(1)	2,039	(78)
Non-U.S. government and agencies	2,120	(81)	38	(1)	2,158	(82)
Corporate debt	4,683	(123)	71	(2)	4,754	(125)
Other marketable securities	236	(6)	15	—	251	(6)
Total	$11,793	$(366)	$197	$(4)	$11,990	$(370)

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2022, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$20,540	$21,013
Restricted cash (a)	197	194
Cash, cash equivalents, and restricted cash in held-for-sale assets	—	76
Total cash, cash equivalents, and restricted cash	$20,737	$21,283
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2021	March 31, 2022
Consumer
Retail installment contracts, gross	$69,148	$67,699
Finance leases, gross	7,318	7,079
Retail financing, gross	76,466	74,778
Unearned interest supplements	(3,020)	(2,796)
Consumer finance receivables	73,446	71,982
Non-Consumer
Dealer financing	11,278	11,638
Non-Consumer finance receivables	11,278	11,638
Total recorded investment	$84,724	$83,620

Recorded investment in finance receivables	$84,724	$83,620
Allowance for credit losses	(925)	(845)
Total finance receivables, net	$83,799	$82,775

Current portion	$32,543	$32,775
Non-current portion	51,256	50,000
Total finance receivables, net	$83,799	$82,775

Net finance receivables subject to fair value (a)	$76,796	$76,005
Fair value (b)	77,648	75,229
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2021 and 2022 was $90 million and $77 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2021 and March 31, 2022, accrued interest was $125 million and $122 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2021 and March 31, 2022, were consumer receivables of $39 billion and $38.3 billion, respectively, and non-consumer receivables of $12 billion and $11.9 billion, respectively, (including Automotive receivables sold to Ford Credit, which we report in Trade and other receivables), that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61 - 120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,607	6,559	12,689	22,701	27,322	72,690	99.0
Total	$868	$2,675	$6,683	$12,847	$22,938	$27,435	$73,446	100.0%

The credit quality analysis of consumer receivables at March 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$76	$84	$116	$192	$123	$9	$600	0.8%
61 - 120 days past due	11	16	20	31	26	1	105	0.2
Greater than 120 days past due	15	6	8	13	1	—	43	—
Total past due	102	106	144	236	150	10	748	1.0
Current	2,564	5,354	10,871	20,319	25,281	6,845	71,234	99.0
Total	$2,666	$5,460	$11,015	$20,555	$25,431	$6,855	$71,982	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$6,751	$7,860	69.7%
Group II	11	7	26	2	4	54	104	2,689	2,793	24.8
Group III	8	—	1	—	1	20	30	529	559	4.9
Group IV	—	—	4	—	—	6	10	56	66	0.6
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$10,025	$11,278	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

The credit quality analysis of dealer financing receivables at March 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$470	$155	$44	$78	$232	$111	$1,090	$7,096	$8,186	70.3%
Group II	12	26	1	5	13	42	99	2,845	2,944	25.3
Group III	8	—	—	—	5	11	24	423	447	3.9
Group IV	—	5	—	1	2	2	10	51	61	0.5
Total (a)	$490	$186	$45	$84	$252	$166	$1,223	$10,415	$11,638	100.0%
__________
(a)Total past due dealer financing receivables at March 31, 2022 were $13 million.

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

Troubled Debt Restructuring (“TDR”). A restructuring of debt constitutes a TDR if Ford Credit grants a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that Ford Credit otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. Ford Credit does not grant concessions on the principal balance of the receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2021
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305
Charge-offs	(97)	—	(97)
Recoveries	53	3	56
Provision for/(Benefit from) credit losses	(30)	(10)	(40)
Other (a)	(1)	—	(1)
Ending balance	$1,170	$53	$1,223

	First Quarter 2022
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925
Charge-offs	(62)	—	(62)
Recoveries	43	1	44
Provision for/(Benefit from) credit losses	(59)	(5)	(64)
Other (a)	1	1	2
Ending balance	$826	$19	$845
__________
(a)    Primarily represents amounts related to translation adjustments.

During the first quarter of 2022, the allowance for credit losses decreased $80 million, primarily reflecting improvement in the economic outlook that caused Ford Credit to lower its expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs in the quarter ended March 31, 2022 remained low, due in part to high vehicle auction values, the impact of higher inflation on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2021	March 31, 2022
Raw materials, work-in-process, and supplies	$5,785	$6,117
Finished products	6,280	8,530
Total inventories	$12,065	$14,647

Finished products at March 31, 2022 in the table above includes approximately 53,000 vehicles completed but awaiting installation of components affected by the semiconductor supply shortage, after which, they will proceed through an additional quality review process prior to being shipped to our dealers.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $0.9 billion and $1.2 billion at December 31, 2021 and March 31, 2022, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at March 31, 2022 is $138 million.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $619 million and $617 million at December 31, 2021 and March 31, 2022, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	March 31, 2022
Current
Dealer and dealers’ customer allowances and claims	$8,300	$8,134
Deferred revenue	2,349	2,328
Employee benefit plans	1,687	1,289
Accrued interest	888	781
OPEB (a)	332	333
Pension (a)	202	202
Operating lease liabilities	345	351
Other	4,583	4,845
Total current other liabilities and deferred revenue	$18,686	$18,263
Non-current
Pension (a)	$8,658	$8,407
OPEB (a)	5,708	5,669
Dealer and dealers’ customer allowances and claims	4,909	5,076
Deferred revenue	4,683	4,864
Operating lease liabilities	1,048	1,032
Employee benefit plans	1,007	990
Other	1,692	2,463
Total non-current other liabilities and deferred revenue	$27,705	$28,501
__________
(a)Balances at March 31, 2022 reflect pension and OPEB liabilities at December 31, 2021, updated (where applicable) for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021. Included in Other assets are pension assets of $8.5 billion and $8.8 billion at December 31, 2021 and March 31, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2021	2022	2021	2022	2021	2022
Service cost	$138	$125	$144	$111	$12	$10
Interest cost	223	263	99	134	32	37
Expected return on assets	(702)	(642)	(285)	(268)	—	—
Amortization of prior service costs/(credits)	1	—	5	7	(3)	(1)
Net remeasurement (gain)/loss	423	—	(484)	—	—	—
Separation programs/other	2	4	37	7	—	—
Settlements and curtailments	39	—	1	—	—	—
Net periodic benefit cost/(income)	$124	$(250)	$(483)	$(9)	$41	$46

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the first quarter of 2021 and 2022, we recognized expenses of $38 million and $7 million, respectively, in non-U.S. pension plans related to ongoing redesign programs. Until our Global Redesign programs are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2022, we expect to contribute between $700 million and $800 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first quarter of 2022, we contributed $174 million to our global funded pension plans and made $98 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2021	March 31, 2022
Company excluding Ford Credit
Debt payable within one year
Short-term	$286	$275
Long-term payable within one year
Public unsecured debt securities	86	—
U.S. Department of Energy Advanced Technology Vehicles Manufacturing (“DOE ATVM”) Incentive Program	953	806
Delayed draw term loan	1,500	1,500
Other debt	348	345
Unamortized (discount)/premium	2	1
Total debt payable within one year	3,175	2,927
Long-term debt payable after one year
Public unsecured debt securities	13,643	13,643
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	843	820
Other debt	768	735
Unamortized (discount)/premium	(188)	(180)
Unamortized issuance costs	(166)	(160)
Total long-term debt payable after one year	17,200	17,158
Total Company excluding Ford Credit	$20,375	$20,085
Fair value of Company debt excluding Ford Credit (b)	$24,044	$21,395
Ford Credit
Debt payable within one year
Short-term	$14,810	$14,088
Long-term payable within one year
Unsecured debt	13,660	12,045
Asset-backed debt	18,049	19,219
Unamortized (discount)/premium	1	1
Unamortized issuance costs	(13)	(14)
Fair value adjustments (c)	10	20
Total debt payable within one year	46,517	45,359
Long-term debt payable after one year
Unsecured debt	44,337	43,651
Asset-backed debt	26,654	27,365
Unamortized (discount)/premium	28	26
Unamortized issuance costs	(199)	(205)
Fair value adjustments (c)	380	(680)
Total long-term debt payable after one year	71,200	70,157
Total Ford Credit	$117,717	$115,516
Fair value of Ford Credit debt (b)	$120,204	$115,576
__________
(a)As of March 31, 2022, each $1,000 principal amount of the notes will be convertible into 57.7721 shares of our Common Stock, which is equivalent to a conversion price of approximately $17.31 per share. We recognized $0.2 million and $1.7 million of issuance cost amortization during the first quarter of 2021 and 2022, respectively.
(b)At December 31, 2021 and March 31, 2022, the fair value of debt includes $209 million and $201 million of Company excluding Ford Credit short-term debt and $14.1 billion and $13.5 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $242 million at December 31, 2021 and March 31, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $36.3 billion at December 31, 2021 and March 31, 2022, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2021	2022
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(15)	$(90)
Commodity contracts (b)	8	58
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	101	76
Fair value changes on hedging instruments	(641)	(986)
Fair value changes on hedged debt	590	991
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(3)	(3)
Fair value changes on hedging instruments	(50)	(37)
Fair value changes on hedged debt	44	41
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	233	(46)
Cross-currency interest rate swap contracts	(245)	(227)
Interest rate contracts	(31)	123
Commodity contracts	55	109
Total	$46	$9
__________
(a)For the first quarter of 2021 and 2022, a $461 million loss and a $128 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2021 and 2022, an $80 million gain and a $284 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2021 and 2022, a $181 million gain and a $44 million loss, respectively, were reported in Cost of sales, and a $52 million gain and a $2 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			March 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,534	$74	$346	$10,359	$13	$336
Commodity contracts	931	182	5	890	374	—
Fair value hedges
Interest rate contracts	23,893	544	274	21,985	41	758
Cross-currency interest rate swap contracts	885	—	49	885	—	79
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	28,463	281	198	25,535	177	294
Cross-currency interest rate swap contracts	6,533	117	61	6,520	51	276
Interest rate contracts	50,060	338	126	49,854	496	195
Commodity contracts	997	54	11	823	163	11
Total derivative financial instruments, gross (a) (b)	$123,296	$1,590	$1,070	$116,851	$1,315	$1,949

Current portion		$924	$535		$837	$753
Non-current portion		666	535		478	1,196
Total derivative financial instruments, gross		$1,590	$1,070		$1,315	$1,949
__________
(a)At December 31, 2021 and March 31, 2022, we held collateral of $26 million and $102 million, respectively, and we posted collateral of $71 million and $109 million, respectively.
(b)At December 31, 2021 and March 31, 2022, the fair value of assets and liabilities available for counterparty netting was $719 million and $429 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions initiated, primarily related to the global redesign of our business:

•Ford Motor Company Brasil Ltda. exited manufacturing operations in Brazil, which resulted in the closure of facilities in Camaçari, Taubaté, and Troller in 2021
•Ford Motor Company Limited ceased production at the Bridgend plant in the United Kingdom and the facility was closed in September 2020
•Ford India Private Limited ceased vehicle manufacturing in Sanand in fourth quarter 2021 and plans to cease engine and vehicle manufacturing in Chennai by mid-2022
•Ford Espana S.L. ceased production of the Mondeo at the Valencia plant in Spain in March 2022

In addition, we are continuing to reduce our global workforce and take other restructuring actions.

The following table summarizes the activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2021	2022
Beginning balance	$1,732	$950
Changes in accruals (a)	193	66
Payments	(291)	(205)
Foreign currency translation	(135)	18
Ending balance	$1,499	$829
__________
(a)Excludes pension costs of $38 million and $7 million in the first quarter of 2021 and 2022, respectively.

We recorded $302 million and $23 million in the first quarter of 2021 and 2022, respectively, for accelerated depreciation and other non-cash items. In addition, we recognized a pre-tax net gain on sale of assets of $32 million in the first quarter of 2022.

We estimate that we will incur total charges in 2022 that range between $1.0 billion and $1.5 billion related to the actions above, primarily attributable to employee separations and dealer and supplier settlements. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at March 31, 2022 of $259 million are associated with Ford Credit’s investments in Brazil and Argentina, that it no longer plans to operate. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the first quarter of 2022, we recognized a $119 million loss on the liquidation of two investments in Brazil. Although the timing for the completion of the remaining actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Romania S.A. (“Ford Romania”). In the first quarter of 2022, we entered into an agreement to sell our wholly-owned Ford Romania subsidiary to Ford Otosan, a joint venture in which Ford has a 41% ownership share. This transaction will result in the deconsolidation of Ford Romania. Following the sale, the plant in Craiova, Romania will continue to manufacture Ford-branded vehicles for Ford and Ford Otosan. We expect to complete the sale in mid-2022.

We have reported the assets and liabilities of the Ford Romania operations as held for sale and ceased depreciation and amortization of those assets. The assets and liabilities classified as held for sale for the period ended March 31, were as follows (in millions):

March 31, 2022
Assets
Trade and other receivables, net	$392
Inventories	201
Other assets, current	16
Net property	433
Other assets, non-current	12
Total Company excluding Ford Credit assets of held-for-sale operations	1,054
Less: Intercompany asset balances	(357)
Total assets of held-for-sale operations (a)	$697

Liabilities
Payables	$538
Other liabilities and deferred revenue, current	17
Company excluding Ford Credit debt payable within one year	—
Other liabilities and deferred revenue, non-current	4
Total Company excluding Ford Credit liabilities of held-for-sale operations	559
Less: Intercompany liability balances	(40)
Total liabilities of held-for-sale operations (a)	$519
__________
(a)    As of March 31, 2022, intercompany items and transactions have been eliminated on the consolidated balance sheets. Upon closing, the buyer will assume the intercompany assets and liabilities. Accordingly, we have presented those balances in the table for informational purposes.

Held-for-sale assets are measured at the lower of carrying amount or fair value less cost to sell. We estimated the fair value using a market approach based on the negotiated value of the assets, and determined the assets held for sale were not impaired.

Skinny Labs Inc., dba Spin (“Spin”). In the first quarter of 2022, we entered into an agreement to sell Spin, our wholly-owned micro-mobility provider. Accordingly, we have reported the $116 million of assets, including $76 million of cash, and $28 million of liabilities of this operation as held for sale for the period ended March 31, 2022. We determined the assets held for sale were not impaired.

On April 1, 2022, we completed the sale of Spin to TIER Mobility SE, a German-based micro-mobility provider, which will result in the deconsolidation of our Spin subsidiary in the second quarter of 2022. In exchange for our shares of Spin, we received preferred equity in TIER Mobility SE, which we will reflect in our consolidated balance sheets in Other assets in the second quarter of 2022. We expect the fair value of the preferred equity to approximate the carrying value of Spin at the time of the transaction.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES (Continued)

Electriphi, Inc. (“Electriphi”). On June 18, 2021, we acquired Electriphi, a California-based provider of charging management and fleet monitoring software for electric vehicles. Assets acquired primarily include goodwill, reported in Other assets, and software, reported in Net property. The acquisition did not have a material impact on our financial statements.

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

On March 1, 2021, we acquired Magna’s shares in the restructured GFT. The purchase price, which was subject to post-closing revisions, was $275 million. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant will continue under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $275 million fair value, and recognized in Other income/(loss), net a pre-tax gain of $178 million during 2021 and post-closing revisions resulting in a pre-tax gain of $2 million during the first quarter of 2022. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2021	2022
Foreign currency translation
Beginning balance	$(5,526)	$(5,487)
Gains/(Losses) on foreign currency translation	394	(71)
Less: Tax/(Tax benefit) (a)	97	(96)
Net gains/(losses) on foreign currency translation	297	25
(Gains)/Losses reclassified from AOCI to net income (b)	(8)	121
Other comprehensive income/(loss), net of tax	289	146
Ending balance	$(5,237)	$(5,341)

Marketable securities
Beginning balance	$156	$(19)
Gains/(Losses) on available for sale securities	(76)	(330)
Less: Tax/(Tax benefit)	(19)	(77)
Net gains/(losses) on available for sale securities	(57)	(253)
(Gains)/Losses reclassified from AOCI to net income	(11)	—
Less: Tax/(Tax benefit)	(3)	—
Net (gains)/losses reclassified from AOCI to net income	(8)	—
Other comprehensive income/(loss), net of tax	(65)	(253)
Ending balance	$91	$(272)

Derivative instruments
Beginning balance	$(266)	$(193)
Gains/(Losses) on derivative instruments	(381)	156
Less: Tax/(Tax benefit)	(74)	37
Net gains/(losses) on derivative instruments	(307)	119
(Gains)/Losses reclassified from AOCI to net income	7	32
Less: Tax/(Tax benefit)	1	7
Net (gains)/losses reclassified from AOCI to net income (c)	6	25
Other comprehensive income/(loss), net of tax	(301)	144
Ending balance	$(567)	$(49)

Pension and other postretirement benefits
Beginning balance	$(2,658)	$(2,640)
Amortization and recognition of prior service costs/(credits)	3	6
Less: Tax/(Tax benefit)	1	1
Net prior service costs/(credits) reclassified from AOCI to net income	2	5
Translation impact on non-U.S. plans	(1)	3
Other comprehensive income/(loss), net of tax	1	8
Ending balance	$(2,657)	$(2,632)

Total AOCI ending balance at March 31	$(8,370)	$(8,294)
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
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $11 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and loans and was $2.8 billion and $3 billion at December 31, 2021 and March 31, 2022, respectively.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $357 million and $358 million at December 31, 2021 and March 31, 2022, respectively. The carrying value of recorded liabilities related to financial guarantees was $36 million and $35 million at December 31, 2021 and March 31, 2022, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $453 million and $295 million at December 31, 2021 and March 31, 2022, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $38 million and $16 million at December 31, 2021 and March 31, 2022, respectively.

Included in the $295 million of maximum potential payments at March 31, 2022 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $288 million as of March 31, 2022 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded $16 million as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax, customs, and regulatory matters, for which we estimate the aggregate risk to be a range of up to about $2.1 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2021	2022
Beginning balance	$8,172	$8,451
Payments made during the period	(1,086)	(984)
Changes in accrual related to warranties issued during the period	1,000	793
Changes in accrual related to pre-existing warranties	(141)	21
Foreign currency translation and other	(40)	38
Ending balance	$7,905	$8,319

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $700 million in the aggregate.

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

Effective with fourth quarter 2021 reporting, special items include gains and losses on investments in equity securities. Prior period amounts were adjusted retrospectively to reflect the change.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
First Quarter 2021
Revenues	$33,554	$11	$2,663	$—	$—	$—		$—		$36,228
Income/(Loss) before income taxes	3,397	(207)	962	(240)	(473)	503	(a)	—		3,942
Equity in net income/(loss) of affiliated companies	172	(60)	5	1	—	(39)	(a)	—		79
Total assets	65,633	3,612	146,349	46,492	—	—		(1,267)	(b)	260,819

First Quarter 2022
Revenues	$32,111	$84	$2,281	$—	$—	$—		$—		$34,476
Income/(Loss) before income taxes	1,891	(242)	928	(251)	(308)	(5,866)	(c)	—		(3,848)
Equity in net income/(loss) of affiliated companies	139	(75)	6	1	—	(104)	(d)	—		(33)
Total assets	72,437	3,501	132,582	45,130	—	—		(664)	(b)	252,986
__________
(a)Primarily reflects gains/(losses) on investments in equity securities (including a $902 million unrealized gain on our Rivian equity investment) and Global Redesign actions.
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Primarily reflects gains/(losses) on investments in equity securities (including a $5.4 billion unrealized loss on our Rivian equity investment).
(d)Primarily reflects the full impairment of our Ford Sollers Netherlands B.V. (the parent company of our joint venture in Russia) equity method investment, resulting from the ongoing regulatory and economic uncertainty in Russia.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

KEY TRENDS AND ECONOMIC FACTORS AFFECTING FORD AND THE AUTOMOTIVE INDUSTRY

The following supplements the key trends and economic factors discussed on pages 34 and 35 of our 2021 Form 10‑K:

COVID-19 and Supplier Disruptions. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions, including China where lock-downs due to COVID-19 have been imposed in more than 40 cities, continue to cause intermittent COVID-19-related disruptions in our supply chain and local manufacturing operations. We also continue to face supplier disruptions due to the semiconductor shortage. Further, actions taken by Russia in Ukraine could impact our suppliers, particularly our lower tier suppliers, as well as our operations in Europe. For additional information on the impact of supplier disruptions, see the Outlook section on page 54.

Commodities. Prices for commodities remain volatile, and recently we have experienced price increases for base metals (e.g., steel and aluminum), precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel for batteries). Global demand and differences in output across sectors due to the COVID-19 pandemic have generated divergence in price movements across different commodities. The net impact on us overall has been higher material costs. To help ensure supply of raw materials for critical components (e.g., batteries), we, like others in the industry, plan to enter into multi-year sourcing agreements. For additional information on commodity costs, see the Outlook section on page 54.

Inflation. Despite recent increases, interest rates, notably mature market government bond yields, remain low by historical standards. At the same time, inflation has accelerated and government deficits and debt remain at high levels in many major markets. In the United States, inflation rose 8.5% annually in March 2022 to a 40-year high as Russia’s invasion of Ukraine drove up energy costs as well as other costs, such as freight premiums. We are seeing a near-term impact on our business due to inflationary pressure. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our plan period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the first quarter of 2022, the net loss attributable to Ford Motor Company was $3,110 million, and Company adjusted EBIT was $2,326 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 21 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	First Quarter
	2021	2022
Global Redesign
Europe	$(94)	$(22)
India	—	(28)
South America	(322)	(27)
Separations and Other (not included above)	—	19
Subtotal Global Redesign	$(416)	$(58)
Other Items
Mark-to-market gain/(loss) on Rivian investment	$902	$(5,449)
Ford Credit – Brazil restructuring (see Note 16)	—	(119)
Russia suspension of operations/asset write-off	—	(138)
Patent matters related to prior calendar years	—	(135)
Other	(5)	33
Subtotal Other Items	$897	$(5,808)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$61	$—
Pension settlements and curtailments	(39)	—
Subtotal Pension and OPEB Gain/(Loss)	$22	$—
Total EBIT Special Items	$503	$(5,866)

Cash effect of Global Redesign (incl. separations)	$(345)	$(148)

Provision for/(Benefit from) tax special items (a)	$58	$(1,192)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $5.9 billion of pre-tax special item charges in the first quarter of 2022, driven primarily by a mark-to-market loss on our Rivian investment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our first quarter 2022 key metrics for the Company, compared to a year ago.

	First Quarter
	2021	2022	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$4.5	$(1.1)	$(5.6)
Revenue ($M)	36,228	34,476	(5)%
Net Income/(Loss) ($M)	3,262	(3,110)	$(6,372)
Net Income/(Loss) Margin (%)	9.0%	(9.0)%	(18.0) ppts
EPS (Diluted)	$0.81	$(0.78)	$(1.59)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(0.4)	$(0.6)	$(0.2)
Company Adj. EBIT ($M)	3,912	2,326	(1,586)
Company Adj. EBIT Margin (%)	10.8%	6.7%	(4.1) ppts
Adjusted EPS (Diluted)	$0.70	$0.38	$(0.32)
Adjusted ROIC (Trailing Four Quarters)	6.6%	7.8%	1.2 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2022, our diluted earnings per share of Common and Class B Stock was a loss of $0.78 and our diluted adjusted earnings per share was $0.38.

Net income/(loss) margin was negative 9.0% in the first quarter of 2022, down 18.0 percentage points from a year ago. Company adjusted EBIT margin was 6.7% in the first quarter of 2022, down 4.1 percentage points from a year ago.

The year-over-year decrease of $6.4 billion in net income/(loss) in the first quarter of 2022 includes the effect of special items, including a mark-to-market loss on our Rivian investment, as well as lower Automotive EBIT. The year-over-year decrease of $1.6 billion in Company adjusted EBIT was driven by lower Automotive EBIT.

The table below shows our first quarter 2022 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	First Quarter
	2021	2022	H / (L)
Automotive	$3,397	$1,891	$(1,506)
Mobility	(207)	(242)	(35)
Ford Credit	962	928	(34)
Corporate Other	(240)	(251)	(11)
Company Adjusted EBIT (a)	3,912	2,326	(1,586)
Interest on Debt	(473)	(308)	(165)
Special Items	503	(5,866)	6,369
Taxes / Noncontrolling Interests	(680)	738	(1,418)
Net Income/(Loss)	$3,262	$(3,110)	$(6,372)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our first quarter 2022 Automotive segment EBIT by business unit (in millions).

	First Quarter
	2021	2022	H / (L)
North America	$2,943	$1,591	$(1,352)
South America	(73)	50	123
Europe	341	207	(134)
China (including Taiwan)	(15)	(53)	(38)
International Markets Group	201	96	(105)
Automotive Segment	$3,397	$1,891	$(1,506)

The tables below and on the following pages provide first quarter 2022 key metrics and the change in first quarter 2022 EBIT compared with first quarter 2021 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	5.3%	4.8%	(0.6) ppts
Wholesale Units (000)	1,062	966	(96)
Revenue ($M)	$33,554	$32,111	$(1,443)
EBIT ($M)	3,397	1,891	(1,506)
EBIT Margin (%)	10.1%	5.9%	(4.2) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$3,397
Volume / Mix	(1,096)
Net Pricing	1,693
Cost	(1,868)
Exchange	(25)
Other	(210)
First Quarter 2022 EBIT	$1,891

In the first quarter of 2022, wholesales decreased 9% from a year ago, primarily reflecting the impact of supply constraints on production, including semiconductors. First quarter 2022 revenue decreased 4%, driven by lower wholesales, weaker currencies, and unfavorable mix, partially offset by higher net pricing.

Our first quarter 2022 Automotive segment EBIT was $1.9 billion, a decrease of $1.5 billion from a year ago, and our first quarter 2022 Automotive EBIT margin was 5.9%. The lower EBIT was driven by inflationary increases on commodity and freight costs, higher warranty expense, unfavorable mix due to supplier constraints on full size pick-up trucks and large SUVs in North America, and lower wholesales. Higher net pricing was a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	12.5%	12.0%	(0.5) ppts
Wholesale Units (000)	533	514	(20)
Revenue ($M)	$22,993	$22,318	$(675)
EBIT ($M)	2,943	1,591	(1,352)
EBIT Margin (%)	12.8%	7.1%	(5.7) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$2,943
Volume / Mix	(883)
Net Pricing	1,098
Cost	(1,356)
Exchange	(16)
Other	(195)
First Quarter 2022 EBIT	$1,591

In North America, first quarter 2022 wholesales decreased 4% from a year ago, primarily reflecting the impact of supply constraints on production, including semiconductors. First quarter 2022 revenue decreased 3%, driven by lower wholesales and unfavorable mix, partially offset by higher net pricing.

North America’s first quarter 2022 EBIT decreased $1.4 billion from a year ago with an EBIT margin of 7.1%. The lower EBIT was driven by inflationary increases on commodity and freight costs, higher warranty expense, unfavorable mix (due to supplier constraints on full size pick-up trucks and large SUVs), and lower wholesales. Higher net pricing was a partial offset.

South America

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	3.6%	2.2%	(1.4) ppts
Wholesale Units (000)	18	15	(2)
Revenue ($M)	$436	$579	$143
EBIT ($M)	(73)	50	123
EBIT Margin (%)	(16.7)%	8.7%	25.4 ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$(73)
Volume / Mix	(3)
Net Pricing	180
Cost	(63)
Exchange	(18)
Other	27
First Quarter 2022 EBIT	$50

In South America, first quarter 2022 wholesales decreased 14% from a year ago, primarily reflecting the impact of supply constraints on production, including semiconductors. First quarter 2022 revenue increased 33%, driven by higher net pricing and favorable mix, partially offset by lower wholesales and weaker currencies.

South America’s first quarter 2022 EBIT improved $123 million from a year ago with an EBIT margin of 8.7%. The EBIT improvement was driven by higher net pricing and structural cost reductions, partially offset by higher material costs, inflationary increases on commodity and freight costs, and weaker currencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	7.2%	6.6%	(0.5) ppts
Wholesale Units (000) (a)	278	254	(24)
Revenue ($M)	$7,050	$6,910	$(140)
EBIT ($M)	341	207	(134)
EBIT Margin (%)	4.8%	3.0%	(1.8) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 17,000 units in Q1 2021 and 13,000 units in Q1 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$341
Volume / Mix	(59)
Net Pricing	345
Cost	(456)
Exchange	28
Other	8
First Quarter 2022 EBIT	$207

In Europe, first quarter 2022 wholesales decreased 9% from a year ago, primarily reflecting the impact of supply constraints on production, including semiconductors. First quarter 2022 revenue decreased 2%, driven by weaker currencies and lower wholesales, partially offset by higher net pricing and favorable mix.

Europe’s first quarter 2022 EBIT decreased $134 million from a year ago with an EBIT margin of 3.0%. The lower EBIT was driven by inflationary increases on commodity costs, higher structural costs, and lower wholesales. Higher net pricing and favorable mix were partial offsets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	2.3%	2.2%	(0.1) ppts
Wholesale Units (000) (a)	150	128	(23)
Revenue ($M)	$825	$561	$(264)
EBIT ($M)	(15)	(53)	(38)
EBIT Margin (%)	(1.8)%	(9.4)%	(7.6) ppts

China Unconsolidated Affiliates
Wholesales (000) (b)	140	125	(15)
Ford Equity Income/(Loss) ($M)	$49	$40	$(9)
__________
(a)Includes vehicles produced and sold by our unconsolidated affiliates. Revenue does not include these sales.
(b)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China. First quarter 2022 also includes Ford brand vehicles produced in Taiwan by Lio Ho Group.

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$(15)
Volume / Mix	(81)
Net Pricing	8
Cost	20
Exchange	2
Other (Including Joint Ventures)	13
First Quarter 2022 EBIT	$(53)

In China, first quarter 2022 wholesales decreased 15% from a year ago, driven by weaker industry, a plant changeover, and supply constraints on production, including semiconductors. First quarter 2022 revenue at our consolidated operations decreased 32%, driven by lower wholesales, partially offset by higher net pricing and favorable mix.

China’s first quarter 2022 EBIT loss increased $38 million from a year ago with an EBIT margin of negative 9.4%. The higher EBIT loss reflects lower volume, partially offset by higher royalties from our joint ventures, lower total costs, higher net pricing, and favorable mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	First Quarter
Key Metrics	2021	2022	H / (L)
Market Share (%)	1.7%	1.2%	(0.5) ppts
Wholesale Units (000) (a)	82	55	(27)
Revenue ($M)	$2,250	$1,743	$(507)
EBIT ($M)	201	96	(105)
EBIT Margin (%)	8.9%	5.5%	(3.4) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 3,000 units in both Q1 2021 and Q1 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
First Quarter 2021 EBIT	$201
Volume / Mix	(71)
Net Pricing	63
Cost	(14)
Exchange	(22)
Other	(61)
First Quarter 2022 EBIT	$96

In our International Markets Group, first quarter 2022 wholesales decreased 33% from a year ago, primarily reflecting our India restructuring and the impact of supply constraints on production, including semiconductors. First quarter 2022 revenue decreased 23%, driven by lower wholesales and weaker currencies, partially offset by higher net pricing.

Our International Markets Group’s first quarter 2022 EBIT was $105 million lower than a year ago with an EBIT margin of 5.5%. The lower EBIT was driven by lower wholesales, inflationary increases on commodity costs, lower joint venture profits due to the suspension of operations in Russia, and weaker currencies. Higher net pricing and lower warranty expense were partial offsets.

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

In addition, definitions and calculations used in this report include:

•Wholesales and Revenue – wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, and local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships, and from the second quarter of 2021, Ford badged vehicles produced in Taiwan by Lio Ho Group. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue

•Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

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

In our Mobility segment, our first quarter 2022 EBIT loss was $242 million, a $35 million higher loss than a year ago. The loss reflects our strategic investments as we continued to expand our capabilities in autonomous vehicles and support our mobility initiatives.

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

The tables below provide first quarter 2022 key metrics and the change in first quarter 2022 EBT compared with first quarter 2021 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
Key Metrics	2021	2022	H / (L)
Total Net Receivables ($B)	$127	$117	(8)%
Loss-to-Receivables (bps) (a)	22	8	(14)
Auction Values (b)	$22,955	$30,300	32%
EBT ($M)	962	928	$(34)
ROE (%)	22%	22%	— ppts

Other Balance Sheet Metrics
Debt ($B)	$127	$116	(9)%
Net Liquidity ($B)	34	28	(16)%
Financial Statement Leverage (to 1)	8.3	9.5	1.2
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at Q1 2022 mix.

Change in EBT by Causal Factor (in millions)
First Quarter 2021 EBT	$962
Volume / Mix	(78)
Financing Margin	(101)
Credit Loss	24
Lease Residual	(5)
Exchange	11
Other	115
First Quarter 2022 EBT	$928

Ford Credit’s total net receivables were $10 billion lower than a year ago, primarily reflecting lower volume due to supply constraints. The loss-to-receivables (“LTR”) ratio remained at a low level in the first quarter of 2022, at eight basis points, 14 basis points lower than a year ago. U.S. auction values in the first quarter of 2022 were 32% higher than a year ago, reflecting continued strong demand for used vehicles.

Ford Credit’s first quarter 2022 EBT of $928 million was $34 million lower than a year ago, reflecting unfavorable net financing margin and lower volume due to supply constraints on new vehicle production, partially offset by positive market valuation adjustments to derivatives due to higher interest rates, which is included in Other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Ford Credit Causal Factors

In general, we measure year-over-year changes in Ford Credit’s EBT using the causal factors listed below:

•Volume and Mix:
◦Volume primarily measures changes in net financing margin driven by changes in average net receivables excluding the allowance for credit losses at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which Ford Credit purchases retail financing and operating lease contracts, the extent to which Ford Credit provides wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through Ford Credit, and the availability of cost-effective funding
◦Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of Ford Credit’s average net receivables excluding the allowance for credit losses by product within each region

•Financing Margin:
◦Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average net receivables excluding the allowance for credit losses at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average net receivables excluding the allowance for credit losses for the same period
◦Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management

•Credit Loss:
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

•Cash (as shown in the Funding Structure and Liquidity tables) – Cash, cash equivalents, and marketable securities, excluding amounts related to insurance activities

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•Earnings Before Taxes (“EBT”) – Reflects Ford Credit’s income before income taxes

•Loss-to-Receivables (“LTR”) Ratio – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses

•Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics table) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Corporate Other

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2022, Corporate Other had a $251 million loss, compared with a $240 million loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $308 million in the first quarter of 2022, $165 million lower than a year ago, primarily explained by U.S. debt restructuring actions undertaken in the fourth quarter of 2021.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter 2022 was a $729 million benefit, resulting in an effective tax rate of 18.9%.

Our first quarter 2022 adjusted effective tax rate, which excludes special items, was 22.9%.

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

At March 31, 2022, total balance sheet cash, cash equivalents, marketable securities, and restricted cash (including Ford Credit and entities held for sale) was $41.5 billion.

We consider our key balance sheet metrics to be: (i) Company cash, which includes cash equivalents, marketable securities, and restricted cash (including cash held for sale), excluding Ford Credit’s cash, cash equivalents, marketable securities, and restricted cash; and (ii) Company liquidity, which includes Company cash, less restricted cash, and total available committed credit lines, excluding Ford Credit’s total available committed credit lines.

Company excluding Ford Credit

	December 31, 2021	March 31, 2022
Balance Sheets ($B)
Company Cash	$36.5	$28.8
Liquidity	52.4	44.6
Debt	(20.4)	(20.1)
Cash Net of Debt	16.1	8.7

Pension Funded Status ($B) (a)
Funded Plans	$5.8	$6.0
Unfunded Plans	(6.1)	(5.8)
Total Global Pension	$(0.3)	$0.2

Total Funded Status OPEB	$(6.0)	$(6.0)
__________
(a)Balances at March 31, 2022 reflect net funded status at December 31, 2021, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At March 31, 2022, we had Company cash of $28.8 billion and liquidity of $44.6 billion (both of which include our Rivian marketable securities). Excluding the Rivian marketable securities, Company cash and liquidity at March 31, 2022 were $23.6 billion and $39.4 billion, respectively. As marketable securities increase or decrease in value, Company cash and liquidity will likewise increase or decrease. At March 31, 2022, about 91% of Company cash was held by consolidated entities domiciled in the United States.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Material Cash Requirements. Our material cash requirements include: (1) capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for battery electric vehicles; (2) the purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2021 Form 10-K Report); (3) marketing incentive payments to dealers; (4) payments for warranty and field service actions (for additional information, see Note 20 of the Notes to the Financial Statements herein); (5) debt repayments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes the Financial Statements in our 2021 Form 10-K Report); (6) discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2021 Form 10-K Report, the “Changes in Company Cash” section below, and Note 13 of the Notes to the Financial Statements herein); (7) employee wages, benefits, and incentives; (8) operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes the Financial Statements in our 2021 Form 10-K Report); (9) cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below); and (10) strategic acquisitions and investments to grow our business, including electrification. In addition, subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

Our inventory includes vehicles completed but awaiting installation of components, including semiconductors. As a result of the shortage, our inventory is higher than in periods prior to the supply shortage.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institutions. Moreover, we do not provide any guarantees in connection with the SCF program. As of March 31, 2022, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $144 million. The amount settled through the SCF program during the first quarter of 2022 was $306 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2021	2022
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.9	$1.4

Capital spending	$(1.4)	$(1.3)
Depreciation and tooling amortization	1.2	1.3
Net spending	$(0.1)	$(0.1)

Receivables	$(0.6)	$—
Inventory	(2.2)	(2.7)
Trade Payables	1.6	1.5
Changes in working capital	$(1.2)	$(1.2)

Ford Credit distributions	$1.0	$1.0
Interest on debt and cash taxes	(0.4)	(0.3)
All other and timing differences	(2.6)	(1.3)
Company adjusted free cash flow (a)	$(0.4)	$(0.6)

Global Redesign (including separations)	$(0.3)	$(0.1)
Changes in debt	1.9	(0.3)
Funded pension contributions	(0.2)	(0.2)
Shareholder distributions	—	(0.4)
All other (b)	(0.4)	(6.2)
Change in cash	$0.5	$(7.8)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)2022 includes the $5.4 billion mark-to-market loss on our Rivian investment.
Note: Numbers may not sum due to rounding.

Our first quarter 2022 Net cash provided by/(used in) operating activities was negative $1.1 billion, a decrease of $5.6 billion from a year ago (see page 59 for additional information). The year-over-year decrease was driven primarily by lower Ford Credit operating cash flow. Company adjusted free cash flow was negative $0.6 billion, $0.2 billion lower than a year ago, driven by lower adjusted EBIT, partially offset by less adverse timing differences.

Capital spending was $1.3 billion in the first quarter of 2022, $0.1 billion lower than a year ago. We now expect full year 2022 capital spending to be about $7.0 billion.

First quarter 2022 working capital impact was $1.2 billion negative, driven by higher inventory. All other and timing differences were negative $1.3 billion, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers). We expect the working capital and timing differences to normalize when supply is restored, dealer stocks rebound, and incentives potentially increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the first quarter of 2022, we contributed $174 million to our global funded pension plans. We now expect to contribute between $700 million and $800 million to our global funded pension plans in 2022.

Shareholder distributions were $408 million in the first quarter of 2022, all of which was attributable to our regular quarterly dividend.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest businesses and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $6 billion through 2023. The cash effect related to our global redesign activities was $3.7 billion through March 31, 2022.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2022 were $18.2 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.5 billion of our delayed draw term loan facility, and $1.3 billion of local credit facilities. At March 31, 2022, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit, and no portion of the supplemental revolving credit facility was utilized. The $1.5 billion delayed draw term loan facility was drawn in full in 2019 and remains outstanding. In addition, $848 million of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of March 31, 2022.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on September 29, 2024 and $10.1 billion of commitments maturing on September 29, 2026. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on September 29, 2024.

The corporate and supplemental credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. The terms and conditions of the delayed draw term loan (other than the sustainability-linked provisions) and the supplemental revolving credit facility are consistent with our corporate credit facility.

Each of the corporate credit facility, supplemental revolving credit facility, delayed draw term loan, and our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy (the “DOE”) include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities and to the DOE: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Smart Mobility LLC; and Ford Trading Company, LLC.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at March 31, 2022, Company debt excluding Ford Credit was $20.1 billion. This balance is $0.3 billion lower than at December 31, 2021, primarily due to scheduled maturities.

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

Ford Credit’s leverage is calculated as a separate business as described in the Liquidity and Capital Resources - Ford Credit Segment section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit ended the first quarter of 2022 with $28.4 billion of liquidity. During the quarter, Ford Credit completed $5 billion of public term funding.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity
•Prudently access public markets
•Continue growth of retail deposits in Europe
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it can continue to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s net receivables (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Funding Structure
Term unsecured debt	$66.1	$59.4	$55.1
Term asset-backed securities	50.2	45.4	47.1
Ford Interest Advantage / Retail Deposits	10.5	12.9	13.3
Other	(0.9)	(0.2)	1.7
Equity	15.3	12.4	12.1
Adjustments for cash	(14.1)	(12.4)	(11.9)
Total Net Receivables	$127.1	$117.5	$117.4

Securitized Funding as Percent of Total Debt	39.6%	38.5%	40.8%

Net receivables were $117.4 billion at March 31, 2022 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.8% at the end of the first quarter of 2022.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2020 and 2021, planned issuances for full year 2022, and its global public term funding issuances through April 26, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through April 26
Unsecured	$14	$5	$ 8 - 11	$4
Securitizations (a)	13	9	6 - 9	3
Total public	$27	$14	$ 14 - 20	$7
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2022, Ford Credit projects full year public term funding in the range of $14 billion to $20 billion. Through April 26, 2022, Ford Credit has completed $7 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Liquidity Sources (a)
Cash	$14.1	$12.4	$11.9
Committed asset-backed facilities	38.2	37.1	36.1
Other unsecured credit facilities	2.5	2.7	2.8
Total liquidity sources	$54.8	$52.2	$50.8

Utilization of Liquidity (a)
Securitization and restricted cash	$(5.4)	$(3.9)	$(3.0)
Committed asset-backed facilities	(11.9)	(12.5)	(17.0)
Other unsecured credit facilities	(0.6)	(1.0)	(0.4)
Total utilization of liquidity	$(17.9)	$(17.4)	$(20.4)

Gross liquidity	$36.9	$34.8	$30.4
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.2)	(2.8)	(2.0)
Net liquidity available for use	$33.7	$32.0	$28.4
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2022, Ford Credit’s net liquidity available for use was $28.4 billion, $3.6 billion lower than year-end 2021. Ford Credit’s sources of liquidity include cash, committed asset-back facilities, and unsecured facilities. At March 31, 2022, Ford Credit’s liquidity sources totaled $50.8 billion, down $1.4 billion from year-end 2021.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and the Aggregate Contractual Obligations table in the Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2021 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

	April - December 2022	2023	2024	2025 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$56	$85	$108	$134
Total debt (b)	43	69	86	116
Memo: Unsecured long-term debt maturities	8	11	11	26
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of March 31, 2022, Ford Credit had $134 billion of assets, $72 billion of which were unencumbered.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2021 Form 10-K Report for more information.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Leverage Calculation
Debt	$126.8	$117.7	$115.5
Equity (a)	15.3	12.4	12.1
Financial statement leverage (to 1)	8.3	9.5	9.5
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At March 31, 2022, Ford Credit’s financial statement leverage was 9.5:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Total Company

Pension Plans - Funded Balances. As of March 31, 2022, our total Company pension overfunded status reported on our consolidated balance sheets was $0.2 billion and reflects the net funded status at December 31, 2021, updated for: service and interest cost; expected return on assets; separation expense; actual benefit payments; and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2021	March 31, 2022
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$4.0	$11.6
Add: Noncontrolling interest	—	—
Less: Income tax	—	1.5
Add: Cash tax	(0.4)	(0.6)
Less: Interest on debt	(1.9)	(1.6)
Less: Total pension/OPEB income/(cost)	(0.9)	4.8
Add: Pension/OPEB service costs	(1.1)	(1.1)
Net operating profit/(loss) after cash tax	$5.2	$5.2
Less: Special items (excl. pension/OPEB) pre-tax	0.5	(0.4)
Adjusted net operating profit/(loss) after cash tax	$4.8	$5.6

Invested Capital
Equity	$34.0	$45.1
Debt (excl. Ford Credit)	25.9	20.1
Net pension and OPEB liability	12.2	5.8
Invested capital (end of period)	$72.1	$70.9
Average invested capital	$72.9	$72.7

ROIC (a)	7.2%	7.2%
Adjusted ROIC (Non-GAAP) (b)	6.6%	7.8%
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

There have been no rating actions taken by these NRSROs since the filing of our 2021 Form 10-K Report.

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

We provided 2022 Company guidance in our earnings release furnished on Form 8-K dated April 27, 2022. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2021 Form 10-K Report and as updated by our subsequent filings with the SEC.

2022 Guidance
Total Company
Adjusted EBIT (a)	$11.5 - $12.5 billion
Adjusted Free Cash Flow (a)	$5.5 - $6.5 billion
Capital spending	About $7.0 billion
Pension contributions	$0.7 - $0.8 billion
Global Redesign EBIT charges (b)	$1.0 - $1.5 billion
Global Redesign cash effects (b)	$1.0 - $1.5 billion

Ford Credit
EBT	Strong but lower than 2021
__________
(a)When we provide guidance for adjusted EBIT and adjusted free cash flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.
(b)We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets. Such actions may result in global redesign EBIT charges and cash effects in 2022 that are incremental to those set forth in the table.

A strong demand and pricing environment for existing and new vehicles support maintaining our full-year 2022 outlook of $11.5 billion to $12.5 billion in adjusted EBIT. Adjusted free cash flow for the year is expected to be $5.5 billion to $6.5 billion.

Underlying assumptions for our 2022 guidance include:

•Improved semiconductor availability during the second half of the year
•Full-year vehicle wholesale volumes increasing 10% to 15% from 2021
•Continued strong pricing, though with a dynamic relationship between prices and vehicle volumes
•Commodity costs up about $4 billion year over year, along with inflationary effects on a range of other expenses
•EBT from Ford Credit that remains strong, but is lower than in 2021
•Ongoing investment in the Ford+ plan for growth and value creation

Our outlook also assumes that disruptions in the supply chain and local vehicle manufacturing operations resulting from renewed COVID-19-related health concerns and lockdowns in China do not further deteriorate.

Separately, to date, the tragic conflict in Ukraine has had limited direct effect on our supply chain. However, the situation in Eastern Europe could exacerbate broader supply issues over time.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2021 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

•Adjusted Earnings/(Loss) Per Share (Most Comparable GAAP Measure: Earnings/(Loss) Per Share) – Measure of Company’s diluted net earnings/(loss) per share adjusted for impact of pre-tax special items (described above), tax special items, and restructuring impacts in noncontrolling interests. The measure provides investors with useful information to evaluate performance of our business excluding items not indicative of earnings from ongoing operating activities. When we provide guidance for adjusted earnings/(loss) per share, we do not provide guidance on an earnings/(loss) per share basis because the GAAP measure will include potentially significant special items that have not yet occurred and are difficult to predict with reasonable certainty prior to year-end, including pension and OPEB remeasurement gains and losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•Company Adjusted Free Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By/(Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Company excluding Ford Credit capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, global redesign (including separations), and other items that are considered operating cash flows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted free cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

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

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2021	2022
Net income/(loss) attributable to Ford (GAAP)	$3,262	$(3,110)
Income/(Loss) attributable to noncontrolling interests	—	(9)
Net income/(loss)	$3,262	$(3,119)
Less: (Provision for)/Benefit from income taxes	(680)	729
Income/(Loss) before income taxes	$3,942	$(3,848)
Less: Special items pre-tax	503	(5,866)
Income/(Loss) before special items pre-tax	$3,439	$2,018
Less: Interest on debt	(473)	(308)
Adjusted EBIT (Non-GAAP)	$3,912	$2,326

Memo:
Revenue ($B)	$36.2	$34.5
Net income/(loss) margin (GAAP) (%)	9.0%	(9.0)%
Adjusted EBIT margin (Non-GAAP) (%)	10.8%	6.7%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	First Quarter
	2021	2022
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$3,262	$(3,110)
Less: Impact of pre-tax and tax special items	445	(4,674)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,817	$1,564

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,980	4,008
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	36	56
Diluted shares	4,016	4,064

Earnings/(Loss) per share – diluted (GAAP) (a)	$0.81	$(0.78)
Less: Net impact of adjustments	0.11	(1.16)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.70	$0.38
_________
(a)The first quarter of 2022 calculation excludes 56 million shares of net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2021	2022	Memo: FY 2021
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$3,942	$(3,848)	$17,780
Less: Impact of special items	503	(5,866)	9,583
Adjusted earnings before taxes (Non-GAAP)	$3,439	$2,018	$8,197

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(680)	$729	$130
Less: Impact of special items	(58)	1,192	1,924
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(622)	$(463)	$(1,794)

Tax Rate (%)
Effective tax rate (GAAP)	17.3%	18.9%	(0.7)%
Adjusted effective tax rate (Non-GAAP)	18.1%	22.9%	21.9%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2021	2022
Net cash provided by/(used in) operating activities (GAAP)	$4,492	$(1,084)

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$4,998	$(419)
Funded pension contributions	(229)	(174)
Global Redesign (including separations)	(345)	(148)
Ford Credit tax payments/(refunds) under tax sharing agreement	4	—
Other, net	64	(48)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,358)	$(1,349)
Ford Credit distributions	1,000	1,000
Settlement of derivatives	(25)	64
Company adjusted free cash flow (Non-GAAP)	$(383)	$(580)

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2022
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income	$(3,962)	$843	$—	$(3,119)
Depreciation and tooling amortization	1,332	525	—	1,857
Other amortization	33	(343)	—	(310)
Provision for/(Benefit from) credit and insurance losses	5	(71)	—	(66)
Pension and OPEB expense/(income)	(213)	—	—	(213)
Equity method investment dividends received in excess of (earnings)/losses and impairments	205	(6)	—	199
Foreign currency adjustments	(57)	89	—	32
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	5,415	39	—	5,454
Net (gain)/loss on changes in investments in affiliates	123	2	—	125
Stock compensation	64	3	—	67
Provision for deferred income taxes	(1,090)	37	—	(1,053)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(2,192)	—	(2,192)
Decrease/(Increase) in intersegment receivables/payables	(570)	570	—	—
Decrease/(Increase) in accounts receivable and other assets	(876)	(80)	—	(956)
Decrease/(Increase) in inventory	(2,755)	—	—	(2,755)
Increase/(Decrease) in accounts payable and accrued and other liabilities	1,828	(114)	—	1,714
Other	310	(178)	—	132
Interest supplements and residual value support to Ford Credit	(457)	457	—	—
Net cash provided by/(used in) operating activities	$(665)	$(419)	$—	$(1,084)

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,358)	$(12)	$—	$(1,370)
Acquisitions of finance receivables and operating leases	—	(10,278)	—	(10,278)
Collections of finance receivables and operating leases	—	11,988	—	11,988
Purchases of marketable and other investments	(3,410)	(909)	—	(4,319)
Sales and maturities of marketable securities and other investments	6,108	1,007	—	7,115
Settlements of derivatives	64	148	—	212
Other	(35)	2	—	(33)
Investing activity (to)/from other segments	1,031	(30)	(1,001)	—
Net cash provided by/(used in) investing activities	$2,400	$1,916	$(1,001)	$3,315

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(405)	$—	$—	$(405)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(6)	(608)	—	(614)
Proceeds from issuance of long-term debt	—	12,489	—	12,489
Payments of long-term debt	(270)	(12,705)	—	(12,975)
Other	(124)	(32)	—	(156)
Financing activity to/(from) other segments	(1)	(1,000)	1,001	—
Net cash provided by/(used in) financing activities	$(806)	$(1,856)	$1,001	$(1,661)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$10	$(34)	$—	$(24)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2022
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$32,195	$2,281	$34,476
Total costs and expenses	31,776	1,357	33,133
Operating income/(loss)	419	924	1,343
Interest expense on Company debt excluding Ford Credit	308	—	308
Other income/(loss), net	(4,848)	(2)	(4,850)
Equity in net income/(loss) of affiliated companies	(39)	6	(33)
Income/(Loss) before income taxes	(4,776)	928	(3,848)
Provision for/(Benefit from) income taxes	(814)	85	(729)
Net income/(loss)	(3,962)	843	(3,119)
Less: Income/(Loss) attributable to noncontrolling interests	(9)	—	(9)
Net income/(loss) attributable to Ford Motor Company	$(3,953)	$843	$(3,110)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2022
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$10,434	$10,579	$—	$21,013
Marketable securities	18,179	2,036	—	20,215
Ford Credit finance receivables, net	—	32,775	—	32,775
Trade and other receivables, net	3,559	9,472	—	13,031
Inventories	14,647	—	—	14,647
Assets held for sale	825	1	—	826
Other assets	2,905	730	—	3,635
Receivable from other segments	5	641	(646)	—
Total current assets	50,554	56,234	(646)	106,142

Ford Credit finance receivables, net	—	50,000	—	50,000
Net investment in operating leases	1,183	24,363	—	25,546
Net property	36,400	225	—	36,625
Equity in net assets of affiliated companies	4,177	129	—	4,306
Deferred income taxes	14,774	207	10	14,991
Other assets	13,980	1,396	—	15,376
Receivable from other segments	—	28	(28)	—
Total assets	$121,068	$132,582	$(664)	$252,986

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$22,251	$1,005	$—	$23,256
Other liabilities and deferred revenue	17,018	1,245	—	18,263
Debt payable within one year	2,927	45,359	—	48,286
Liabilities held for sale	547	—	—	547
Payable to other segments	646	—	(646)	—
Total current liabilities	43,389	47,609	(646)	90,352

Other liabilities and deferred revenue	26,560	1,941	—	28,501
Long-term debt	17,158	70,157	—	87,315
Deferred income taxes	984	740	10	1,734
Payable to other segments	28	—	(28)	—
Total liabilities	$88,119	$120,447	$(664)	$207,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At March 31, 2022, total equity attributable to Ford was $45 billion, a decrease of $3.5 billion compared with December 31, 2021. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$(3.1)
Shareholder distributions	(0.4)
Total	$(3.5)

U.S. Sales by Type. The following table shows first quarter 2022 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	212,312	211,193
SUVs	205,798	238,784
Cars	14,022	9,088
Total Vehicles	432,132	459,065

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”).

ASU		Effective Date (a)
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts	January 1, 2023
2022-01	Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method	January 1, 2023
2022-02	Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023
__________
(a)Early adoption for each of the standards is permitted.

ASUs 2018-12 and 2022-01 were assessed and are not expected to have a material impact on our consolidated financial statements and disclosures. We are presently assessing the impact of ASU 2022-02. For additional information, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2022, was a liability of $462 million, compared with a liability of $253 million as of December 31, 2021. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.3 billion at March 31, 2022, compared with $2.2 billion at December 31, 2021.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2022, was an asset of $526 million, compared with an asset of $220 million at December 31, 2021. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $224 million at March 31, 2022, compared with $215 million at December 31, 2021.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2022, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $27 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 30 of our 2021 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2022, we repurchased shares of Ford Common Stock from our employees related to certain exercises of stock options in accordance with our various compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	784,211	$23.74	—	—
February 1, 2022 through February 28, 2022	299,166	17.34	—	—
March 1, 2022 through March 31, 2022	589,521	17.34	—	—
Total / Average	1,672,898	$20.34	—	—

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Incentive Compensation Plan Metrics for 2022.	Filed with this Report.
Exhibit 10.2	Performance-Based Restricted Stock Unit Metrics for 2022.	Filed with this Report.
Exhibit 10.3	Benefit Equalization Plan, as amended and restated effective as of January 1, 2022.	Filed with this Report.
Exhibit 10.4	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2022.	Filed with this Report.
Exhibit 10.5	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2022.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	April 27, 2022