Form 10-Q
period 2022-06-30
FORD MOTOR CO
filed 2022-07-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

or

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

As of July 22, 2022, Ford had outstanding 3,949,385,442 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 69

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2021	2022
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$3,815	$(2,481)
Depreciation and tooling amortization	3,639	3,774
Other amortization	(715)	(608)
Provision for/(Benefit from) credit and insurance losses	(196)	(107)
Pension and other post-retirement employee benefits (“OPEB”) expense/(income) (Note 13)	(808)	(400)
Equity method investment dividends received in excess of (earnings)/losses and impairments	52	171
Foreign currency adjustments	222	60
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(906)	7,974
Net (gain)/loss on changes in investments in affiliates (Note 4)	(332)	146
Stock compensation	183	170
Provision for/(Benefit from) deferred income taxes	345	(1,160)
Decrease/(Increase) in finance receivables (wholesale and other)	10,465	(4,611)
Decrease/(Increase) in accounts receivable and other assets	(905)	(1,856)
Decrease/(Increase) in inventory	(2,929)	(2,507)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(6,438)	3,180
Other	(244)	118
Net cash provided by/(used in) operating activities	5,248	1,863

Cash flows from investing activities
Capital spending	(2,881)	(3,069)
Acquisitions of finance receivables and operating leases	(23,959)	(20,749)
Collections of finance receivables and operating leases	26,782	24,139
Proceeds from sale of business (Note 17)	144	—
Purchases of marketable securities and other investments	(17,593)	(8,065)
Sales and maturities of marketable securities and other investments	23,853	11,257
Settlements of derivatives	(205)	156
Other	37	473
Net cash provided by/(used in) investing activities	6,178	4,142

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(3)	(807)
Purchases of common stock	—	—
Net changes in short-term debt	890	595
Proceeds from issuance of long-term debt	11,688	18,868
Payments of long-term debt	(26,683)	(24,697)
Other	(90)	(199)
Net cash provided by/(used in) financing activities	(14,198)	(6,240)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(368)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(2,773)	$(603)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,935	$20,737
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,773)	(603)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$23,162	$20,134

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2021	2022	2021	2022
	Second Quarter		First Half
	(unaudited)
Revenues
Automotive	$24,128	$37,909	$57,682	$70,020
Ford Credit	2,603	2,256	5,266	4,537
Mobility	21	25	32	109
Total revenues (Note 3)	26,752	40,190	62,980	74,666

Costs and expenses
Cost of sales	22,904	33,191	52,201	62,227
Selling, administrative, and other expenses	2,877	2,759	5,720	5,499
Ford Credit interest, operating, and other expenses	993	1,372	2,617	2,729
Total costs and expenses	26,774	37,322	60,538	70,455
Operating income/(loss)	(22)	2,868	2,442	4,211
Interest expense on Company debt excluding Ford Credit	453	312	926	620
Other income/(loss), net (Note 4 and Note 17)	1,159	(1,823)	3,031	(6,673)
Equity in net income/(loss) of affiliated companies	51	58	130	25
Income/(Loss) before income taxes	735	791	4,677	(3,057)
Provision for/(Benefit from) income taxes	182	153	862	(576)
Net income/(loss)	553	638	3,815	(2,481)
Less: Income/(Loss) attributable to noncontrolling interests	(8)	(29)	(8)	(38)
Net income/(loss) attributable to Ford Motor Company	$561	$667	$3,823	$(2,443)

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.14	$0.17	$0.96	$(0.61)
Diluted income/(loss)	0.14	0.16	0.95	(0.61)

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,992	4,021	3,986	4,014
Diluted shares	4,028	4,052	4,022	4,014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2021	2022	2021	2022
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$553	$638	$3,815	$(2,481)
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(10)	(1,018)	279	(872)
Marketable securities	(10)	(83)	(75)	(336)
Derivative instruments	112	(94)	(189)	50
Pension and other postretirement benefits	12	12	13	20
Total other comprehensive income/(loss), net of tax	104	(1,183)	28	(1,138)
Comprehensive income/(loss)	657	(545)	3,843	(3,619)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(6)	(33)	(6)	(42)
Comprehensive income/(loss) attributable to Ford Motor Company	$663	$(512)	$3,849	$(3,577)

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	June 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$20,540	$19,516
Marketable securities (Note 7)	29,053	17,184
Ford Credit finance receivables, net of allowance for credit losses of $282 and $217 (Note 8)	32,543	30,716
Trade and other receivables, less allowances of $48 and $76	11,370	15,037
Inventories (Note 9)	12,065	13,976
Assets held for sale (Note 17)	—	705
Other assets	3,425	3,335
Total current assets	108,996	100,469
Ford Credit finance receivables, net of allowance for credit losses of $643 and $546 (Note 8)	51,256	49,743
Net investment in operating leases	26,361	24,533
Net property	37,139	36,162
Equity in net assets of affiliated companies	4,545	4,196
Deferred income taxes	13,796	15,045
Other assets	14,942	15,607
Total assets	$257,035	$245,755

LIABILITIES
Payables	$22,349	$23,378
Other liabilities and deferred revenue (Note 12 and Note 20)	18,686	18,895
Debt payable within one year (Note 14)
Company excluding Ford Credit	3,175	1,533
Ford Credit	46,517	42,286
Liabilities held for sale (Note 17)	—	360
Total current liabilities	90,727	86,452
Other liabilities and deferred revenue (Note 12 and Note 20)	27,705	28,221
Long-term debt (Note 14)
Company excluding Ford Credit	17,200	17,833
Ford Credit	71,200	67,175
Deferred income taxes	1,581	1,837
Total liabilities	208,413	201,518

EQUITY
Common Stock, par value $0.01 per share (4,067 million shares issued of 6 billion authorized)	40	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,611	22,653
Retained earnings	35,769	32,511
Accumulated other comprehensive income/(loss) (Note 18)	(8,339)	(9,473)
Treasury stock	(1,563)	(1,564)
Total equity attributable to Ford Motor Company	48,519	44,169
Equity attributable to noncontrolling interests	103	68
Total equity	48,622	44,237
Total liabilities and equity	$257,035	$245,755

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2021	June 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,284
Ford Credit finance receivables, net	43,001	43,162
Net investment in operating leases	7,540	10,494
Other assets	39	199
LIABILITIES
Other liabilities and deferred revenue	$6	$—
Debt	38,274	41,072

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common Stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974
Net income/(loss)	—	—	561	—	—	561	(8)	553
Other comprehensive income/(loss), net	—	—	—	102	—	102	2	104
Common Stock issued (a)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	6	6	(20)	(14)
Dividends and dividend equivalents declared (b)	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2021	$41	$22,408	$22,062	$(8,268)	$(1,579)	$34,664	$120	$34,784

Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084
Net income/(loss)	—	—	667	—	—	667	(29)	638
Other comprehensive income/(loss), net	—	—	—	(1,179)	—	(1,179)	(4)	(1,183)
Common Stock issued (a)	—	103	—	—	—	103	—	103
Treasury stock/other	—	—	—	—	—	—	2	2
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(407)	—	—	(407)	—	(407)
Balance at June 30, 2022	$42	$22,653	$32,511	$(9,473)	$(1,564)	$44,169	$68	$44,237
__________
(a)Includes impact of share-based compensation.
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$22,663	$—	$22,663
Used vehicles	752	—	752
Services and other revenue (a)	656	48	704
Revenues from sales and services	24,071	48	24,119

Leasing income	78	1,367	1,445
Financing income	—	1,174	1,174
Insurance income	—	14	14
Total revenues	$24,149	$2,603	$26,752

	Second Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$36,831	$—	$36,831
Used vehicles	373	—	373
Services and other revenue (a)	677	52	729
Revenues from sales and services	37,881	52	37,933

Leasing income	53	1,166	1,219
Financing income	—	1,026	1,026
Insurance income	—	12	12
Total revenues	$37,934	$2,256	$40,190

	First Half 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$54,798	$—	$54,798
Used vehicles	1,497	—	1,497
Services and other revenue (a)	1,264	64	1,328
Revenues from sales and services	57,559	64	57,623

Leasing income	155	2,747	2,902
Financing income	—	2,417	2,417
Insurance income	—	38	38
Total revenues	$57,714	$5,266	$62,980

	First Half 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$67,822	$—	$67,822
Used vehicles	802	—	802
Services and other revenue (a)	1,399	71	1,470
Revenues from sales and services	70,023	71	70,094

Leasing income	106	2,377	2,483
Financing income	—	2,066	2,066
Insurance income	—	23	23
Total revenues	$70,129	$4,537	$74,666
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase related to revenue recognized in prior periods of $214 million and $152 million in the second quarter of 2021 and 2022, respectively.

We had a balance of $4.3 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2021 and June 30, 2022. We expect to recognize approximately $700 million of the unearned amount in the remainder of 2022, $1.2 billion in 2023, and $2.4 billion thereafter. We recognized $336 million and $352 million of unearned amounts as revenue during the second quarter of 2021 and 2022, respectively, and $678 million and $717 million in the first half of 2021 and 2022, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $309 million and $314 million in deferred costs as of December 31, 2021 and June 30, 2022, respectively. We recognized $19 million and $22 million of amortization during the second quarter of 2021 and 2022, respectively, and $39 million and $44 million in the first half of 2021 and 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Net periodic pension and OPEB income/(cost), excluding service cost (Note 13)	$768	$430	$1,380	$889
Investment-related interest income	64	89	136	150
Interest income/(expense) on income taxes	—	2	(3)	7
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	7	(2,520)	906	(7,974)
Gains/(Losses) on changes in investments in affiliates (Note 16 and Note 17)	166	(21)	332	(146)
Royalty income	128	111	299	255
Other	26	86	(19)	146
Total	$1,159	$(1,823)	$3,031	$(6,673)
__________
(a)    Includes a $2.4 billion loss and a $7.9 billion loss on our Rivian investment in the second quarter and first half of 2022, respectively.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Net income/(loss) attributable to Ford Motor Company	$561	$667	$3,823	$(2,443)

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,992	4,021	3,986	4,014
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	36	31	36	—
Diluted shares	4,028	4,052	4,022	4,014
__________
(a)    In the first half of 2022, there were 43 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,877	$711	$3,588
U.S. government agencies	2	355	240	595
Non-U.S. government and agencies	2	55	152	207
Corporate debt	2	105	940	1,045
Total marketable securities classified as cash equivalents		3,392	2,043	5,435
Cash, time deposits, and money market funds		6,185	8,920	15,105
Total cash and cash equivalents		$9,577	$10,963	$20,540

Marketable securities
U.S. government	1	$4,018	$864	$4,882
U.S. government agencies	2	2,270	75	2,345
Non-U.S. government and agencies	2	3,373	697	4,070
Corporate debt	2	6,299	304	6,603
Equities (a)	1	10,673	—	10,673
Other marketable securities	2	247	233	480
Total marketable securities		$26,880	$2,173	$29,053

Restricted cash		$69	$128	$197

Cash, cash equivalents, and restricted cash in held-for-sale assets		$—	$—	$—
		June 30, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,077	$40	$2,117
U.S. government agencies	2	867	—	867
Non-U.S. government and agencies	2	858	382	1,240
Other cash equivalents	2	8	—	8
Corporate debt	2	—	630	630
Total marketable securities classified as cash equivalents		3,810	1,052	4,862
Cash, time deposits, and money market funds		9,408	5,246	14,654
Total cash and cash equivalents		$13,218	$6,298	$19,516

Marketable securities
U.S. government	1	$3,262	$325	$3,587
U.S. government agencies	2	2,076	223	2,299
Non-U.S. government and agencies	2	2,443	1,184	3,627
Corporate debt	2	4,910	274	5,184
Equities (a)	1	2,037	—	2,037
Other marketable securities	2	270	180	450
Total marketable securities		$14,998	$2,186	$17,184

Restricted cash (Note 17)		$492	$108	$600

Cash, cash equivalents, and restricted cash in held-for-sale assets		$18	$—	$18
__________
(a)Includes $10.6 billion and $2 billion of Rivian common shares valued at $103.69 and $25.74 per share as of December 31, 2021 and June 30, 2022, respectively. In the second quarter of 2022, we sold 25.2 million of our 101.9 million Rivian common shares for about $700 million in total proceeds. Net unrealized gains/losses recognized during full year 2021 and the first half of 2022 on all equity securities held at December 31, 2021 and June 30, 2022 were an $8.3 billion gain and a $6 billion loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,821	$12	$(14)	$3,819	$1,360	$2,435	$24
U.S. government agencies	2,249	2	(21)	2,230	316	1,802	112
Non-U.S. government and agencies	2,599	6	(21)	2,584	854	1,708	22
Corporate debt	6,373	21	(23)	6,371	2,645	3,726	—
Other marketable securities	228	1	(1)	228	—	150	78
Total	$15,270	$42	$(80)	$15,232	$5,175	$9,821	$236

	June 30, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,277	$—	$(97)	$3,180	$809	$2,349	$22
U.S. government agencies	2,180	—	(97)	2,083	591	1,410	82
Non-U.S. government and agencies	2,414	—	(101)	2,313	451	1,850	12
Corporate debt	5,047	—	(174)	4,873	1,262	3,588	23
Other marketable securities	265	—	(9)	256	—	182	74
Total	$13,183	$—	$(478)	$12,705	$3,113	$9,379	$213

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Company excluding Ford Credit
Sales proceeds	$659	$1,118	$3,539	$5,122
Gross realized gains	4	1	17	7
Gross realized losses	—	9	2	15

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,598	$(14)	$—	$—	$2,598	$(14)
U.S. government agencies	1,809	(19)	73	(2)	1,882	(21)
Non-U.S. government and agencies	1,614	(20)	38	(1)	1,652	(21)
Corporate debt	3,637	(21)	71	(2)	3,708	(23)
Other marketable securities	178	(1)	15	—	193	(1)
Total	$9,836	$(75)	$197	$(5)	$10,033	$(80)

	June 30, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,674	$(84)	$469	$(13)	$3,143	$(97)
U.S. government agencies	1,098	(33)	933	(64)	2,031	(97)
Non-U.S. government and agencies	1,542	(57)	633	(44)	2,175	(101)
Corporate debt	4,402	(144)	406	(30)	4,808	(174)
Other marketable securities	214	(8)	32	(1)	246	(9)
Total	$9,930	$(326)	$2,473	$(152)	$12,403	$(478)

We determine credit losses on AFS debt securities using the specific identification method. During the first half of 2022, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$20,540	$19,516
Restricted cash (a)	197	600
Cash, cash equivalents, and restricted cash in held-for-sale assets	—	18
Total cash, cash equivalents, and restricted cash	$20,737	$20,134
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2021	June 30, 2022
Consumer
Retail installment contracts, gross	$69,148	$65,128
Finance leases, gross	7,318	6,647
Retail financing, gross	76,466	71,775
Unearned interest supplements	(3,020)	(2,535)
Consumer finance receivables	73,446	69,240
Non-Consumer
Dealer financing	11,278	11,982
Non-Consumer finance receivables	11,278	11,982
Total recorded investment	$84,724	$81,222

Recorded investment in finance receivables	$84,724	$81,222
Allowance for credit losses	(925)	(763)
Total finance receivables, net	$83,799	$80,459

Current portion	$32,543	$30,716
Non-current portion	51,256	49,743
Total finance receivables, net	$83,799	$80,459

Net finance receivables subject to fair value (a)	$76,796	$74,113
Fair value (b)	77,648	72,460
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2021 and 2022 was $88 million and $73 million, respectively, and for the first half of 2021 and 2022 was $178 million and $150 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2021 and June 30, 2022, accrued interest was $125 million and $119 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2021 and June 30, 2022, were consumer receivables of $39 billion and $36.5 billion, respectively, and non-consumer receivables of $12 billion and $13.6 billion, respectively, (including Automotive receivables sold to Ford Credit, which we report in Trade and other receivables), that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61 - 120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,607	6,559	12,689	22,701	27,322	72,690	99.0
Total	$868	$2,675	$6,683	$12,847	$22,938	$27,435	$73,446	100.0%

The credit quality analysis of consumer receivables at June 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$57	$68	$91	$170	$113	$30	$529	0.8%
61 - 120 days past due	11	15	23	36	31	7	123	0.2
Greater than 120 days past due	13	5	8	7	6	1	40	—
Total past due	81	88	122	213	150	38	692	1.0
Current	1,838	4,245	8,897	17,696	22,525	13,347	68,548	99.0
Total	$1,919	$4,333	$9,019	$17,909	$22,675	$13,385	$69,240	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$6,751	$7,860	69.7%
Group II	11	7	26	2	4	54	104	2,689	2,793	24.8
Group III	8	—	1	—	1	20	30	529	559	4.9
Group IV	—	—	4	—	—	6	10	56	66	0.6
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$10,025	$11,278	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

The credit quality analysis of dealer financing receivables at June 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$452	$155	$40	$65	$225	$144	$1,081	$8,076	$9,157	76.4%
Group II	7	22	1	5	10	43	88	2,353	2,441	20.4
Group III	—	—	—	—	4	10	14	331	345	2.9
Group IV	—	2	—	1	2	2	7	32	39	0.3
Total (a)	$459	$179	$41	$71	$241	$199	$1,190	$10,792	$11,982	100.0%
__________
(a)Total past due dealer financing receivables at June 30, 2022 were $8 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2021			First Half 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,170	$53	$1,223	$1,245	$60	$1,305
Charge-offs	(55)	(3)	(58)	(152)	(3)	(155)
Recoveries	55	2	57	108	5	113
Provision for/(Benefit from) credit losses	(154)	(12)	(166)	(184)	(22)	(206)
Other (a)	6	(1)	5	5	(1)	4
Ending balance	$1,022	$39	$1,061	$1,022	$39	$1,061

	Second Quarter 2022			First Half 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$826	$19	$845	$903	$22	$925
Charge-offs	(61)	(1)	(62)	(123)	(1)	(124)
Recoveries	44	1	45	87	2	89
Provision for/(Benefit from) credit losses	(48)	(8)	(56)	(107)	(13)	(120)
Other (a)	(7)	(2)	(9)	(6)	(1)	(7)
Ending balance	$754	$9	$763	$754	$9	$763
__________
(a)    Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2022, the allowance for credit losses decreased $82 million and $162 million, respectively, primarily due to Ford Credit’s current expectation that COVID-related losses have been avoided. Although net charge-offs remained low in the second quarter and first half of 2022, due in part to high vehicle auction values, the impact of rising inflation, high energy prices, and higher interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2021	June 30, 2022
Raw materials, work-in-process, and supplies	$5,785	$6,048
Finished products	6,280	7,928
Total inventories	$12,065	$13,976

Finished products at June 30, 2022 in the table above includes approximately 18,000 vehicles at our plants that are completed but awaiting installation of components, primarily reflecting the semiconductor supply shortage, after which, the vehicles will proceed through an additional quality review process prior to being shipped to our dealers.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $0.9 billion and $1.3 billion at December 31, 2021 and June 30, 2022, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at June 30, 2022 is $141 million.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $619 million and $595 million at December 31, 2021 and June 30, 2022, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	June 30, 2022
Current
Dealer and dealers’ customer allowances and claims	$8,300	$8,033
Deferred revenue	2,349	2,375
Employee benefit plans	1,687	1,418
Accrued interest	888	773
OPEB (a)	332	331
Pension (a)	202	199
Operating lease liabilities	345	352
Other (b)	4,583	5,414
Total current other liabilities and deferred revenue	$18,686	$18,895
Non-current
Pension (a)	$8,658	$7,910
OPEB (a)	5,708	5,590
Dealer and dealers’ customer allowances and claims	4,909	5,170
Deferred revenue	4,683	4,943
Operating lease liabilities	1,048	1,055
Employee benefit plans	1,007	982
Other (b)	1,692	2,571
Total non-current other liabilities and deferred revenue	$27,705	$28,221
__________
(a)Balances at June 30, 2022 reflect pension and OPEB liabilities at December 31, 2021, updated (where applicable) for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021. Included in Other assets are pension assets of $8.5 billion and $8.9 billion at December 31, 2021 and June 30, 2022, respectively.
(b)Includes current derivative liabilities of $97 million and $705 million at December 31, 2021 and June 30, 2022, respectively. Includes non-current derivative liabilities of $535 million and $1.5 billion at December 31, 2021 and June 30, 2022, respectively (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2021	2022	2021	2022	2021	2022
Service cost	$127	$125	$139	$107	$12	$11
Interest cost	239	264	109	133	32	37
Expected return on assets	(664)	(643)	(284)	(259)	—	—
Amortization of prior service costs/(credits)	—	1	7	5	(3)	—
Net remeasurement (gain)/loss	(182)	—	(81)	16	—	—
Separation programs/other	3	7	47	10	—	(1)
Settlements and curtailments	10	—	(1)	—	—	—
Net periodic benefit cost/(income)	$(467)	$(246)	$(64)	$12	$41	$47

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2021	2022	2021	2022	2021	2022
Service cost	$265	$250	$283	$218	$24	$21
Interest cost	462	527	208	267	64	74
Expected return on assets	(1,366)	(1,285)	(569)	(527)	—	—
Amortization of prior service costs/(credits)	1	1	12	12	(6)	(1)
Net remeasurement (gain)/loss	241	—	(565)	16	—	—
Separation programs/other	5	11	84	17	—	(1)
Settlements and curtailments	49	—	—	—	—	—
Net periodic benefit cost/(income)	$(343)	$(496)	$(547)	$3	$82	$93

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the second quarter of 2021 and 2022, within separation programs/other, we recognized expenses of $46 million and $9 million, respectively, in non-U.S. pension plans related to ongoing redesign programs. In the first half of 2021 and 2022, within separation programs/other, we recognized $84 million and $16 million, respectively, in non-U.S. pension plans related to ongoing redesign programs. Until our Global Redesign programs are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2022, we expect to contribute between $600 million and $700 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first half of 2022, we contributed $328 million to our global funded pension plans and made $195 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2021	June 30, 2022
Company excluding Ford Credit
Debt payable within one year
Short-term	$286	$1,102
Long-term payable within one year
Public unsecured debt securities	86	—
U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program	953	—
Delayed draw term loan	1,500	—
Other debt	348	434
Unamortized (discount)/premium	2	(3)
Total debt payable within one year	3,175	1,533
Long-term debt payable after one year
Public unsecured debt securities	13,643	13,643
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program (b)	843	1,665
Other debt	768	596
Unamortized (discount)/premium	(188)	(198)
Unamortized issuance costs	(166)	(173)
Total long-term debt payable after one year	17,200	17,833
Total Company excluding Ford Credit	$20,375	$19,366
Fair value of Company debt excluding Ford Credit (c)	$24,044	$18,141
Ford Credit
Debt payable within one year
Short-term	$14,810	$13,929
Long-term payable within one year
Unsecured debt	13,660	10,471
Asset-backed debt	18,049	17,884
Unamortized (discount)/premium	1	1
Unamortized issuance costs	(13)	(12)
Fair value adjustments (d)	10	13
Total debt payable within one year	46,517	42,286
Long-term debt payable after one year
Unsecured debt	44,337	39,999
Asset-backed debt	26,654	28,472
Unamortized (discount)/premium	28	24
Unamortized issuance costs	(199)	(198)
Fair value adjustments (d)	380	(1,122)
Total long-term debt payable after one year	71,200	67,175
Total Ford Credit	$117,717	$109,461
Fair value of Ford Credit debt (c)	$120,204	$106,884
__________
(a)As of June 30, 2022, each $1,000 principal amount of the notes will be convertible into 57.7721 shares of our Common Stock, which is equivalent to a conversion price of approximately $17.31 per share. We recognized issuance cost amortization of $2 million during the second quarter and first half of 2021, and $2 million and $3 million during the second quarter and first half of 2022, respectively.
(b)We entered into a £750 million 5-year term loan pursuant to the U.K. Export Finance Program in June 2022.
(c)At December 31, 2021 and June 30, 2022, the fair value of debt includes $209 million and $1,033 million of Company excluding Ford Credit short-term debt and $14.1 billion and $13.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $179 million at December 31, 2021 and June 30, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $33.4 billion at December 31, 2021 and June 30, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT (Continued)

2022 Ford Credit Debt Extinguishment

Pursuant to Ford Credit’s June 2022 cash tender offer, Ford Credit repurchased approximately $3 billion principal amount of its public unsecured debt securities for an aggregate cost of approximately $3 billion (including transaction costs and accrued and unpaid interest payments for such tendered securities). As a result of these transactions, Ford Credit recorded a pre-tax gain of $16.6 million (net of unamortized discounts, premiums, fees, and fair value adjustments) in Other income/(loss), net in the second quarter of 2022.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2021	2022	2021	2022
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(173)	$(90)	$(188)	$(180)
Commodity contracts (b)	20	84	28	142
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	100	25	201	101
Fair value changes on hedging instruments	103	(336)	(538)	(1,322)
Fair value changes on hedged debt	(87)	385	503	1,376
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(1)	(6)	(4)	(9)
Fair value changes on hedging instruments	11	(61)	(39)	(98)
Fair value changes on hedged debt	(11)	65	33	106
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(147)	127	86	81
Cross-currency interest rate swap contracts	49	(443)	(196)	(670)
Interest rate contracts	6	89	(25)	212
Commodity contracts	73	(140)	128	(31)
Total	$(57)	$(301)	$(11)	$(292)
__________
(a)For the second quarter and first half of 2021, a $110 million loss and a $571 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2022, a $234 million gain and a $106 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the second quarter and first half of 2021, a $100 million gain and a $180 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2022, a $360 million loss and a $76 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2021, a $103 million loss and a $78 million gain, respectively, were reported in Cost of sales, and a $44 million loss and an $8 million gain, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2022, a $100 million gain and a $56 million gain, respectively, were reported in Cost of sales, and a $27 million gain and a $25 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			June 30, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,534	$74	$346	$9,153	$92	$97
Commodity contracts	931	182	5	1,028	37	71
Fair value hedges
Interest rate contracts	23,893	544	274	19,711	—	1,100
Cross-currency interest rate swap contracts	885	—	49	884	—	135
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	28,463	281	198	21,521	199	196
Cross-currency interest rate swap contracts	6,533	117	61	6,633	31	690
Interest rate contracts	50,060	338	126	44,788	651	259
Commodity contracts	997	54	11	871	33	96
Total derivative financial instruments, gross (a) (b)	$123,296	$1,590	$1,070	$104,589	$1,043	$2,644

Current portion		$924	$535		$661	$1,104
Non-current portion		666	535		382	1,540
Total derivative financial instruments, gross		$1,590	$1,070		$1,043	$2,644
__________
(a)At December 31, 2021 and June 30, 2022, we held collateral of $26 million and $147 million, respectively, and we posted collateral of $71 million and $115 million, respectively.
(b)At December 31, 2021 and June 30, 2022, the fair value of assets and liabilities available for counterparty netting was $719 million and $388 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions initiated, primarily related to the global redesign of our business:

•Ford Motor Company Brasil Ltda. exited manufacturing operations in Brazil, which resulted in the closure of facilities in Camaçari, Taubaté, and Troller in 2021
•Ford Motor Company Limited ceased production at the Bridgend plant in the United Kingdom and the facility was closed in September 2020
•Ford India Private Limited ceased vehicle manufacturing in Sanand in fourth quarter 2021 and plans to cease manufacturing in Chennai in third quarter 2022
•Ford Espana S.L. ceased production of the Mondeo at the Valencia plant in Spain in March 2022

In addition, we are continuing to reduce our global workforce and take other restructuring actions.

The following table summarizes the activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Beginning balance	$1,499	$829	$1,732	$950
Changes in accruals (a)	176	50	369	116
Payments	(966)	(146)	(1,257)	(351)
Foreign currency translation	130	(42)	(5)	(24)
Ending balance	$839	$691	$839	$691
__________
(a)Excludes pension costs of $46 million and $9 million in the second quarter of 2021 and 2022, respectively, and $84 million and $16 million in the first half of 2021 and 2022, respectively.

We recorded $86 million and $43 million in the second quarter of 2021 and 2022, respectively, and $388 million and $66 million in the first half of 2021 and 2022, respectively, for accelerated depreciation and other non-cash items. In addition, we recognized a pre-tax net gain on sale of assets of $6 million and $38 million in the second quarter and first half of 2022, respectively.

We estimate that we will incur about $1.5 billion in total charges in 2022 related to the actions above, primarily attributable to employee separations and dealer and supplier settlements. We recorded $160 million in the first half of 2022 for such actions. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at June 30, 2022 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the second quarter and first half of 2022, we reclassified losses of $36 million and $155 million, respectively, to Other income/(loss), net, upon the liquidation of three investments in Brazil. Although the timing for the completion of the remaining actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Romania S.A. (“Ford Romania”). In the first quarter of 2022, we entered into an agreement to sell our wholly-owned Ford Romania subsidiary to Ford Otosan, a joint venture in which Ford has a 41% ownership share. Following the sale, the plant in Craiova, Romania will continue to manufacture Ford-branded vehicles for Ford and Ford Otosan; Ford’s portion of the output is expected to be significant.

We have reported the assets and liabilities of the Ford Romania operations as held for sale and ceased depreciation and amortization of those assets. The assets and liabilities classified as held for sale for the period ended June 30, were as follows (in millions):

June 30, 2022
Assets
Cash and cash equivalents	$18
Trade and other receivables, net	170
Inventories	201
Other assets, current	10
Net property	419
Other assets, non-current	19
Total Company excluding Ford Credit assets of held-for-sale operations	837
Less: Intercompany asset balances	(142)
Total assets of held-for-sale operations (a)	$695

Liabilities
Payables	$358
Other liabilities and deferred revenue, current	21
Company excluding Ford Credit debt payable within one year	—
Other liabilities and deferred revenue, non-current	3
Company excluding Ford Credit long-term debt	—
Total Company excluding Ford Credit liabilities of held-for-sale operations	382
Less: Intercompany liability balances	(22)
Total liabilities of held-for-sale operations (a)	$360
__________
(a)    As of June 30, 2022, intercompany items and transactions have been eliminated on the consolidated balance sheets. The buyer assumed the intercompany assets and liabilities upon the July 1, 2022 closing (described below). Accordingly, we have presented those balances in the table for informational purposes.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES (Continued)

On July 1, 2022, we completed the sale to Ford Otosan, which will result in deconsolidation of our Ford Romania subsidiary in the third quarter of 2022. We expect the fair value of consideration received, consisting of cash and a note receivable, to approximate the carrying value of Ford Romania at the time of sale. As part of the agreement, we received a partial prepayment of $422 million in June, which was recorded as restricted cash in our financial statements until the transaction was completed on July 1.

Skinny Labs Inc., dba Spin (“Spin”). On April 1, 2022, we completed the sale of Spin, our wholly-owned micro-mobility provider, to TIER Mobility SE, a German-based micro-mobility provider, which resulted in the deconsolidation of our Spin subsidiary in the second quarter of 2022. In exchange for our shares of Spin, we received preferred equity in TIER Mobility SE, which is reflected in our consolidated balance sheets in Other assets as of the second quarter of 2022. The fair value of the preferred equity approximated the carrying value of Spin at the time of the transaction.

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

On March 1, 2021, we acquired Magna’s shares in the restructured GFT. The purchase price, which was subject to post-closing revisions, was $275 million. The restructured GFT includes the Halewood, UK and Cologne, Germany transmission plants, but excludes the Bordeaux, France transmission plant and China interests acquired by Magna. We concluded with Magna that these businesses would be better served under separate ownership. The Sanand, India transmission plant continues under joint Ford/Magna ownership. As a result of the transaction, we consolidated the restructured GFT, remeasured our prior investment in GFT at its $275 million fair value, and recognized in Other income/(loss), net a pre-tax gain of $178 million during 2021 and post-closing revisions resulting in a pre-tax gain of $2 million during the first quarter of 2022. We estimated the fair value of GFT in negotiations with Magna based on the income approach. The significant assumptions used in the valuation included GFT’s cash flows that reflect the approved business plan, discounted at a rate typically used for a company like GFT.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Foreign currency translation
Beginning balance	$(5,237)	$(5,341)	$(5,526)	$(5,487)
Gains/(Losses) on foreign currency translation	(46)	(996)	348	(1,067)
Less: Tax/(Tax benefit) (a)	(30)	65	67	(31)
Net gains/(losses) on foreign currency translation	(16)	(1,061)	281	(1,036)
(Gains)/Losses reclassified from AOCI to net income (b)	4	47	(4)	168
Other comprehensive income/(loss), net of tax (c)	(12)	(1,014)	277	(868)
Ending balance	$(5,249)	$(6,355)	$(5,249)	$(6,355)

Marketable securities
Beginning balance	$91	$(272)	$156	$(19)
Gains/(Losses) on available for sale securities	(10)	(118)	(86)	(448)
Less: Tax/(Tax benefit)	(3)	(29)	(22)	(106)
Net gains/(losses) on available for sale securities	(7)	(89)	(64)	(342)
(Gains)/Losses reclassified from AOCI to net income	(4)	8	(15)	8
Less: Tax/(Tax benefit)	(1)	2	(4)	2
Net (gains)/losses reclassified from AOCI to net income	(3)	6	(11)	6
Other comprehensive income/(loss), net of tax	(10)	(83)	(75)	(336)
Ending balance	$81	$(355)	$81	$(355)

Derivative instruments
Beginning balance	$(567)	$(49)	$(266)	$(193)
Gains/(Losses) on derivative instruments	(10)	(126)	(391)	30
Less: Tax/(Tax benefit)	(3)	(30)	(77)	7
Net gains/(losses) on derivative instruments	(7)	(96)	(314)	23
(Gains)/Losses reclassified from AOCI to net income	153	6	160	38
Less: Tax/(Tax benefit)	34	4	35	11
Net (gains)/losses reclassified from AOCI to net income (d)	119	2	125	27
Other comprehensive income/(loss), net of tax	112	(94)	(189)	50
Ending balance	$(455)	$(143)	$(455)	$(143)

Pension and other postretirement benefits
Beginning balance	$(2,657)	$(2,632)	$(2,658)	$(2,640)
Amortization and recognition of prior service costs/(credits)	17	6	20	12
Less: Tax/(Tax benefit)	3	2	4	3
Net prior service costs/(credits) reclassified from AOCI to net income	14	4	16	9
Translation impact on non-U.S. plans	(2)	8	(3)	11
Other comprehensive income/(loss), net of tax	12	12	13	20
Ending balance	$(2,645)	$(2,620)	$(2,645)	$(2,620)

Total AOCI ending balance at June 30	$(8,268)	$(9,473)	$(8,268)	$(9,473)
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
(c)In 2022, excludes a loss of $4 million related to noncontrolling interests.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $105 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and loans and was $2.8 billion and $2.9 billion at December 31, 2021 and June 30, 2022, respectively.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC, a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. We expect BlueOval SK to be a variable interest entity of which we are not the primary beneficiary, and that we will use the equity method of accounting for our investment. Ford has agreed to contribute up to $6.6 billion in capital to BlueOval SK over a five-year period ending in 2026, subject to any adjustments agreed to by the parties.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $357 million and $242 million at December 31, 2021 and June 30, 2022, respectively. The carrying value of recorded liabilities related to financial guarantees was $36 million and $18 million at December 31, 2021 and June 30, 2022, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $453 million and $278 million at December 31, 2021 and June 30, 2022, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $38 million and de minimis at December 31, 2021 and June 30, 2022, respectively.

Included in the $278 million of maximum potential payments at June 30, 2022 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $271 million as of June 30, 2022 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we have recorded a de minimis amount as our best estimate of the amount we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax, customs, and regulatory matters, for which we estimate the aggregate risk to be a range of up to about $2 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2021	2022
Beginning balance	$8,172	$8,451
Payments made during the period	(2,169)	(2,006)
Changes in accrual related to warranties issued during the period	1,933	1,877
Changes in accrual related to pre-existing warranties	80	395
Foreign currency translation and other	(5)	(120)
Ending balance	$8,011	$8,597

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
Second Quarter 2021
Revenues	$24,128	$21	$2,603	$—	$—	$—		$—		$26,752
Income/(Loss) before income taxes	(97)	(210)	1,623	(263)	(453)	135	(a)	—		735
Equity in net income/(loss) of affiliated companies	77	(63)	9	—	—	28		—		51
Total assets	67,513	3,574	138,098	40,411	—	—		(1,064)	(b)	248,532

Second Quarter 2022
Revenues	$37,909	$25	$2,256	$—	$—	$—		$—		$40,190
Income/(Loss) before income taxes	3,322	(221)	939	(318)	(312)	(2,619)	(c)	—		791
Equity in net income/(loss) of affiliated companies	157	(83)	4	—	—	(20)		—		58
Total assets	71,291	3,284	127,493	45,008	—	—		(1,321)	(b)	245,755

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
First Half 2021
Revenues	$57,682	$32	$5,266	$—	$—	$—		$—		$62,980
Income/(loss) before income taxes	3,300	(417)	2,585	(503)	(926)	638	(d)	—		4,677
Equity in net income/(loss) of affiliated companies	249	(123)	14	1	—	(11)		—		130

First Half 2022
Revenues	$70,020	$109	$4,537	$—	$—	$—		$—		$74,666
Income/(loss) before income taxes	5,213	(463)	1,867	(569)	(620)	(8,485)	(c)	—		(3,057)
Equity in net income/(loss) of affiliated companies	296	(158)	10	1	—	(124)	(e)	—		25
__________
(a)Primarily reflects Global Redesign actions, mark-to-market adjustments for our global pension and OPEB plans, and gains/(losses) on investments in equity securities.
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Primarily reflects the loss on our Rivian investment.
(d)Primarily reflects the gain on our Rivian investment, Global Redesign actions, and mark-to-market adjustments for our global pension and OPEB plans.
(e)Primarily reflects the full impairment of our Ford Sollers Netherlands B.V. (the parent company of our joint venture in Russia) equity method investment, resulting from the ongoing regulatory and economic uncertainty in Russia.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

KEY TRENDS AND ECONOMIC FACTORS AFFECTING FORD AND THE AUTOMOTIVE INDUSTRY

The following supplements the key trends and economic factors discussed on pages 34 and 35 of our 2021 Form 10‑K and page 31 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022:

COVID-19 and Supplier Disruptions. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in our supply chain and local manufacturing operations. We also continue to face supplier disruptions due to the semiconductor shortage. Further, actions taken by Russia in Ukraine have impacted and could further impact our suppliers, particularly our lower tier suppliers, as well as our operations in Europe. For additional information on the impact of supplier disruptions, see the Outlook section on page 57.

Commodity and Energy Prices. Prices for commodities remain volatile, and recently we have experienced price increases for base metals (e.g., steel and aluminum), precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel for batteries). Global demand and differences in output across sectors due to the COVID-19 pandemic have generated divergence in price movements across different commodities. The net impact on us overall has been higher material costs. To help ensure supply of raw materials for critical components (e.g., batteries), we, like others in the industry, have entered into multi-year sourcing agreements and may enter into additional agreements. Similar dynamics are impacting energy markets, with Europe particularly exposed to the risk of both higher prices and constraints on supply of natural gas due to the ongoing conflict in Ukraine. Such shortages may impact facilities operated by us or our suppliers, which could have an impact on us in Europe and other regions. For additional information on commodity costs, see the Outlook section on page 57.

Inflation. We are seeing a near-term impact on our business due to inflationary pressure, and inflation has continued to accelerate in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs. Inflation in the United States rose by 9.1% on an annual basis in June, and U.K. inflation rose 9.4% over the same period, both representing 40-year highs. Surging energy prices drove the inflation rate for the euro zone 8.6% higher on an annual basis in June. Interest rates, notably mature market government bond yields, remain low by historical standards but are rising as central banks around the world tighten monetary policy in response to inflation pressures, while government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our plan period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the second quarter of 2022, the net income attributable to Ford Motor Company was $667 million, and Company adjusted EBIT was $3,722 million.

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

	Second Quarter		First Half
	2021	2022	2021	2022
Global Redesign
Europe	$(165)	$(27)	$(259)	$(49)
India	—	(47)	—	(75)
South America	(133)	10	(455)	(17)
China (including Taiwan)	158	(12)	157	(12)
Separations and Other (not included above)	(4)	(31)	(3)	(12)
Subtotal Global Redesign	$(144)	$(107)	$(560)	$(165)
Other Items
Gain/(loss) on Rivian investment (a)	$—	$(2,447)	$902	$(7,896)
Ford Credit – Brazil restructuring (see Note 16)	—	(36)	—	(155)
Russia suspension of operations/asset write-off	—	6	—	(132)
Patent matters related to prior calendar years	—	14	—	(121)
Other	26	(33)	21	—
Subtotal Other Items	$26	$(2,496)	$923	$(8,304)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$263	$(16)	$324	$(16)
Pension settlements and curtailments	(10)	—	(49)	—
Subtotal Pension and OPEB Gain/(Loss)	$253	$(16)	$275	$(16)
Total EBIT Special Items	$135	$(2,619)	$638	$(8,485)

Cash effect of Global Redesign (incl. separations)	$(970)	$298	$(1,315)	$150

Provision for/(Benefit from) tax special items (b)	$84	$(537)	$142	$(1,729)
__________
(a)As of June 30, 2022, we held 76.7 million Rivian common shares valued at $25.74 per share.
(b)Includes related tax effect on special items and tax special items.

We recorded $2.6 billion of pre-tax special item charges in the second quarter of 2022, driven primarily by a loss on our Rivian investment.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our second quarter and first half 2022 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2021	2022	H / (L)	2021	2022	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$0.8	$2.9	$2.2	$5.2	$1.9	$(3.4)
Revenue ($M)	26,752	40,190	50%	62,980	74,666	19%
Net Income/(Loss) ($M)	561	667	$106	3,823	(2,443)	(6,266)
Net Income/(Loss) Margin (%)	2.1%	1.7%	(0.4) ppts	6.1%	(3.3)%	(9.4) ppts
EPS (Diluted)	$0.14	$0.16	$0.02	$0.95	$(0.61)	$(1.56)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(5.1)	$3.6	$8.7	$(5.5)	$3.0	$8.5
Company Adj. EBIT ($M)	1,053	3,722	2,669	4,965	6,048	1,083
Company Adj. EBIT Margin (%)	3.9%	9.3%	5.4 ppts	7.9%	8.1%	0.2 ppts
Adjusted EPS (Diluted)	$0.13	$0.68	$0.55	$0.83	$1.06	$0.23
Adjusted ROIC (Trailing Four Quarters)	10.3%	11.6%	1.2 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2022, our diluted earnings per share of Common and Class B Stock was $0.16 and our diluted adjusted earnings per share was $0.68.

Net income/(loss) margin was 1.7% in the second quarter of 2022, down 0.4 percentage points from a year ago. Company adjusted EBIT margin was 9.3% in the second quarter of 2022, up 5.4 percentage points from a year ago.

The year-over-year increase of $106 million in net income/(loss) in the second quarter of 2022 was driven by higher Automotive EBIT, partially offset by a loss on our Rivian investment, which is included in special items, and lower Ford Credit EBT. The year-over-year increase of $2.7 billion in Company adjusted EBIT was driven by higher Automotive EBIT, partially offset by lower Ford Credit EBT.

The table below shows our second quarter and first half 2022 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Second Quarter			First Half
	2021	2022	H / (L)	2021	2022	H / (L)
Automotive	$(97)	$3,322	$3,419	$3,300	$5,213	$1,913
Mobility	(210)	(221)	(11)	(417)	(463)	(46)
Ford Credit	1,623	939	(684)	2,585	1,867	(718)
Corporate Other	(263)	(318)	(55)	(503)	(569)	(66)
Company Adjusted EBIT (a)	1,053	3,722	2,669	4,965	6,048	1,083
Interest on Debt	(453)	(312)	(141)	(926)	(620)	(306)
Special Items	135	(2,619)	2,754	638	(8,485)	9,123
Taxes / Noncontrolling Interests	(174)	(124)	(50)	(854)	614	(1,468)
Net Income/(Loss)	$561	$667	$106	$3,823	$(2,443)	$(6,266)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our second quarter and first half 2022 Automotive segment EBIT by business unit (in millions).

	Second Quarter			First Half
	2021	2022	H / (L)	2021	2022	H / (L)
North America	$192	$3,269	$3,077	$3,135	$4,860	$1,725
South America	(86)	104	190	(159)	154	313
Europe	(284)	10	294	57	217	160
China (including Taiwan)	(123)	(121)	2	(138)	(174)	(36)
International Markets Group	204	60	(144)	405	156	(249)
Automotive Segment	$(97)	$3,322	$3,419	$3,300	$5,213	$1,913

The tables below and on the following pages provide second quarter and first half 2022 key metrics and the change in second quarter 2022 EBIT compared with second quarter 2021 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	4.9%	5.3%	0.3 ppts	5.1%	5.0%	(0.1) ppts
Wholesale Units (000)	764	1,032	268	1,826	1,998	172
Revenue ($M)	$24,128	$37,909	$13,781	$57,682	$70,020	$12,338
EBIT ($M)	(97)	3,322	3,419	3,300	5,213	1,913
EBIT Margin (%)	(0.4)%	8.8%	9.2 ppts	5.7%	7.4%	1.7 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$(97)
Volume / Mix	4,358
Net Pricing	2,338
Cost	(3,598)
Exchange	43
Other	278
Second Quarter 2022 EBIT	$3,322

In the second quarter of 2022, wholesales increased 35% from a year ago, primarily reflecting reduced supply constraints (including semiconductors) on production and the ramp-up of Bronco and Maverick production. Second quarter 2022 revenue increased 57%, driven by higher wholesales, net pricing, and parts and accessories sales, as well as favorable mix, offset partially by weaker currencies.

Our second quarter 2022 Automotive segment EBIT was $3.3 billion, an increase of $3.4 billion from a year ago, and our second quarter 2022 Automotive EBIT margin was 8.8%. The higher EBIT was driven by higher wholesales and higher net pricing, offset partially by inflationary increases on commodity, material, and freight costs, and higher volume-related manufacturing and investment-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	10.4%	12.9%	2.5 ppts	11.4%	12.4%	1.1 ppts
Wholesale Units (000)	327	618	291	861	1,132	271
Revenue ($M)	$14,966	$29,055	$14,089	$37,959	$51,374	$13,415
EBIT ($M)	192	3,269	3,077	3,135	4,860	1,725
EBIT Margin (%)	1.3%	11.3%	10.0 ppts	8.3%	9.5%	1.2 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$192
Volume / Mix	4,585
Net Pricing	1,230
Cost	(2,989)
Exchange	160
Other	91
Second Quarter 2022 EBIT	$3,269

In North America, second quarter 2022 wholesales increased 89% from a year ago, primarily reflecting reduced supply constraints (including semiconductors) on production. Second quarter 2022 revenue increased 94%, driven by higher wholesales and net pricing, favorable mix, and higher parts and accessories sales.

North America’s second quarter 2022 EBIT was $3.3 billion, an increase of $3.1 billion from a year ago, with an EBIT margin of 11.3%. The higher EBIT was driven by higher wholesales, higher net pricing, and favorable mix, offset partially by inflationary increases on commodity, material, and freight costs and higher volume-related manufacturing and investment-related costs.

South America

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	2.3%	2.0%	(0.3) ppts	3.0%	2.1%	(0.9) ppts
Wholesale Units (000)	18	18	1	35	34	(2)
Revenue ($M)	$542	$699	$157	$978	$1,277	$299
EBIT ($M)	(86)	104	190	(159)	154	313
EBIT Margin (%)	(15.9)%	14.8%	30.7 ppts	(16.3)%	12.1%	28.4 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$(86)
Volume / Mix	(6)
Net Pricing	206
Cost	(31)
Exchange	9
Other	12
Second Quarter 2022 EBIT	$104

In South America, second quarter 2022 wholesales increased 3% from a year ago. Second quarter 2022 revenue increased 29%, driven by higher net pricing, offset partially by weaker currencies.

South America’s second quarter 2022 EBIT was $104 million, an improvement of $190 million from a year ago, with an EBIT margin of 14.8%. The EBIT improvement was driven by higher net pricing, lower warranty expense, and structural cost reductions, offset partially by inflationary increases on commodity and material costs. The strong results in South America reflect our restructuring efforts and pricing and were further aided by currencies, including a balance sheet revaluation, the effect of which is not expected to be sustained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	6.1%	6.4%	0.3 ppts	6.6%	6.5%	(0.1) ppts
Wholesale Units (000) (a)	182	222	40	460	476	16
Revenue ($M)	$5,610	$5,761	$151	$12,660	$12,671	$11
EBIT ($M)	(284)	10	294	57	217	160
EBIT Margin (%)	(5.1)%	0.2%	5.3 ppts	0.4%	1.7%	1.3 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 13,000 units in Q2 2021 and 17,000 units in Q2 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$(284)
Volume / Mix	(52)
Net Pricing	826
Cost	(542)
Exchange	(108)
Other	170
Second Quarter 2022 EBIT	$10

In Europe, second quarter 2022 wholesales increased 22% from a year ago, primarily reflecting reduced supply constraints (including semiconductors) on production. Second quarter 2022 revenue increased 3%, driven by higher wholesales and net pricing, offset partially by weaker currencies and unfavorable mix.

Europe’s second quarter 2022 EBIT was $10 million, an improvement of $294 million from a year ago, with an EBIT margin of 0.2%. The higher EBIT was driven by higher net pricing and higher wholesales, offset partially by unfavorable mix driven by semiconductor-related supply constraints, inflationary increases on commodity and material costs, and weaker currencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	2.3%	2.3%	0.1 ppts	2.3%	2.3%	— ppts
Wholesale Units (000) (a)	150	114	(36)	301	242	(59)
Revenue ($M)	$550	$438	$(112)	$1,375	$999	$(376)
EBIT ($M)	(123)	(121)	2	(138)	(174)	(36)
EBIT Margin (%)	(22.3)%	(27.6)%	(5.3) ppts	(10.0)%	(17.4)%	(7.4) ppts

China Unconsolidated Affiliates
Wholesale Units (000) (b)	149	111	(38)	289	236	(53)
Ford Equity Income/(Loss) ($M)	$18	$77	$59	$67	$117	$50
__________
(a)Includes vehicles produced and sold by our unconsolidated affiliates. Revenue does not include these sales.
(b)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China and Ford brand vehicles produced in Taiwan by Lio Ho Group.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$(123)
Volume / Mix	(64)
Net Pricing	(8)
Cost	18
Exchange	2
Other (Including Joint Ventures)	54
Second Quarter 2022 EBIT	$(121)

In China, second quarter 2022 wholesales decreased 24% from a year ago, driven by COVID-related lockdowns and restrictions. Second quarter 2022 revenue at our consolidated operations decreased 20%, primarily driven by lower component sales to our joint ventures in China.

China’s second quarter 2022 EBIT loss was $121 million, about flat versus a year ago, with an EBIT margin of negative 27.6%. Higher profits at our joint ventures and lower costs were offset partially by lower wholesales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	1.8%	1.2%	(0.7) ppts	1.8%	1.2%	(0.6) ppts
Wholesale Units (000) (a)	87	59	(27)	169	114	(54)
Revenue ($M)	$2,460	$1,956	$(504)	$4,710	$3,699	$(1,011)
EBIT ($M)	204	60	(144)	405	156	(249)
EBIT Margin (%)	8.3%	3.1%	(5.2) ppts	8.6%	4.2%	(4.4) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 5,000 units in Q2 2021 and 0 units in Q2 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Second Quarter 2021 EBIT	$204
Volume / Mix	(104)
Net Pricing	85
Cost	(53)
Exchange	(21)
Other	(51)
Second Quarter 2022 EBIT	$60

In our International Markets Group, second quarter 2022 wholesales decreased 32% from a year ago, primarily reflecting lower wholesales in India and Russia and plant changeover for the new Ranger pickup. Second quarter 2022 revenue decreased 21%, driven by lower wholesales and weaker currencies, offset partially by higher net pricing.

Our International Markets Group’s second quarter 2022 EBIT was $60 million, a decrease of $144 million from a year ago, with an EBIT margin of 3.1%. The lower EBIT was driven by lower wholesales, inflationary increases on commodity and material costs, and weaker currencies, offset partially by higher net pricing.

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

In addition, definitions and calculations used in this report include:

•Wholesales and Revenue – wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships, and Ford badged vehicles produced in Taiwan by Lio Ho Group. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue

•Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

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

In our Mobility segment, our second quarter 2022 EBIT loss was $221 million, an $11 million higher loss than a year ago. The loss reflects our strategic investments as we continued to expand our capabilities in autonomous vehicles and support our mobility initiatives.

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

The tables below provide second quarter and first half 2022 key metrics and the change in second quarter 2022 EBT compared with second quarter 2021 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Total Net Receivables ($B)	$118	$116	(2)%	$118	$116	(2)%
Loss-to-Receivables (bps) (a)	(7)	5	12	7	7	—
Auction Values (b)	$29,040	$31,445	8%	$25,580	$30,780	20%
EBT ($M)	1,623	939	$(684)	2,585	1,867	$(718)
ROE (%)	47%	26%	(21) ppts	34%	24%	(10) ppts

Other Balance Sheet Metrics
Debt ($B)				$121	$110	(9)%
Net Liquidity ($B)				33	25	(24)%
Financial Statement Leverage (to 1)				9.3	9.1	(0.2)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease second quarter auction values at Q2 2022 mix and YTD amounts at 2022 YTD mix.

Change in EBT by Causal Factor (in millions)
Second Quarter 2021 EBT	$1,623
Volume / Mix	(77)
Financing Margin	(113)
Credit Loss	(109)
Lease Residual	(428)
Exchange	(17)
Other	60
Second Quarter 2022 EBT	$939

Ford Credit’s total net receivables were $2 billion lower than a year ago, primarily reflecting lower volume due to supply constraints and exchange. The loss-to-receivables (“LTR”) ratio remained at a low level in the second quarter of 2022, at five basis points, 12 basis points higher than a year ago. U.S. auction values in the second quarter of 2022 were 8% higher than a year ago, reflecting continued strong demand for used vehicles.

Ford Credit’s second quarter 2022 EBT of $939 million was $684 million lower than a year ago, primarily reflecting lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, lower volume due to supply constraints on new vehicle production, and lower credit loss reserve releases, partially offset by positive market valuation adjustments to derivatives due to higher interest rates, which is included in Other.

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

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2022, Corporate Other had a $318 million loss, compared with a $263 million loss a year ago. The higher loss was driven by negative fair market value adjustments on our cash equivalent portfolios as a result of higher interest rates and higher administrative and IT-related expenses.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $312 million in the second quarter of 2022, $141 million lower than a year ago, primarily explained by U.S. debt restructuring actions undertaken in the fourth quarter of 2021.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2022 was a provision of $153 million and a benefit of $576 million, respectively. This resulted in effective tax rates of 19.3% and 18.8%, respectively.

Our second quarter and first half of 2022 adjusted effective tax rates, which exclude special items, were 20.2% and 21.2%, respectively.

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

At June 30, 2022, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $37.3 billion.

We consider our key balance sheet metrics to be: (i) Company cash, which includes cash equivalents, marketable securities, and restricted cash, including cash held for sale, excluding Ford Credit’s cash, cash equivalents, marketable securities, and restricted cash; and (ii) Company liquidity, which includes Company cash, less restricted cash, and total available committed credit lines, excluding Ford Credit’s total available committed credit lines.

Company excluding Ford Credit

	December 31, 2021	June 30, 2022
Balance Sheets ($B)
Company Cash	$36.5	$28.7
Liquidity	52.4	45.1
Debt	(20.4)	(19.4)
Cash Net of Debt	16.1	9.4

Pension Funded Status ($B) (a)
Funded Plans	$5.8	$6.7
Unfunded Plans	(6.1)	(6.0)
Total Global Pension	$(0.3)	$0.7

Total Funded Status OPEB	$(6.0)	$(5.9)
__________
(a)Balances at June 30, 2022 reflect net funded status at December 31, 2021, updated for service and interest cost, expected return on assets, separation expense, actual benefit payments, and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At June 30, 2022, we had Company cash of $28.7 billion and liquidity of $45.1 billion, including approximately $2 billion of Rivian marketable securities. In the second quarter, we sold approximately 25 million of our Rivian shares resulting in proceeds of about $700 million. As marketable securities increase or decrease in value, Company cash and liquidity will likewise increase or decrease. At June 30, 2022, about 84% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for battery electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2021 Form 10-K Report)

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 20 of the Notes to the Financial Statements herein)

•Debt repayments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes the Financial Statements in our 2021 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2021 Form 10-K Report, the “Changes in Company Cash” section below, and Note 13 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes the Financial Statements in our 2021 Form 10-K Report)

•Cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below)

•Strategic acquisitions and investments to grow our business, including electrification

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

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we plan to enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to $6.6 billion in capital to BlueOval SK, LLC over a five-year period ending in 2026. Such investments, which are part of our plan to invest over $50 billion in electric vehicles through 2026, could have an additional adverse impact on our cash in the near-term.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institutions. Moreover, we do not provide any guarantees in connection with the SCF program. As of June 30, 2022, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $218 million. The amount settled through the SCF program during the first half of 2022 was $605 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2021	2022	2021	2022
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$(0.6)	$2.8	$2.4	$4.2

Capital spending	$(1.5)	$(1.5)	$(2.9)	$(2.9)
Depreciation and tooling amortization	1.3	1.3	2.5	2.6
Net spending	$(0.2)	$(0.2)	$(0.4)	$(0.2)

Receivables	$—	$(0.6)	$(0.6)	$(0.6)
Inventory	(0.8)	0.3	(3.0)	(2.5)
Trade Payables	(4.6)	0.4	(3.0)	2.0
Changes in working capital	$(5.4)	$0.1	$(6.6)	$(1.1)

Ford Credit distributions	$4.0	$0.6	$5.0	$1.6
Interest on debt and cash taxes	(0.7)	(0.6)	(1.2)	(0.9)
All other and timing differences	(2.2)	0.9	(4.8)	(0.5)
Company adjusted free cash flow (a)	$(5.1)	$3.6	$(5.5)	$3.0

Global Redesign (including separations)	$(1.0)	$0.3	$(1.3)	$0.2
Changes in debt	—	(0.6)	2.0	(0.8)
Funded pension contributions	(0.2)	(0.2)	(0.4)	(0.3)
Shareholder distributions	—	(0.4)	—	(0.8)
All other (b)	—	(2.8)	(0.4)	(9.0)
Change in cash	$(6.2)	$—	$(5.7)	$(7.8)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)Includes a $2.4 billion loss and a $7.9 billion loss on our Rivian investment in the second quarter and first half of 2022, respectively.
Note: Numbers may not sum due to rounding.

Our second quarter 2022 Net cash provided by/(used in) operating activities was positive $2.9 billion, an increase of $2.2 billion from a year ago (see page 62 for additional information), primarily driven by higher trade payables, timing differences, and higher net income, partially offset by lower Ford Credit operating cash flow. Company adjusted free cash flow was $3.6 billion, $8.7 billion higher than a year ago, driven by higher adjusted EBIT, higher trade payables, and timing differences, partially offset by lower Ford Credit distributions.

Capital spending was $1.5 billion in the second quarter of 2022, unchanged from a year ago. We continue to expect full year 2022 capital spending to be about $7.0 billion.

Second quarter 2022 working capital impact was $0.1 billion positive, driven by higher trade payables and lower inventory. All other and timing differences were positive $0.9 billion, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the second quarter of 2022, we contributed $154 million to our global funded pension plans. We now expect to contribute between $600 million and $700 million to our global funded pension plans in 2022.

Shareholder distributions were $407 million in the second quarter of 2022, all of which was attributable to our regular quarterly dividend.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest businesses and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $6 billion through 2023. The cash effect related to our global redesign activities was $3.4 billion through June 30, 2022.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2022 were $19.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.75 billion of our new 364-day revolving credit facility (as described below), and $2.1 billion of local credit facilities. At June 30, 2022, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit, and the utilized portion of our 364-day revolving credit facility was $750 million. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of June 30, 2022. Our $1.5 billion delayed draw term loan facility, which was drawn in full in 2019, was repaid on June 23, 2022 as described below.

Our corporate and supplemental revolving credit facilities were amended as of June 23, 2022 to, among other things, extend the maturity dates of the commitments under each facility. Following the corporate credit facility amendment, $3.4 billion of commitments mature on June 23, 2025 and $10.1 billion of commitments mature on June 23, 2027. Following the supplemental revolving credit facility amendment, $0.1 billion of commitments mature on September 29, 2024 and $1.9 billion of commitments mature on June 23, 2025.

Also on June 23, 2022, we entered into a 364-day revolving credit facility, with $1.75 billion of commitments maturing on June 22, 2023. This new 364-day revolving credit facility further strengthens our liquidity, provides working capital funding, and is intended to be utilized. On June 23, 2022, we drew $750 million under the 364-day revolving credit facility, which, along with $750 million of Company cash, was used to prepay the full $1.5 billion outstanding under our delayed draw term loan facility. The maturity date of the delayed draw term loan facility was December 31, 2022.

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the facility. The terms and conditions of the supplemental and 364-day revolving credit facilities are consistent with our corporate credit facility.

Each of the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities: Ford Component Sales, LLC; Ford European Holdings LLC; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Smart Mobility LLC; and Ford Trading Company, LLC.

On June 28, 2022, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford Britain”), entered into a £750 million term loan credit facility with a syndicate of banks to support Ford Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided a £600 million guarantee of the credit facility under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford Britain’s obligations under the credit facility to the lenders. On June 30, 2022, Ford Britain drew the full £750 million available under the facility. This five-year, non-amortizing loan matures on June 30, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Debt. As shown in Note 14 of the Notes to the Financial Statements, at June 30, 2022, Company debt excluding Ford Credit was $19.4 billion. This balance is $1.0 billion lower than at December 31, 2021, due to the repayment in full of our $1.5 billion delayed draw term loan facility, repayment of the remaining $954 million under our Loan Arrangement and Reimbursement Agreement with the U.S. Department of Energy, and scheduled maturities. These debt repayments were partially offset by the $750 million draw on our 364-day revolving credit facility and the £750 million ($908 million as of June 30, 2022) draw on our UKEF term loan credit facility.

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

Ford Credit’s leverage is calculated as a separate business as described in the ”Liquidity and Capital Resources - Ford Credit Segment” section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit ended the second quarter of 2022 with $25 billion of liquidity. During the quarter, Ford Credit completed $4.4 billion of public term funding.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Funding Structure
Term unsecured debt	$63.8	$59.4	$49.9
Term asset-backed securities	45.9	45.4	47.1
Ford Interest Advantage / Retail Deposits	11.3	12.9	12.5
Other	(1.1)	(0.2)	1.9
Equity	13.1	12.4	12.0
Adjustments for cash	(15.3)	(12.4)	(7.8)
Total Net Receivables	$117.7	$117.5	$115.6

Securitized Funding as Percent of Total Debt	37.9%	38.5%	43.0%

Net receivables were $115.6 billion at June 30, 2022 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 43.0% at the end of the second quarter of 2022.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2020 and 2021, planned issuances for full year 2022, and its global public term funding issuances through July 26, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through July 26
Unsecured	$14	$5	$ 4 - 7	$4
Securitizations (a)	13	9	8 - 10	6
Total public	$27	$14	$ 12 - 17	$10
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2022, Ford Credit now projects full year public term funding in the range of $12 billion to $17 billion. Through July 26, 2022, Ford Credit has completed $10 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Liquidity Sources (a)
Cash	$15.3	$12.4	$7.8
Committed asset-backed facilities	38.4	37.1	34.3
Other unsecured credit facilities	2.6	2.7	2.5
Total liquidity sources	$56.3	$52.2	$44.6

Utilization of Liquidity (a)
Securitization and restricted cash	$(8.1)	$(3.9)	$(2.7)
Committed asset-backed facilities	(11.3)	(12.5)	(15.3)
Other unsecured credit facilities	(0.5)	(1.0)	(0.5)
Total utilization of liquidity	$(19.9)	$(17.4)	$(18.5)

Gross liquidity	$36.4	$34.8	$26.1
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.4)	(2.8)	(1.1)
Net liquidity available for use	$33.0	$32.0	$25.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. In June 2022, Ford Credit used its excess liquidity to repurchase approximately $3 billion of its public unsecured debt securities maturing in 2023, reducing interest expense and near-term maturities. At June 30, 2022, Ford Credit’s net liquidity available for use was $25 billion, $7 billion lower than year-end 2021. At June 30, 2022, Ford Credit’s liquidity sources including cash, committed asset-backed facilities, and unsecured credit facilities totaled $44.6 billion, down $7.6 billion from year-end 2021.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and the “Aggregate Contractual Obligations” table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2021 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	July - December 2022	2023	2024	2025 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$46	$75	$98	$127
Total debt (b)	36	61	79	111
Memo: Unsecured long-term debt maturities	6	8	11	26
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2022, Ford Credit had $127 billion of assets, $65 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Leverage Calculation
Debt	$121.0	$117.7	$109.5
Equity (a)	13.1	12.4	12.0
Financial statement leverage (to 1)	9.3	9.5	9.1
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At June 30, 2022, Ford Credit’s financial statement leverage was 9.1:1, at the lower end of Ford Credit’s 9:1 to 10:1 target range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of June 30, 2022, our total Company pension overfunded status reported on our consolidated balance sheets was $0.7 billion and reflects the net funded status at December 31, 2021, updated for: service and interest cost; expected return on assets; separation expense; actual benefit payments; and cash contributions.  The discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2021	June 30, 2022
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$3.4	$11.7
Add: Noncontrolling interest	—	—
Less: Income tax	(0.2)	1.6
Add: Cash tax	(0.5)	(0.7)
Less: Interest on debt	(1.9)	(1.5)
Less: Total pension/OPEB income/(cost)	(0.7)	4.5
Add: Pension/OPEB service costs	(1.1)	(1.0)
Net operating profit/(loss) after cash tax	$4.6	$5.4
Less: Special items (excl. pension/OPEB) pre-tax	(3.0)	(3.0)
Adjusted net operating profit/(loss) after cash tax	$7.5	$8.3

Invested Capital
Equity	$34.8	$44.2
Debt (excl. Ford Credit)	25.9	19.4
Net pension and OPEB liability	11.5	5.2
Invested capital (end of period)	$72.2	$68.8
Average invested capital	$72.8	$72.0

ROIC (a)	6.3%	7.4%
Adjusted ROIC (Non-GAAP) (b)	10.3%	11.6%
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022:

•On May 2, 2022, Fitch affirmed the credit ratings for Ford and Ford Credit at BB+ and revised the outlook to positive, from stable.
•On May 17, 2022, DBRS affirmed the credit ratings for Ford and Ford Credit at BB (high) and revised the outlook to positive, from stable.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	BB (high)	Positive	BB (high)	R-4	Positive	BBB (low)
Fitch	BB+	BB+	Positive	BB+	B	Positive	BBB-
Moody’s	N/A	Ba2	Stable	Ba2	NP	Stable	Baa3
S&P	BB+	BB+	Positive	BB+	B	Positive	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
OUTLOOK

We provided 2022 Company guidance in our earnings release furnished on Form 8-K dated July 27, 2022. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2021 Form 10-K Report and as updated by our subsequent filings with the SEC.

2022 Guidance
Total Company
Adjusted EBIT (a)	$11.5 - $12.5 billion
Adjusted Free Cash Flow (a)	$5.5 - $6.5 billion
Capital spending	About $7.0 billion
Pension contributions	$0.6 - $0.7 billion
Global Redesign EBIT charges (b)	About $1.5 billion
Global Redesign cash effects (b)	$1.0 - $1.5 billion

Ford Credit
EBT	About $3 billion
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

For full-year 2022, we continue to expect adjusted EBIT of $11.5 billion to $12.5 billion, which would represent 15% to 25% growth from last year, and adjusted free cash flow of $5.5 billion to $6.5 billion, with a significant portion coming from Automotive operations.

Our guidance continues to assume 10% to 15% growth in vehicle wholesales from 2021 and assumes that semiconductor availability continues to improve. Our adjusted EBIT range assumes significantly higher profits in North America, collective profitability from other regional markets, strong but lower Ford Credit EBT of about $3 billion, and modest improvement in Mobility and Corporate Other EBIT.

Other assumptions include:

•Strong order banks and pent-up demand for our new and iconic products
•Continued strength in pricing, which includes the benefit of pricing actions taken during the year
•Commodity headwinds of about $4 billion, which we expect to offset with improvements in net pricing and mix
•Continuation of other broad-based inflationary pressures, now expected to total about $3 billion for the year, up $1 billion from our estimate last quarter, while we are actively looking at opportunities to offset increases
•Lower Ford Credit EBT reflecting primarily lower credit loss reserve releases, fewer returned off-lease vehicles, and more normalized credit losses. We also expect auction values to remain strong but to decline in the second half of the year as the supply of new vehicles improves

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cautionary Note on Forward-Looking Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2021	2022	2021	2022
Net income/(loss) attributable to Ford (GAAP)	$561	$667	$3,823	$(2,443)
Income/(Loss) attributable to noncontrolling interests	(8)	(29)	(8)	(38)
Net income/(loss)	$553	$638	$3,815	$(2,481)
Less: (Provision for)/Benefit from income taxes	(182)	(153)	(862)	576
Income/(Loss) before income taxes	$735	$791	$4,677	$(3,057)
Less: Special items pre-tax	135	(2,619)	638	(8,485)
Income/(Loss) before special items pre-tax	$600	$3,410	$4,039	$5,428
Less: Interest on debt	(453)	(312)	(926)	(620)
Adjusted EBIT (Non-GAAP)	$1,053	$3,722	$4,965	$6,048

Memo:
Revenue ($B)	$26.8	$40.2	$63.0	$74.7
Net income/(loss) margin (GAAP) (%)	2.1%	1.7%	6.1%	(3.3)%
Adjusted EBIT margin (Non-GAAP) (%)	3.9%	9.3%	7.9%	8.1%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Second Quarter		First Half
	2021	2022	2021	2022
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$561	$667	$3,823	$(2,443)
Less: Impact of pre-tax and tax special items	51	(2,082)	496	(6,756)
Adjusted net income/(loss) – diluted (Non-GAAP)	$510	$2,749	$3,327	$4,313

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,992	4,021	3,986	4,014
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	36	31	36	43
Diluted shares	4,028	4,052	4,022	4,057

Earnings/(Loss) per share – diluted (GAAP) (a)	$0.14	$0.16	$0.95	$(0.61)
Less: Net impact of adjustments	0.01	(0.52)	0.12	(1.67)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.13	$0.68	$0.83	$1.06
_________
(a)The first half of 2022 calculation excludes 43 million shares of net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2021	2022	2021	2022	Memo: FY 2021
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$735	$791	$4,677	$(3,057)	$17,780
Less: Impact of special items	135	(2,619)	638	(8,485)	9,583
Adjusted earnings before taxes (Non-GAAP)	$600	$3,410	$4,039	$5,428	$8,197

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(182)	$(153)	$(862)	$576	$130
Less: Impact of special items	(84)	537	(142)	1,729	1,924
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(98)	$(690)	$(720)	$(1,153)	$(1,794)

Tax Rate (%)
Effective tax rate (GAAP)	24.8%	19.3%	18.4%	18.8%	(0.7)%
Adjusted effective tax rate (Non-GAAP)	16.3%	20.2%	17.8%	21.2%	21.9%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2021	2022	2021	2022
Net cash provided by/(used in) operating activities (GAAP)	$756	$2,947	$5,248	$1,863

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$9,638	$(1,340)	$14,636	$(1,759)
Funded pension contributions	(164)	(154)	(393)	(328)
Global Redesign (including separations) (a)	(954)	(137)	(1,244)	(285)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	4	—
Other, net	(279)	20	(270)	(28)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,504)	$(1,503)	$(2,862)	$(2,852)
Ford Credit distributions	4,000	600	5,000	1,600
Settlement of derivatives	(133)	(36)	(158)	28
Company adjusted free cash flow (Non-GAAP)	$(5,122)	$3,619	$(5,505)	$3,039
_______
(a)Global Redesign excludes cash flows reported in investing activities.

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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2022
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(4,164)	$1,683	$—	$(2,481)
Depreciation and tooling amortization	2,691	1,083	—	3,774
Other amortization	54	(662)	—	(608)
Provision for/(Benefit from) credit and insurance losses	11	(118)	—	(107)
Pension and OPEB expense/(income)	(400)	—	—	(400)
Equity method investment dividends received in excess of (earnings)/losses and impairments	171	—	—	171
Foreign currency adjustments	(69)	129	—	60
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	7,908	66	—	7,974
Net (gain)/loss on changes in investments in affiliates	145	1	—	146
Stock compensation	165	5	—	170
Provision for/(Benefit from) deferred income taxes	(1,352)	192	—	(1,160)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(4,611)	—	(4,611)
Decrease/(Increase) in intersegment receivables/payables	16	(16)	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,720)	(136)	—	(1,856)
Decrease/(Increase) in inventory	(2,507)	—	—	(2,507)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,131	49	—	3,180
Other	443	(325)	—	118
Interest supplements and residual value support to Ford Credit	(901)	901	—	—
Net cash provided by/(used in) operating activities	$3,622	$(1,759)	$—	$1,863

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(3,046)	$(23)	$—	$(3,069)
Acquisitions of finance receivables and operating leases	—	(20,749)	—	(20,749)
Collections of finance receivables and operating leases	—	24,139	—	24,139
Purchases of marketable and other investments	(5,382)	(2,683)	—	(8,065)
Sales and maturities of marketable securities and other investments	8,651	2,606	—	11,257
Settlements of derivatives	28	128	—	156
Other	471	2	—	473
Investing activity (to)/from other segments	1,631	(66)	(1,565)	—
Net cash provided by/(used in) investing activities	$2,353	$3,354	$(1,565)	$4,142

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(807)	$—	$—	$(807)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	832	(237)	—	595
Proceeds from issuance of long-term debt	944	17,924	—	18,868
Payments of long-term debt	(2,608)	(22,089)	—	(24,697)
Other	(150)	(49)	—	(199)
Financing activity to/(from) other segments	35	(1,600)	1,565	—
Net cash provided by/(used in) financing activities	$(1,754)	$(6,051)	$1,565	$(6,240)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(139)	$(229)	$—	$(368)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2022
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$37,934	$2,256	$40,190
Total costs and expenses	35,950	1,372	37,322
Operating income/(loss)	1,984	884	2,868
Interest expense on Company debt excluding Ford Credit	312	—	312
Other income/(loss), net	(1,874)	51	(1,823)
Equity in net income/(loss) of affiliated companies	54	4	58
Income/(Loss) before income taxes	(148)	939	791
Provision for/(Benefit from) income taxes	54	99	153
Net income/(loss)	(202)	840	638
Less: Income/(Loss) attributable to noncontrolling interests	(29)	—	(29)
Net income/(loss) attributable to Ford Motor Company	$(173)	$840	$667

	For the period ended June 30, 2022
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$70,129	$4,537	$74,666
Total costs and expenses	67,726	2,729	70,455
Operating income/(loss)	2,403	1,808	4,211
Interest expense on Company debt excluding Ford Credit	620	—	620
Other income/(loss), net	(6,722)	49	(6,673)
Equity in net income/(loss) of affiliated companies	15	10	25
Income/(Loss) before income taxes	(4,924)	1,867	(3,057)
Provision for/(Benefit from) income taxes	(760)	184	(576)
Net income/(loss)	(4,164)	1,683	(2,481)
Less: Income/(Loss) attributable to noncontrolling interests	(38)	—	(38)
Net income/(loss) attributable to Ford Motor Company	$(4,126)	$1,683	$(2,443)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2022
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$13,218	$6,298	$—	$19,516
Marketable securities	14,998	2,186	—	17,184
Ford Credit finance receivables, net	—	30,716	—	30,716
Trade and other receivables, net	3,953	11,084	—	15,037
Inventories	13,976	—	—	13,976
Assets held for sale	705	—	—	705
Other assets	2,475	860	—	3,335
Receivable from other segments	83	1,232	(1,315)	—
Total current assets	49,408	52,376	(1,315)	100,469

Ford Credit finance receivables, net	—	49,743	—	49,743
Net investment in operating leases	1,125	23,408	—	24,533
Net property	35,942	220	—	36,162
Equity in net assets of affiliated companies	4,074	122	—	4,196
Deferred income taxes	14,819	216	10	15,045
Other assets	14,215	1,392	—	15,607
Receivable from other segments	—	16	(16)	—
Total assets	$119,583	$127,493	$(1,321)	$245,755

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$22,242	$1,136	$—	$23,378
Other liabilities and deferred revenue	17,207	1,688	—	18,895
Debt payable within one year	1,533	42,286	—	43,819
Liabilities held for sale	360	—	—	360
Payable to other segments	1,315	—	(1,315)	—
Total current liabilities	42,657	45,110	(1,315)	86,452

Other liabilities and deferred revenue	25,871	2,350	—	28,221
Long-term debt	17,833	67,175	—	85,008
Deferred income taxes	942	885	10	1,837
Payable to other segments	16	—	(16)	—
Total liabilities	$87,319	$115,520	$(1,321)	$201,518

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At June 30, 2022, total equity attributable to Ford was $44.2 billion, a decrease of $4.3 billion compared with December 31, 2021. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$(2.4)
Shareholder distributions	(0.8)
Other comprehensive income/(loss), net	(1.1)
Total	$(4.3)

U.S. Sales by Type. The following table shows second quarter 2022 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	234,186	278,029
SUVs	237,222	228,527
Cars	12,280	10,882
Total Vehicles	483,688	517,438

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2022, was a liability of $45 million, compared with a liability of $253 million as of December 31, 2021. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.1 billion at June 30, 2022, compared with $2.2 billion at December 31, 2021.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2022, was a liability of $97 million, compared with an asset of $220 million at December 31, 2021. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $180 million at June 30, 2022, compared with $215 million at December 31, 2021.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2022, all else constant, such an increase in interest rates would decrease its pre-tax cash flow by $27 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 30 of our 2021 Form 10-K Report and page 65 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	July 27, 2022