Form 10-Q
period 2022-09-30
FORD MOTOR CO
filed 2022-10-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________ to __________
Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware		38-0549190
(State of incorporation)		(I.R.S. Employer Identification No.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)
313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $.01 per share	F	New York Stock Exchange
6.200% Notes due June 1, 2059	FPRB	New York Stock Exchange
6.000% Notes due December 1, 2059	FPRC	New York Stock Exchange
6.500% Notes due August 15, 2062	FPRD	New York Stock Exchange

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

As of October 21, 2022, Ford had outstanding 3,949,642,023 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 71

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2021	2022
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$5,637	$(3,411)
Depreciation and tooling amortization	5,478	5,669
Other amortization	(1,034)	(876)
(Gains)/Losses on extinguishment of debt (Note 4 and Note 15)	8	121
Held for sale impairment charges	—	32
Provision for/(Benefit from) credit and insurance losses	(250)	(70)
Pension and other post-retirement employee benefits (“OPEB”) expense/(income) (Note 14)	(1,115)	(595)
Equity method investment dividends received in excess of (earnings)/losses and impairments (Note 10)	95	2,975
Foreign currency adjustments	348	(71)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(899)	7,365
Net (gain)/loss on changes in investments in affiliates (Note 4)	(354)	137
Stock compensation	262	277
Provision for/(Benefit from) deferred income taxes	652	(1,557)
Decrease/(Increase) in finance receivables (wholesale and other)	8,508	(6,601)
Decrease/(Increase) in accounts receivable and other assets	(1,329)	(2,370)
Decrease/(Increase) in inventory	(3,129)	(4,160)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(511)	8,453
Other	(111)	357
Net cash provided by/(used in) operating activities	12,256	5,675

Cash flows from investing activities
Capital spending	(4,455)	(4,801)
Acquisitions of finance receivables and operating leases	(34,693)	(32,988)
Collections of finance receivables and operating leases	39,440	35,676
Proceeds from sale of business (Note 18)	145	435
Purchases of marketable securities and other investments	(23,243)	(14,115)
Sales and maturities of marketable securities and other investments	28,439	16,208
Settlements of derivatives	(244)	233
Other	(381)	(23)
Net cash provided by/(used in) investing activities	5,008	625

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(3)	(1,410)
Purchases of common stock	—	—
Net changes in short-term debt	1,568	1,650
Proceeds from issuance of long-term debt	19,300	32,855
Payments of long-term debt	(36,122)	(37,395)
Other	(163)	(244)
Net cash provided by/(used in) financing activities	(15,420)	(4,544)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(155)	(772)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$1,689	$984

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,935	$20,737
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,689	984
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$27,624	$21,721

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2021	2022	2021	2022
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Automotive	$33,211	$37,194	$90,893	$107,214
Ford Credit	2,434	2,187	7,700	6,724
Mobility	38	11	70	120
Total revenues (Note 3)	35,683	39,392	98,663	114,058

Costs and expenses
Cost of sales	30,057	34,354	82,258	96,581
Selling, administrative, and other expenses	2,947	2,847	8,667	8,346
Ford Credit interest, operating, and other expenses	1,337	1,687	3,954	4,416
Total costs and expenses	34,341	38,888	94,879	109,343
Operating income/(loss)	1,342	504	3,784	4,715
Interest expense on Company debt excluding Ford Credit	439	321	1,365	941
Other income/(loss), net (Note 4 and Note 18)	852	1,318	3,883	(5,355)
Equity in net income/(loss) of affiliated companies (Note 10)	130	(2,626)	260	(2,601)
Income/(Loss) before income taxes	1,885	(1,125)	6,562	(4,182)
Provision for/(Benefit from) income taxes	63	(195)	925	(771)
Net income/(loss)	1,822	(930)	5,637	(3,411)
Less: Income/(Loss) attributable to noncontrolling interests	(10)	(103)	(18)	(141)
Net income/(loss) attributable to Ford Motor Company	$1,832	$(827)	$5,655	$(3,270)

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.46	$(0.21)	$1.42	$(0.81)
Diluted income/(loss)	0.45	(0.21)	1.40	(0.81)

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,995	4,021	3,989	4,017
Diluted shares	4,036	4,021	4,027	4,017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2021	2022	2021	2022
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$1,822	$(930)	$5,637	$(3,411)
Other comprehensive income/(loss), net of tax (Note 19)
Foreign currency translation	(302)	(949)	(23)	(1,821)
Marketable securities	(23)	(148)	(98)	(484)
Derivative instruments	343	367	154	417
Pension and other postretirement benefits	5	13	18	33
Total other comprehensive income/(loss), net of tax	23	(717)	51	(1,855)
Comprehensive income/(loss)	1,845	(1,647)	5,688	(5,266)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(10)	(100)	(16)	(142)
Comprehensive income/(loss) attributable to Ford Motor Company	$1,855	$(1,547)	$5,704	$(5,124)

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	September 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$20,540	$21,548
Marketable securities (Note 7)	29,053	18,625
Ford Credit finance receivables, net of allowance for credit losses of $282 and $229 (Note 8)	32,543	33,902
Trade and other receivables, less allowances of $48 and $98	11,370	14,764
Inventories (Note 9)	12,065	15,213
Assets held for sale (Note 18)	9	100
Other assets	3,416	3,936
Total current assets	108,996	108,088
Ford Credit finance receivables, net of allowance for credit losses of $643 and $531 (Note 8)	51,256	47,683
Net investment in operating leases	26,361	23,555
Net property	37,139	35,529
Equity in net assets of affiliated companies (Note 10)	4,545	2,556
Deferred income taxes	13,796	15,149
Other assets	14,942	14,359
Total assets	$257,035	$246,919

LIABILITIES
Payables	$22,349	$27,051
Other liabilities and deferred revenue (Note 13 and Note 21)	18,686	19,066
Debt payable within one year (Note 15)
Company excluding Ford Credit	3,175	1,212
Ford Credit	46,517	42,838
Total current liabilities	90,727	90,167
Other liabilities and deferred revenue (Note 13 and Note 21)	27,705	28,591
Long-term debt (Note 15)
Company excluding Ford Credit	17,200	19,073
Ford Credit	71,200	65,206
Deferred income taxes	1,581	1,793
Total liabilities	208,413	204,830

EQUITY
Common Stock, par value $0.01 per share (4,067 million shares issued of 6 billion authorized)	40	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,611	22,768
Retained earnings	35,769	31,072
Accumulated other comprehensive income/(loss) (Note 19)	(8,339)	(10,193)
Treasury stock	(1,563)	(1,564)
Total equity attributable to Ford Motor Company	48,519	42,125
Equity attributable to noncontrolling interests	103	(36)
Total equity	48,622	42,089
Total liabilities and equity	$257,035	$246,919

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2021	September 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,116
Ford Credit finance receivables, net	43,001	42,657
Net investment in operating leases	7,540	11,016
Other assets	39	272
LIABILITIES
Other liabilities and deferred revenue	$6	$—
Debt	38,274	38,121

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 19)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	3,262	—	—	3,262	—	3,262
Other comprehensive income/(loss), net	—	—	—	(76)	—	(76)	—	(76)
Common Stock issued (a)	—	(50)	—	—	—	(50)	—	(50)
Treasury stock/other	—	—	—	—	5	5	25	30
Dividends and dividend equivalents declared (b)	—	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2021	$41	$22,240	$21,502	$(8,370)	$(1,585)	$33,828	$146	$33,974
Net income/(loss)	—	—	561	—	—	561	(8)	553
Other comprehensive income/(loss), net	—	—	—	102	—	102	2	104
Common Stock issued (a)	—	168	—	—	—	168	—	168
Treasury stock/other	—	—	—	—	6	6	(20)	(14)
Dividends and dividend equivalents declared (b)	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2021	$41	$22,408	$22,062	$(8,268)	$(1,579)	$34,664	$120	$34,784
Net income/(loss)	—	—	1,832	—	—	1,832	(10)	1,822
Other comprehensive income/(loss), net	—	—	—	23	—	23	—	23
Common stock issued (a)	—	69	—	—	—	69	—	69
Treasury stock/other	—	—	—	—	5	5	1	6
Dividends and dividend equivalents declared (b)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	$41	$22,477	$23,894	$(8,245)	$(1,574)	$36,593	$111	$36,704

Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084
Net income/(loss)	—	—	667	—	—	667	(29)	638
Other comprehensive income/(loss), net	—	—	—	(1,179)	—	(1,179)	(4)	(1,183)
Common Stock issued (a)	—	103	—	—	—	103	—	103
Treasury stock/other	—	—	—	—	—	—	2	2
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(407)	—	—	(407)	—	(407)
Balance at June 30, 2022	$42	$22,653	$32,511	$(9,473)	$(1,564)	$44,169	$68	$44,237
Net income/(loss)	—	—	(827)	—	—	(827)	(103)	(930)
Other comprehensive income/(loss), net	—	—	—	(720)	—	(720)	3	(717)
Common stock issued (a)	—	115	—	—	—	115	—	115
Treasury stock/other	—	—	—	—	—	—	(4)	(4)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(612)	—	—	(612)	—	(612)
Balance at September 30, 2022	$42	$22,768	$31,072	$(10,193)	$(1,564)	$42,125	$(36)	$42,089
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

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the new standard is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

All other ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$32,072	$—	$32,072
Used vehicles	450	—	450
Services and other revenue (a)	659	58	717
Revenues from sales and services	33,181	58	33,239

Leasing income	68	1,285	1,353
Financing income	—	1,080	1,080
Insurance income	—	11	11
Total revenues	$33,249	$2,434	$35,683

	Third Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$36,111	$—	$36,111
Used vehicles	378	—	378
Services and other revenue (a)	664	13	677
Revenues from sales and services	37,153	13	37,166

Leasing income	52	1,123	1,175
Financing income	—	1,037	1,037
Insurance income	—	14	14
Total revenues	$37,205	$2,187	$39,392

	First Nine Months 2021
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$86,870	$—	$86,870
Used vehicles	1,947	—	1,947
Services and other revenue (a)	1,923	122	2,045
Revenues from sales and services	90,740	122	90,862

Leasing income	223	4,032	4,255
Financing income	—	3,497	3,497
Insurance income	—	49	49
Total revenues	$90,963	$7,700	$98,663

	First Nine Months 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$103,933	$—	$103,933
Used vehicles	1,180	—	1,180
Services and other revenue (a)	2,063	84	2,147
Revenues from sales and services	107,176	84	107,260

Leasing income	158	3,500	3,658
Financing income	—	3,103	3,103
Insurance income	—	37	37
Total revenues	$107,334	$6,724	$114,058
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase of $110 million in the third quarter of 2021 and a decrease of $37 million in the third quarter of 2022 related to revenue recognized in prior periods.

We had a balance of $4.3 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2021 and September 30, 2022. We expect to recognize approximately $400 million of the unearned amount in the remainder of 2022, $1.3 billion in 2023, and $2.6 billion thereafter. We recognized $333 million and $343 million of unearned amounts as revenue during the third quarter of 2021 and 2022, respectively, and $1.0 billion and $1.1 billion in the first nine months of 2021 and 2022, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $309 million and $308 million in deferred costs as of December 31, 2021 and September 30, 2022, respectively. We recognized $21 million and $22 million of amortization during the third quarter of 2021 and 2022, respectively, and $60 million and $66 million in the first nine months of 2021 and 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Net periodic pension and OPEB income/(cost), excluding service cost (Note 14)	$590	$431	$1,970	$1,320
Investment-related interest income	60	181	196	331
Interest income/(expense) on income taxes	3	1	—	8
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	(7)	609	899	(7,365)
Gains/(Losses) on changes in investments in affiliates (Note 17 and Note 18)	22	9	354	(137)
Gains/(Losses) on extinguishment of debt (Note 15)	(4)	(135)	(8)	(121)
Royalty income	162	118	461	373
Other	26	104	11	236
Total	$852	$1,318	$3,883	$(5,355)
__________
(a)    Includes a $646 million gain and a $7.3 billion loss on our Rivian investment in the third quarter and first nine months of 2022, respectively.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Net income/(loss) attributable to Ford Motor Company	$1,832	$(827)	$5,655	$(3,270)

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,995	4,021	3,989	4,017
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	41	—	38	—
Diluted shares	4,036	4,021	4,027	4,017
__________
(a)    In the third quarter and first nine months of 2022, there were 38 million and 42 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2021
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,877	$711	$3,588
U.S. government agencies	2	355	240	595
Non-U.S. government and agencies	2	55	152	207
Corporate debt	2	105	940	1,045
Total marketable securities classified as cash equivalents		3,392	2,043	5,435
Cash, time deposits, and money market funds		6,185	8,920	15,105
Total cash and cash equivalents		$9,577	$10,963	$20,540

Marketable securities
U.S. government	1	$4,018	$864	$4,882
U.S. government agencies	2	2,270	75	2,345
Non-U.S. government and agencies	2	3,373	697	4,070
Corporate debt	2	6,299	304	6,603
Equities (a)	1	10,673	—	10,673
Other marketable securities	2	247	233	480
Total marketable securities		$26,880	$2,173	$29,053

Restricted cash		$69	$128	$197

		September 30, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,067	$30	$3,097
U.S. government agencies	2	1,336	—	1,336
Non-U.S. government and agencies	2	1,401	369	1,770
Other cash equivalents	2	8	—	8
Corporate debt	2	773	663	1,436
Total marketable securities classified as cash equivalents		6,585	1,062	7,647
Cash, time deposits, and money market funds		8,612	5,289	13,901
Total cash and cash equivalents		$15,197	$6,351	$21,548

Marketable securities
U.S. government	1	$4,332	$305	$4,637
U.S. government agencies	2	2,426	245	2,671
Non-U.S. government and agencies	2	2,613	866	3,479
Corporate debt	2	6,265	265	6,530
Equities (a)	1	878	—	878
Other marketable securities	2	266	164	430
Total marketable securities		$16,780	$1,845	$18,625

Restricted cash		$71	$102	$173
__________
(a)Includes $10.6 billion and $817 million of Rivian common shares valued at $103.69 and $32.91 per share as of December 31, 2021 and September 30, 2022, respectively. In the third quarter of 2022, we sold 51.9 million of our Rivian common shares for about $1.8 billion in total proceeds. Net unrealized gains/losses recognized during full year 2021 and the first nine months of 2022 on all equity securities held at December 31, 2021 and September 30, 2022 were an $8.3 billion gain and a $1.8 billion loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2021
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,821	$12	$(14)	$3,819	$1,360	$2,435	$24
U.S. government agencies	2,249	2	(21)	2,230	316	1,802	112
Non-U.S. government and agencies	2,599	6	(21)	2,584	854	1,708	22
Corporate debt	6,373	21	(23)	6,371	2,645	3,726	—
Other marketable securities	228	1	(1)	228	—	150	78
Total	$15,270	$42	$(80)	$15,232	$5,175	$9,821	$236

	September 30, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,200	$—	$(152)	$4,048	$868	$3,159	$21
U.S. government agencies	2,455	—	(131)	2,324	982	1,274	68
Non-U.S. government and agencies	2,315	—	(140)	2,175	325	1,838	12
Corporate debt	7,240	—	(239)	7,001	3,290	3,701	10
Other marketable securities	262	—	(10)	252	—	180	72
Total	$16,472	$—	$(672)	$15,800	$5,465	$10,152	$183

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Company excluding Ford Credit
Sales proceeds	$914	$692	$4,453	$5,814
Gross realized gains	4	—	21	7
Gross realized losses	1	5	3	20

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2021
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,598	$(14)	$—	$—	$2,598	$(14)
U.S. government agencies	1,809	(19)	73	(2)	1,882	(21)
Non-U.S. government and agencies	1,614	(20)	38	(1)	1,652	(21)
Corporate debt	3,637	(21)	71	(2)	3,708	(23)
Other marketable securities	178	(1)	15	—	193	(1)
Total	$9,836	$(75)	$197	$(5)	$10,033	$(80)

	September 30, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$3,205	$(110)	$750	$(42)	$3,955	$(152)
U.S. government agencies	1,185	(35)	1,081	(96)	2,266	(131)
Non-U.S. government and agencies	1,099	(41)	1,010	(99)	2,109	(140)
Corporate debt	6,016	(178)	662	(61)	6,678	(239)
Other marketable securities	216	(9)	36	(1)	252	(10)
Total	$11,721	$(373)	$3,539	$(299)	$15,260	$(672)

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2022, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$20,540	$21,548
Restricted cash (a)	197	173
Total cash, cash equivalents, and restricted cash	$20,737	$21,721
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2021	September 30, 2022
Consumer
Retail installment contracts, gross	$69,148	$64,529
Finance leases, gross	7,318	6,196
Retail financing, gross	76,466	70,725
Unearned interest supplements	(3,020)	(2,311)
Consumer finance receivables	73,446	68,414
Non-Consumer
Dealer financing	11,278	13,931
Non-Consumer finance receivables	11,278	13,931
Total recorded investment	$84,724	$82,345

Recorded investment in finance receivables	$84,724	$82,345
Allowance for credit losses	(925)	(760)
Total finance receivables, net	$83,799	$81,585

Current portion	$32,543	$33,902
Non-current portion	51,256	47,683
Total finance receivables, net	$83,799	$81,585

Net finance receivables subject to fair value (a)	$76,796	$75,674
Fair value (b)	77,648	73,216
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2021 and 2022 was $86 million and $73 million, respectively, and for the first nine months of 2021 and 2022 was $264 million and $223 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2021 and September 30, 2022, accrued interest was $125 million and $132 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2021 and September 30, 2022, were consumer receivables of $39 billion and $40.7 billion, respectively, and non-consumer receivables of $12 billion and $14.3 billion, respectively, (including Automotive receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31 - 60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61 - 120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,607	6,559	12,689	22,701	27,322	72,690	99.0
Total	$868	$2,675	$6,683	$12,847	$22,938	$27,435	$73,446	100.0%

The credit quality analysis of consumer receivables at September 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$46	$60	$85	$165	$120	$63	$539	0.8%
61 - 120 days past due	9	12	19	34	30	14	118	0.2
Greater than 120 days past due	10	5	6	7	7	2	37	—
Total past due	65	77	110	206	157	79	694	1.0
Current	1,273	3,320	7,282	15,402	19,954	20,489	67,720	99.0
Total	$1,338	$3,397	$7,392	$15,608	$20,111	$20,568	$68,414	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total		Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$6,751	$7,860	69.7%
Group II	11	7	26	2	4	54	104	2,689	2,793	24.8
Group III	8	—	1	—	1	20	30	529	559	4.9
Group IV	—	—	4	—	—	6	10	56	66	0.6
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$10,025	$11,278	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

The credit quality analysis of dealer financing receivables at September 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$418	$153	$37	$65	$196	$209	$1,078	$9,892	$10,970	78.7%
Group II	2	22	1	5	—	39	69	2,596	2,665	19.1
Group III	—	—	—	—	—	10	10	250	260	1.9
Group IV	—	—	1	—	—	3	4	32	36	0.3
Total (a)	$420	$175	$39	$70	$196	$261	$1,161	$12,770	$13,931	100.0%
__________
(a)Total past due dealer financing receivables at September 30, 2022 were $5 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2021			First Nine Months 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,022	$39	$1,061	$1,245	$60	$1,305
Charge-offs	(58)	(2)	(60)	(210)	(5)	(215)
Recoveries	50	1	51	158	6	164
Provision for/(Benefit from) credit losses	(58)	(1)	(59)	(242)	(23)	(265)
Other (a)	(9)	—	(9)	(4)	(1)	(5)
Ending balance	$947	$37	$984	$947	$37	$984

	Third Quarter 2022			First Nine Months 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$754	$9	$763	$903	$22	$925
Charge-offs	(73)	—	(73)	(196)	(1)	(197)
Recoveries	39	1	40	126	3	129
Provision for/(Benefit from) credit losses	40	(1)	39	(67)	(14)	(81)
Other (a)	(9)	—	(9)	(15)	(1)	(16)
Ending balance	$751	$9	$760	$751	$9	$760
__________
(a)    Primarily represents amounts related to translation adjustments.

During the third quarter and first nine months of 2022, the allowance for credit losses decreased $3 million and $165 million, respectively, primarily due to Ford Credit’s current expectation that COVID-related losses have been avoided. Although net charge-offs remained low in the third quarter and first nine months of 2022 due, in part, to high vehicle auction values, the impact of rising inflation, high energy prices, and higher interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2021	September 30, 2022
Raw materials, work-in-process, and supplies	$5,785	$6,292
Finished products	6,280	8,921
Total inventories	$12,065	$15,213

Finished products at September 30, 2022 in the table above includes approximately 40,000 vehicles at our plants that are completed but awaiting installation of components, primarily reflecting supply shortages, after which, the vehicles will proceed through an additional quality review process prior to being shipped to our dealers.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10. IMPAIRMENT OF EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

In 2017, we began investing in Argo AI, an artificial intelligence company that became a consolidated subsidiary, with a commitment to fund $1 billion over five years to develop autonomous vehicle technology. In 2020, we completed a transaction with Volkswagen AG (“VW”) that resulted in Ford and VW holding equal interests in Argo AI, which together comprised a majority ownership of the entity. As a result of this transaction, which included $500 million of proceeds from the sale to VW of a portion of our interest in Argo AI, we deconsolidated Argo AI, remeasured our retained investment in the entity at fair value, and, net of our carrying value in Argo’s net assets, recognized a $3.5 billion pre-tax gain in Other income/(loss), net. Immediately following this transaction, our retained investment consisted of a $2.4 billion equity method investment and a $400 million preferred equity security investment, which were reflected on our consolidated balance sheets in Equity in net assets of affiliated companies and Other assets, respectively.

Although Argo AI has made progress on developing highly automated driving technology (L4), to achieve commercially viable scale, Argo AI’s technology requires significant additional capital investment and time. In the near term, we see more potential for partial or conditional automated driving technology (L2/L3) to be transformative for customers and our business. Therefore, in the third quarter of 2022, we made the strategic decision to shift our capital spending from L4 technology being developed by Argo AI to advanced L2/L3 systems, which we believe will ultimately be essential to achieve profitable commercialization of L4 autonomy at scale in the future. Additionally, because of the significant additional capital and time required to achieve commercialization of L4, as well as other macroeconomic factors, Argo AI has been unable to attract new investors. After performing external outreach in the third quarter to assess market interest in acquiring either Argo AI or its technology components and conducting internal reviews to evaluate opportunities to leverage Argo AI’s technology, Ford determined that Argo AI no longer has value as a going concern. As a result, we reassessed the carrying value of our investment in Argo AI as of September 30, 2022, and in October, Ford and VW initiated the process of exiting the joint development of L4 technology through Argo AI.

Our valuation assumes an orderly conclusion of operations at Argo AI, in which the cash required to satisfy the remaining obligations would consume most of Argo AI’s remaining capital. In addition, we assessed whether Argo AI’s technology components have value in isolation, and we concluded that the cost to integrate into currently anticipated technology ecosystems would be prohibitive.

Accordingly, we recorded a $2.7 billion pre-tax impairment in the third quarter of 2022, reducing the carrying value of our investment to $64 million, which primarily represents our share of Argo AI’s cash less its obligations. The non-cash charge was reported in Equity in net income/(loss) of affiliated companies, and our remaining investment is in Equity in net assets of affiliated companies. The carrying value of our investment in Argo AI immediately prior to the impairment was higher than our net cash investment of approximately $500 million (i.e., our $1 billion investment less proceeds we received from VW) due to the non-cash gain recognized when we deconsolidated Argo AI in 2020 as described above. Finally, on October 26, 2022, we announced that Argo AI plans to wind down operations.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $0.9 billion and $0.4 billion at December 31, 2021 and September 30, 2022, respectively. See Note 10 for additional information about the decrease from December 31, 2021. The cumulative net unrealized gain from adjustments related to Other Investments held at September 30, 2022 is $135 million.

NOTE 12. GOODWILL

The net carrying amount of goodwill was $619 million and $575 million at December 31, 2021 and September 30, 2022, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	September 30, 2022
Current
Dealer and dealers’ customer allowances and claims	$8,300	$7,806
Deferred revenue	2,349	2,312
Employee benefit plans	1,687	1,736
Accrued interest	888	795
OPEB (a)	332	327
Pension (a)	202	196
Operating lease liabilities	345	380
Other (b)	4,583	5,514
Total current other liabilities and deferred revenue	$18,686	$19,066
Non-current
Pension (a)	$8,658	$7,441
OPEB (a)	5,708	5,455
Dealer and dealers’ customer allowances and claims	4,909	5,466
Deferred revenue	4,683	4,830
Operating lease liabilities	1,048	1,056
Employee benefit plans	1,007	962
Other (b)	1,692	3,381
Total non-current other liabilities and deferred revenue	$27,705	$28,591
__________
(a)Balances at September 30, 2022 reflect pension and OPEB liabilities at December 31, 2021, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021. Included in Other assets are pension assets of $8.5 billion and $8.8 billion at December 31, 2021 and September 30, 2022, respectively.
(b)Includes current derivative liabilities of $97 million and $1.3 billion at December 31, 2021 and September 30, 2022, respectively. Includes non-current derivative liabilities of $535 million and $2.3 billion at December 31, 2021 and September 30, 2022, respectively (see Note 16).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2021	2022	2021	2022	2021	2022
Service cost	$131	$125	$140	$101	$12	$10
Interest cost	232	263	107	123	31	36
Expected return on assets	(681)	(642)	(283)	(245)	—	—
Amortization of prior service costs/(credits)	1	—	5	6	(3)	(1)
Net remeasurement (gain)/loss	(40)	7	—	—	—	—
Separation programs/other	10	9	23	11	1	1
Settlements and curtailments	7	1	—	—	—	—
Net periodic benefit cost/(income)	$(340)	$(237)	$(8)	$(4)	$41	$46

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2021	2022	2021	2022	2021	2022
Service cost	$396	$375	$423	$319	$36	$31
Interest cost	694	790	315	390	95	110
Expected return on assets	(2,047)	(1,927)	(852)	(772)	—	—
Amortization of prior service costs/(credits)	2	1	17	18	(9)	(2)
Net remeasurement (gain)/loss	201	7	(565)	16	—	—
Separation programs/other	15	20	107	28	1	—
Settlements and curtailments	56	1	—	—	—	—
Net periodic benefit cost/(income)	$(683)	$(733)	$(555)	$(1)	$123	$139

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the third quarter of 2021 and 2022, within separation programs/other, we recognized expenses of $22 million and $11 million, respectively, in non-U.S. pension plans related to ongoing redesign programs. In the first nine months of 2021 and 2022, within separation programs/other, we recognized $106 million and $27 million, respectively, in non-U.S. pension plans related to ongoing redesign programs. Until our Global Redesign programs are completed, we anticipate further adjustments to our plans in subsequent periods.

Pension Plan Contributions

During 2022, we expect to contribute about $600 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first nine months of 2022, we contributed $458 million to our global funded pension plans and made $288 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2021	September 30, 2022
Company excluding Ford Credit
Debt payable within one year
Short-term	$286	$783
Long-term payable within one year
Public unsecured debt securities	86	—
U.S. Department of Energy Advanced Technology Vehicles Manufacturing Incentive Program	953	—
Delayed draw term loan	1,500	—
Other debt	348	431
Unamortized (discount)/premium	2	(2)
Total debt payable within one year	3,175	1,212
Long-term debt payable after one year
Public unsecured debt securities (a)	13,643	14,936
Convertible notes (b)	2,300	2,300
U.K. Export Finance Program (c)	843	1,518
Other debt	768	695
Unamortized (discount)/premium	(188)	(182)
Unamortized issuance costs	(166)	(194)
Total long-term debt payable after one year	17,200	19,073
Total Company excluding Ford Credit	$20,375	$20,285
Fair value of Company debt excluding Ford Credit (d)	$24,044	$18,390
Ford Credit
Debt payable within one year
Short-term	$14,810	$14,696
Long-term payable within one year
Unsecured debt	13,660	8,146
Asset-backed debt	18,049	19,997
Unamortized (discount)/premium	1	—
Unamortized issuance costs	(13)	(12)
Fair value adjustments (e)	10	11
Total debt payable within one year	46,517	42,838
Long-term debt payable after one year
Unsecured debt	44,337	39,006
Asset-backed debt	26,654	28,137
Unamortized (discount)/premium	28	24
Unamortized issuance costs	(199)	(185)
Fair value adjustments (e)	380	(1,776)
Total long-term debt payable after one year	71,200	65,206
Total Ford Credit	$117,717	$108,044
Fair value of Ford Credit debt (d)	$120,204	$105,177
__________
(a)Public unsecured debt securities increased in the third quarter due to green bond and retail bond issuance, which together totaled $2.4 billion, partially offset by a $1.1 billion bond redemption.
(b)As of September 30, 2022, each $1,000 principal amount of the notes will be convertible into 58.7365 shares of our Common Stock, which is equivalent to a conversion price of approximately $17.03 per share. We recognized issuance cost amortization of $2 million and $4 million during the third quarter and first nine months of 2021, respectively, and $2 million and $5 million during the third quarter and first nine months of 2022, respectively.
(c)We entered into a £750 million 5-year term loan pursuant to the U.K. Export Finance Program in June 2022.
(d)At December 31, 2021 and September 30, 2022, the fair value of debt includes $209 million and $717 million of Company excluding Ford Credit short-term debt and $14.1 billion and $13.9 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(e)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $112 million at December 31, 2021 and September 30, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $31.2 billion at December 31, 2021 and September 30, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT (Continued)

2022 Debt Extinguishment

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

In September 2022, Ford redeemed approximately $1.1 billion principal amount of its public unsecured debt securities for an aggregate cost of approximately $1.2 billion (including redemption costs and accrued and unpaid interest payments for such redeemed securities). As a result of this transaction, Ford recorded a pre-tax loss of $135 million (net of unamortized discounts, premiums, and fees) in Other income/(loss), net in the third quarter of 2022.

2022 Environmental, Social, Governance (“ESG”) Bond

In August 2022, Ford issued approximately $1.8 billion aggregate principal amount of green bonds with an interest rate of 6.1% under its sustainable financing framework. Ford is allocating the net proceeds from this issuance to the design, development, and manufacturing of its battery electric vehicles.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2021	2022	2021	2022
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(161)	$(44)	$(349)	$(224)
Commodity contracts (b)	50	9	78	151
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	98	(39)	299	62
Fair value changes on hedging instruments	(142)	(600)	(680)	(1,922)
Fair value changes on hedged debt	135	615	638	1,991
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(2)	(8)	(6)	(17)
Fair value changes on hedging instruments	(28)	(66)	(67)	(164)
Fair value changes on hedged debt	25	67	58	173
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	123	44	209	125
Cross-currency interest rate swap contracts	(194)	(494)	(390)	(1,164)
Interest rate contracts	—	130	(25)	342
Commodity contracts	25	(41)	153	(72)
Total	$(71)	$(427)	$(82)	$(719)
__________
(a)For the third quarter and first nine months of 2021, a $225 million gain and a $346 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2022, a $535 million gain and a $641 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2021, a $114 million gain and a $294 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2022, a $90 million loss and a $166 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2021, a $44 million gain and a $122 million gain, respectively, were reported in Cost of sales, and a $79 million gain and an $87 million gain, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2022, a $68 million loss and a $12 million loss, respectively, were reported in Cost of sales, and a $112 million gain and a $137 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			September 30, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,534	$74	$346	$9,353	$539	$28
Commodity contracts	931	182	5	1,003	8	128
Fair value hedges
Interest rate contracts	23,893	544	274	19,159	—	1,645
Cross-currency interest rate swap contracts	885	—	49	885	—	220
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	28,463	281	198	19,700	351	315
Cross-currency interest rate swap contracts	6,533	117	61	6,583	10	1,108
Interest rate contracts	50,060	338	126	50,195	946	572
Commodity contracts	997	54	11	892	2	134
Total derivative financial instruments, gross (a) (b)	$123,296	$1,590	$1,070	$107,770	$1,856	$4,150

Current portion		$924	$535		$1,235	$1,815
Non-current portion		666	535		621	2,335
Total derivative financial instruments, gross		$1,590	$1,070		$1,856	$4,150
__________
(a)At December 31, 2021 and September 30, 2022, we held collateral of $26 million and $225 million, respectively, and we posted collateral of $71 million and $182 million, respectively.
(b)At December 31, 2021 and September 30, 2022, the fair value of assets and liabilities available for counterparty netting was $719 million and $527 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions initiated, primarily related to the global redesign of our business:

•Ford Motor Company Brasil Ltda. exited manufacturing operations in Brazil, which resulted in the closure of facilities in Camaçari, Taubaté, and Troller in 2021
•Ford Motor Company Limited ceased production at the Bridgend plant in the United Kingdom and the facility was closed in September 2020
•Ford India Private Limited (“Ford India”) ceased vehicle manufacturing in Sanand in fourth quarter 2021 and ceased manufacturing in Chennai in third quarter 2022. In the third quarter of 2022, Ford India entered into an agreement to sell the Sanand vehicle assembly and powertrain plants. See Note 18
•Ford Espana S.L. ceased production of the Mondeo at the Valencia plant in Spain in March 2022

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers in North America and India in third quarter 2022.

The following table summarizes the activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Beginning balance	$839	$691	$1,732	$950
Changes in accruals (a)	506	329	875	445
Payments	(294)	(188)	(1,551)	(539)
Foreign currency translation	(51)	(21)	(56)	(45)
Ending balance	$1,000	$811	$1,000	$811
__________
(a)Excludes pension costs of $22 million and $11 million in the third quarter of 2021 and 2022, respectively, and $106 million and $27 million in the first nine months of 2021 and 2022, respectively.

We recorded $202 million and $35 million in the third quarter of 2021 and 2022, respectively, and $590 million and $101 million in the first nine months of 2021 and 2022, respectively, for accelerated depreciation, impairment of our India held-for-sale assets, and other non-cash items. In addition, we recognized a $38 million pre-tax net gain on sale of assets in the first nine months of 2022.

We estimate that we will incur about $1 billion in total charges in 2022 related to the actions above, primarily attributable to employee separations and dealer and supplier settlements. We recorded $535 million in the first nine months of 2022 for such actions. We continue to review our global businesses and may take additional restructuring actions in markets where a path to sustained profitability is not feasible when considering the capital allocation required for those markets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at September 30, 2022 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the first nine months of 2022, we reclassified losses of $155 million to Other income/(loss), net, upon the liquidation of three investments in Brazil. Although the timing for the completion of the remaining actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 18. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Romania S.R.L. (“Ford Romania”). On July 1, 2022, we completed the sale of Ford Romania, our wholly-owned Romanian manufacturing subsidiary, to Ford Otosan, a joint venture in which Ford has a 41% ownership share. The transaction resulted in deconsolidation of our Ford Romania subsidiary in the third quarter of 2022. The fair value of consideration received, consisting of cash and a note receivable, approximated the carrying value of Ford Romania at the time of sale. The Ford Romania plant in Craiova, Romania will continue to manufacture Ford-branded vehicles for Ford and Ford Otosan. Ford’s portion of the output is expected to be significant; as a result, there were about $100 million of assets, such as embedded leases, and related liabilities that continue to be reported as part of our financial statements.

Sanand, India (“Sanand”) Plants. In the third quarter of 2022, we entered into an agreement to sell our Sanand vehicle assembly and powertrain plants to Tata Passenger Electric Mobility Limited (“Tata”), a subsidiary of Tata Motors Limited. The sale transaction will include the land, buildings, and other fixed assets (excluding the powertrain machinery and equipment) for the plants. Accordingly, we have reported $89 million of fixed assets for this operation as held for sale for the period ended September 30, 2022. We recognized, in Cost of sales, pre-tax impairment charges of $32 million in the third quarter of 2022 to adjust the carrying value of the held-for-sale assets to fair value less costs to sell. We determined fair value using the market approach, estimated based on the negotiated value of the assets. After the sale to Tata, Ford will continue to operate the powertrain facility by leasing back the associated land and building.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACQUISITIONS AND DIVESTITURES (Continued)

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Foreign currency translation
Beginning balance	$(5,249)	$(6,355)	$(5,526)	$(5,487)
Gains/(Losses) on foreign currency translation	(236)	(996)	112	(2,063)
Less: Tax/(Tax benefit) (a)	66	36	133	5
Net gains/(losses) on foreign currency translation	(302)	(1,032)	(21)	(2,068)
(Gains)/Losses reclassified from AOCI to net income (b)	—	80	(4)	248
Other comprehensive income/(loss), net of tax (c)	(302)	(952)	(25)	(1,820)
Ending balance	$(5,551)	$(7,307)	$(5,551)	$(7,307)

Marketable securities
Beginning balance	$81	$(355)	$156	$(19)
Gains/(Losses) on available for sale securities	(26)	(199)	(112)	(647)
Less: Tax/(Tax benefit)	(6)	(47)	(28)	(153)
Net gains/(losses) on available for sale securities	(20)	(152)	(84)	(494)
(Gains)/Losses reclassified from AOCI to net income	(3)	5	(18)	13
Less: Tax/(Tax benefit)	—	1	(4)	3
Net (gains)/losses reclassified from AOCI to net income	(3)	4	(14)	10
Other comprehensive income/(loss), net of tax	(23)	(148)	(98)	(484)
Ending balance	$58	$(503)	$58	$(503)

Derivative instruments
Beginning balance	$(455)	$(143)	$(266)	$(193)
Gains/(Losses) on derivative instruments	339	445	(52)	475
Less: Tax/(Tax benefit)	85	105	8	112
Net gains/(losses) on derivative instruments	254	340	(60)	363
(Gains)/Losses reclassified from AOCI to net income	111	35	271	73
Less: Tax/(Tax benefit)	22	8	57	19
Net (gains)/losses reclassified from AOCI to net income (d)	89	27	214	54
Other comprehensive income/(loss), net of tax	343	367	154	417
Ending balance	$(112)	$224	$(112)	$224

Pension and other postretirement benefits
Beginning balance	$(2,645)	$(2,620)	$(2,658)	$(2,640)
Amortization and recognition of prior service costs/(credits)	4	5	24	17
Less: Tax/(Tax benefit)	4	1	8	4
Net prior service costs/(credits) reclassified from AOCI to net income	—	4	16	13
Translation impact on non-U.S. plans	5	9	2	20
Other comprehensive income/(loss), net of tax	5	13	18	33
Ending balance	$(2,640)	$(2,607)	$(2,640)	$(2,607)

Total AOCI ending balance at September 30	$(8,245)	$(10,193)	$(8,245)	$(10,193)
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
(c)Excludes a $3 million gain and a $1 million loss related to noncontrolling interests in the third quarter and first nine months of 2022, respectively.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $225 million (see Note 16).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these affiliates is limited to our investments and loans and was $2.8 billion and $510 million at December 31, 2021 and September 30, 2022, respectively.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC, a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BlueOval SK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of September 30, 2022, Ford has contributed to BlueOval SK $312 million of its agreed capital contribution of up to $6.6 billion through 2026, subject to any adjustments agreed to by the parties.

The decrease in maximum exposure from December 31, 2021 is primarily explained by Argo AI (see Note 10), partially offset by the investment in BlueOval SK.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $357 million and $395 million at December 31, 2021 and September 30, 2022, respectively. The carrying value of recorded liabilities related to financial guarantees was $36 million and $15 million at December 31, 2021 and September 30, 2022, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $453 million and $273 million at December 31, 2021 and September 30, 2022, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $38 million and $0 at December 31, 2021 and September 30, 2022, respectively.

Included in the $273 million of maximum potential payments at September 30, 2022 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $267 million as of September 30, 2022 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we do not expect we will have to pay under the guarantee.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2021	2022
Beginning balance	$8,172	$8,451
Payments made during the period	(3,109)	(3,063)
Changes in accrual related to warranties issued during the period	2,819	2,806
Changes in accrual related to pre-existing warranties	44	449
Foreign currency translation and other	(77)	(241)
Ending balance	$7,849	$8,402

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

Mobility Segment

The Mobility segment primarily includes development costs for Ford’s autonomous vehicles and related businesses, Ford’s equity ownership in Argo AI (a developer of autonomous driving systems), and other mobility businesses and investments. For additional information about our investment in Argo AI, see Note 10.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
Third Quarter 2021
Revenues	$33,211	$38	$2,434	$—	$—	$—		$—		$35,683
Income/(Loss) before income taxes	2,456	(271)	1,077	(269)	(439)	(669)	(a)	—		1,885
Equity in net income/(loss) of affiliated companies	185	(68)	9	—	—	4		—		130
Total assets	68,291	3,471	135,385	46,695	—	—		(1,165)	(b)	252,677

Third Quarter 2022
Revenues	$37,194	$11	$2,187	$—	$—	$—		$—		$39,392
Income/(Loss) before income taxes	1,698	(244)	599	(250)	(321)	(2,607)	(c)	—		(1,125)
Equity in net income/(loss) of affiliated companies	185	(87)	8	—	—	(2,732)	(e)	—		(2,626)
Total assets	71,983	415	127,088	48,432	—	—		(999)	(b)	246,919

	Automotive	Mobility	Ford Credit	Corporate Other	Interest on Debt	Special Items		Adjustments		Total
First Nine Months 2021
Revenues	$90,893	$70	$7,700	$—	$—	$—		$—		$98,663
Income/(loss) before income taxes	5,756	(688)	3,662	(772)	(1,365)	(31)	(d)	—		6,562
Equity in net income/(loss) of affiliated companies	434	(191)	23	1	—	(7)		—		260

First Nine Months 2022
Revenues	$107,214	$120	$6,724	$—	$—	$—		$—		$114,058
Income/(loss) before income taxes	6,911	(707)	2,466	(819)	(941)	(11,092)	(c)	—		(4,182)
Equity in net income/(loss) of affiliated companies	481	(245)	18	1	—	(2,856)	(e)	—		(2,601)
__________
(a)Primarily reflects Global Redesign actions, mark-to-market adjustments for our global pension and OPEB plans, and gains/(losses) on investments in equity securities.
(b)Includes eliminations of intersegment transactions occurring in the ordinary course of business and deferred tax netting.
(c)Primarily reflects gains/(losses) on our Rivian investment and the impairment of our Argo AI equity method investment.
(d)Primarily reflects gains on our Rivian investment, Global Redesign actions, and mark-to-market adjustments for our global pension and OPEB plans.
(e)Primarily reflects the impairment of our Argo AI equity method investment.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

KEY TRENDS AND ECONOMIC FACTORS AFFECTING FORD AND THE AUTOMOTIVE INDUSTRY

COVID-19 and Supplier Disruptions. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in our supply chain and local manufacturing operations. We also continue to face supplier disruptions due to labor shortages and other production issues, in addition to the continuing semiconductor shortage. Our inconsistent production schedule has been disruptive to our suppliers’ operations, which, in turn, has led to a limited availability of certain parts and delivery delays. Further, actions taken by Russia in Ukraine have impacted and could further impact our suppliers, particularly our lower tier suppliers, as well as our operations in Europe. For additional information on the impact of supplier disruptions, see the Outlook section on page 59.

Commodity and Energy Prices. Prices for commodities remain volatile but spot prices have recently diverged somewhat, as anticipated weakening in global industrial activity mitigates price increases for base metals such as steel and aluminum, while precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel for batteries) remain at historically elevated price levels. The net impact on us and our suppliers has been higher material costs overall. To help ensure supply of raw materials for critical components (e.g., batteries), we, like others in the industry, have entered into multi-year sourcing agreements and may enter into additional agreements. Similar dynamics are impacting energy markets, with Europe particularly exposed to the risk of both higher prices and constraints on supply of natural gas due to the ongoing conflict in Ukraine. Such shortages may impact facilities operated by us or our suppliers, which could have an impact on us in Europe and other regions. For additional information on commodity costs, see the Outlook section on page 59.

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs. Inflation in the United States peaked at a year-over-year rate of 9.1% in June, before moderating to a still-elevated 8.2% in September as gasoline prices eased. In Europe, energy price pressures and inflation have remained on an upward path, with September U.K. inflation rebounding to 10.1% and Euro Area inflation at 9.9%, both on a year-over-year basis. Interest rates have increased quickly and substantially as central banks in developed countries raise interest rates in an effort to subdue inflation, while government deficits and debt remain at high levels in many global markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the third quarter of 2022, the net loss attributable to Ford Motor Company was $827 million, and Company adjusted EBIT was $1,803 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 22 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Global Redesign
Europe	$(88)	$(12)	$(347)	$(61)
India	(369)	(175)	(369)	(250)
South America	(211)	(9)	(666)	(26)
China (including Taiwan)	(5)	(17)	152	(37)
North America	(29)	(180)	(39)	(210)
Other	—	2	7	20
Subtotal Global Redesign	$(702)	$(391)	$(1,262)	$(564)
Other Items
Gain/(loss) on Rivian investment (a)	$—	$646	$902	$(7,250)
Debt extinguishment premium	—	(135)	—	(135)
Argo impairment (see Note 10)	—	(2,708)	—	(2,708)
Ford Credit – Brazil restructuring (see Note 17)	—	—	—	(155)
Russia suspension of operations/asset write-off	—	2	—	(130)
Patent matters related to prior calendar years	—	—	—	(121)
Other	—	(14)	21	(6)
Subtotal Other Items	$—	$(2,209)	$923	$(10,505)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$40	$(7)	$364	$(23)
Pension settlements and curtailments	(7)	—	(56)	—
Subtotal Pension and OPEB Gain/(Loss)	$33	$(7)	$308	$(23)
Total EBIT Special Items	$(669)	$(2,607)	$(31)	$(11,092)

Cash effect of Global Redesign (incl. separations)	$(293)	$(185)	$(1,608)	$(35)

Provision for/(Benefit from) tax special items (b)	$(460)	$(544)	$(318)	$(2,273)
__________
(a)As of September 30, 2022, we held 24.8 million Rivian common shares valued at $32.91 per share.
(b)Includes related tax effect on special items and tax special items.

We recorded $2.6 billion of pre-tax special item charges in the third quarter of 2022, driven by an impairment on our Argo investment. For additional information on the impairment on our Argo investment, see Note 10 of the Notes to the Financial Statements.

In Note 22 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among the Automotive, Mobility, and Ford Credit segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter and first nine months 2022 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2021	2022	H / (L)	2021	2022	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$7.0	$3.8	$(3.2)	$12.3	$5.7	$(6.6)
Revenue ($M)	35,683	39,392	10%	98,663	114,058	16%
Net Income/(Loss) ($M)	1,832	(827)	$(2,659)	5,655	(3,270)	$(8,925)
Net Income/(Loss) Margin (%)	5.1%	(2.1)%	(7.2) ppts	5.7%	(2.9)%	(8.6) ppts
EPS (Diluted)	$0.45	$(0.21)	$(0.66)	$1.40	$(0.81)	$(2.21)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$7.8	$3.6	$(4.2)	$2.3	$6.6	$4.4
Company Adj. EBIT ($M)	2,993	1,803	(1,190)	7,958	7,851	(107)
Company Adj. EBIT Margin (%)	8.4%	4.6%	(3.8) ppts	8.1%	6.9%	(1.2) ppts
Adjusted EPS (Diluted)	$0.51	$0.30	$(0.21)	$1.33	$1.37	$0.04
Adjusted ROIC (Trailing Four Quarters)	9.7%	10.7%	1.0 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2022, our diluted earnings per share of Common and Class B Stock was a loss of $0.21 and our diluted adjusted earnings per share was $0.30.

Net income/(loss) margin was negative 2.1% in the third quarter of 2022, down 7.2 percentage points from a year ago. Company adjusted EBIT margin was 4.6% in the third quarter of 2022, down 3.8 percentage points from a year ago.

The year-over-year decrease of $2.7 billion in net income/(loss) in the third quarter of 2022 was driven by an impairment on our Argo investment, which is included in special items, and lower Automotive EBIT and Ford Credit EBT. The year-over-year decrease of $1.2 billion in Company adjusted EBIT was driven by lower Automotive EBIT and lower Ford Credit EBT.

The table below shows our third quarter and first nine months 2022 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2021	2022	H / (L)	2021	2022	H / (L)
Automotive	$2,456	$1,698	$(758)	$5,756	$6,911	$1,155
Mobility	(271)	(244)	27	(688)	(707)	(19)
Ford Credit	1,077	599	(478)	3,662	2,466	(1,196)
Corporate Other	(269)	(250)	19	(772)	(819)	(47)
Company Adjusted EBIT (a)	2,993	1,803	(1,190)	7,958	7,851	(107)
Interest on Debt	(439)	(321)	(118)	(1,365)	(941)	(424)
Special Items	(669)	(2,607)	1,938	(31)	(11,092)	11,061
Taxes / Noncontrolling Interests	(53)	298	(351)	(907)	912	(1,819)
Net Income/(Loss)	$1,832	$(827)	$(2,659)	$5,655	$(3,270)	$(8,925)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Segment

The table below shows our third quarter and first nine months 2022 Automotive segment EBIT by business unit (in millions).

	Third Quarter			First Nine Months
	2021	2022	H / (L)	2021	2022	H / (L)
North America	$2,420	$1,309	$(1,111)	$5,555	$6,169	$614
South America	2	149	147	(157)	303	460
Europe	(52)	204	256	5	421	416
China (including Taiwan)	(39)	(193)	(154)	(177)	(367)	(190)
International Markets Group	125	229	104	530	385	(145)
Automotive Segment	$2,456	$1,698	$(758)	$5,756	$6,911	$1,155

The tables below and on the following pages provide third quarter and first nine months 2022 key metrics and the change in third quarter 2022 EBIT compared with third quarter 2021 by causal factor for our Automotive segment and its regional business units: North America, South America, Europe, China (including Taiwan), and the International Markets Group. For a description of these causal factors, see Definitions and Information Regarding Automotive Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	4.9%	4.9%	— ppts	5.1%	5.0%	(0.1) ppts
Wholesale Units (000)	1,012	1,086	74	2,838	3,084	246
Revenue ($M)	$33,211	$37,194	$3,983	$90,893	$107,214	$16,321
EBIT ($M)	2,456	1,698	(758)	5,756	6,911	1,155
EBIT Margin (%)	7.4%	4.6%	(2.8) ppts	6.3%	6.4%	0.1 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$2,456
Volume / Mix	(277)
Net Pricing	3,398
Cost	(3,542)
Exchange	(127)
Other	(210)
Third Quarter 2022 EBIT	$1,698

In the third quarter of 2022, wholesales increased 7% from a year ago, driven by reduced supply constraints (including semiconductors) on production and electric vehicle scaling. Third quarter 2022 revenue increased 12%, driven by higher net pricing and wholesales, offset partially by weaker currencies.

Our third quarter 2022 Automotive segment EBIT was $1.7 billion, a decrease of $758 million from a year ago, and our third quarter 2022 Automotive EBIT margin was 4.6%. The lower EBIT was driven by inflationary increases on commodity, material, and freight costs, unfavorable mix, and weaker currencies, offset partially by higher net pricing and higher wholesales. Our results include inflation-related supplier payments of $1.3 billion, primarily in North America, which were about $1 billion higher than originally expected, as indicated in our Current Report on Form 8-K dated September 19, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North America

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	11.2%	12.8%	1.7 ppts	11.3%	12.6%	1.3 ppts
Wholesale Units (000)	546	568	22	1,407	1,700	293
Revenue ($M)	$24,032	$26,340	$2,308	$61,992	$77,714	$15,722
EBIT ($M)	2,420	1,309	(1,111)	5,555	6,169	614
EBIT Margin (%)	10.1%	5.0%	(5.1) ppts	9.0%	7.9%	(1.1) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$2,420
Volume / Mix	(672)
Net Pricing	2,061
Cost	(2,341)
Exchange	96
Other	(255)
Third Quarter 2022 EBIT	$1,309

In North America, third quarter 2022 wholesales increased 4% from a year ago. Third quarter 2022 revenue increased 10%, driven by higher net pricing and wholesales, offset partially by unfavorable mix.

North America’s third quarter 2022 EBIT was $1.3 billion, a decrease of $1.1 billion from a year ago, with an EBIT margin of 5.0%. The lower EBIT was driven by inflationary increases on commodity, material, and freight costs and unfavorable mix, offset partially by higher net pricing. Our results include inflation-related supplier payments of $1.2 billion, which were about $1 billion higher than originally expected, as indicated in our Current Report on Form 8-K dated September 19, 2022.

South America

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	2.4%	2.0%	(0.5) ppts	2.8%	2.1%	(0.7) ppts
Wholesale Units (000)	20	23	3	55	57	1
Revenue ($M)	$627	$883	$256	$1,605	$2,160	$555
EBIT ($M)	2	149	147	(157)	303	460
EBIT Margin (%)	0.3%	16.9%	16.6 ppts	(9.8)%	14.0%	23.8 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$2
Volume / Mix	(16)
Net Pricing	302
Cost	(156)
Exchange	(14)
Other	31
Third Quarter 2022 EBIT	$149

In South America, third quarter 2022 wholesales increased 17% from a year ago. Third quarter 2022 revenue increased 41%, driven by higher net pricing, offset partially by weaker currencies.

South America’s third quarter 2022 EBIT was $149 million, an improvement of $147 million from a year ago, with an EBIT margin of 16.9%. The EBIT improvement was driven by higher net pricing, offset partially by inflationary increases on commodity, material, and freight costs. The strong results in South America reflect our restructuring efforts and pricing and were further aided by currencies, including a balance sheet revaluation, the effect of which is not expected to be sustained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Europe

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	6.2%	6.6%	0.4 ppts	6.5%	6.5%	— ppts
Wholesale Units (000) (a)	218	273	55	678	749	71
Revenue ($M)	$6,066	$6,757	$691	$18,726	$19,428	$702
EBIT ($M)	(52)	204	256	5	421	416
EBIT Margin (%)	(0.9)%	3.0%	3.9 ppts	0.0%	2.2%	2.2 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Turkey (about 12,000 units in Q3 2021 and 18,000 units in Q3 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$(52)
Volume / Mix	306
Net Pricing	793
Cost	(781)
Exchange	(139)
Other	77
Third Quarter 2022 EBIT	$204

In Europe, third quarter 2022 wholesales increased 25% from a year ago, primarily reflecting reduced supply constraints (including semiconductors) on production. Third quarter 2022 revenue increased 11%, driven by higher wholesales and net pricing, offset partially by weaker currencies.

Europe’s third quarter 2022 EBIT was $204 million, an improvement of $256 million from a year ago, with an EBIT margin of 3.0%. The higher EBIT was driven by higher net pricing and wholesales, offset partially by inflationary increases on commodity, material, and freight costs and weaker currencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
China (Including Taiwan)

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	2.5%	2.0%	(0.5) ppts	2.3%	2.2%	(0.2) ppts
Wholesale Units (000) (a)	162	137	(26)	463	378	(84)
Revenue ($M)	$592	$432	$(160)	$1,966	$1,431	$(535)
EBIT ($M)	(39)	(193)	(154)	(177)	(367)	(190)
EBIT Margin (%)	(6.6)%	(44.7)%	(38.1) ppts	(9.0)%	(25.6)%	(16.6) ppts

China Unconsolidated Affiliates
Wholesale Units (000) (b)	160	134	(27)	449	370	(79)
Ford Equity Income/(Loss) ($M)	$77	$58	$(19)	$144	$175	$31
__________
(a)Includes vehicles produced and sold by our unconsolidated affiliates. Revenue does not include these sales.
(b)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China and Ford brand vehicles produced in Taiwan by Lio Ho Group.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$(39)
Volume / Mix	(63)
Net Pricing	8
Cost	(25)
Exchange	(33)
Other (Including Joint Ventures)	(41)
Third Quarter 2022 EBIT	$(193)

In China, third quarter 2022 wholesales decreased 16% from a year ago, driven by lower commercial vehicle and compact segment sales. Third quarter 2022 revenue at our consolidated operations decreased 27%, primarily driven by lower component sales to our joint ventures in China.

China’s third quarter 2022 EBIT loss was $193 million, a $154 million higher loss than a year ago, with an EBIT margin of negative 44.7%. The EBIT decrease was driven by lower volume, weaker currencies, higher marketing expenses on new products, and lower profits at our joint ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
International Markets Group

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Market Share (%)	1.8%	1.4%	(0.4) ppts	1.8%	1.2%	(0.5) ppts
Wholesale Units (000) (a)	66	86	20	235	201	(34)
Revenue ($M)	$1,894	$2,782	$888	$6,604	$6,481	$(123)
EBIT ($M)	125	229	104	530	385	(145)
EBIT Margin (%)	6.6%	8.2%	1.6 ppts	8.0%	5.9%	(2.1) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate in Russia (about 5,000 units in Q3 2021 and 0 units in Q3 2022). Revenue does not include these sales.

Change in EBIT by Causal Factor (in millions)
Third Quarter 2021 EBIT	$125
Volume / Mix	167
Net Pricing	233
Cost	(239)
Exchange	(38)
Other	(19)
Third Quarter 2022 EBIT	$229

In our International Markets Group, third quarter 2022 wholesales increased 30% from a year ago, primarily reflecting the positive impact of the next generation Ranger and Everest launches. Third quarter 2022 revenue increased 47%, driven by higher wholesales and net pricing and favorable mix, offset partially by weaker currencies.

Our International Markets Group’s third quarter 2022 EBIT was $229 million, an increase of $104 million from a year ago, with an EBIT margin of 8.2%. The EBIT increase was driven by higher net pricing and wholesales, offset partially by higher material cost for our new products, inflationary increases on commodity, material, and freight costs, and weaker currencies.

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

In our Mobility segment, our third quarter 2022 EBIT loss was $244 million, a $27 million improvement from a year ago. The loss reflects our strategic investments in our autonomous vehicle capabilities and support of our mobility initiatives.

Although Argo AI has made progress on developing highly automated driving technology (L4), to achieve commercially viable scale, Argo AI’s technology requires significant additional capital investment and time. In the third quarter of 2022, we made the strategic decision to shift our capital spending from L4 technology being developed by Argo AI to advanced L2/L3 systems, which we believe will ultimately be essential to achieve profitable commercialization of L4 autonomy at scale in the future. Additionally, because of the significant additional capital and time required to achieve commercialization of L4, as well as other macroeconomic factors, Argo AI has been unable to attract new investors. After performing external outreach in the third quarter to assess market interest in acquiring either Argo AI or its technology components and conducting internal reviews to evaluate opportunities to leverage Argo AI’s technology, Ford determined that Argo AI no longer has value as a going concern. As a result, we reassessed the carrying value of our investment in Argo AI as of September 30, 2022, and in October, Ford and VW initiated the process of exiting the joint development of L4 technology through Argo AI. Accordingly, in the third quarter of 2022, we recorded as a special item a $2.7 billion pre-tax impairment on our Argo AI investment, and on October 26, 2022, we announced that Argo AI plans to wind down operations.

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

The tables below provide third quarter and year-to-date 2022 key metrics and the change in third quarter 2022 EBT compared with third quarter 2021 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2021	2022	H / (L)	2021	2022	H / (L)
Total Net Receivables ($B)	$117	$116	(1)%	$117	$116	(1)%
Loss-to-Receivables (bps) (a)	—	18	18	5	10	5
Auction Values (b)	$30,350	$30,305	—%	$26,715	$30,635	15%
EBT ($M)	1,077	599	$(478)	3,662	2,466	$(1,196)
ROE (%)	29%	15%	(14) ppts	32%	21%	(11) ppts

Other Balance Sheet Metrics
Debt ($B)				$119	$108	(9)%
Net Liquidity ($B)				33	21	(36)%
Financial Statement Leverage (to 1)				9.6	9.4	(0.2)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2022 mix and first nine months amounts at first nine months 2022 mix.

Change in EBT by Causal Factor (in millions)
Third Quarter 2021 EBT	$1,077
Volume / Mix	(46)
Financing Margin	(136)
Credit Loss	(96)
Lease Residual	(211)
Exchange	(15)
Other	26
Third Quarter 2022 EBT	$599

Ford Credit’s total net receivables of $116 billion were $1 billion (1%) lower than a year ago, reflecting the impact of currency exchange rates, lower consumer financing, and fewer operating leases, offset partially by increased non-consumer financing. The loss-to-receivables (“LTR”) ratio remained at a low level in the third quarter of 2022, at 18 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the third quarter of 2022 were about flat compared to a year ago.

Ford Credit’s third quarter 2022 EBT of $599 million was $478 million lower than a year ago, primarily reflecting lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, and lower credit loss reserve releases, offset partially by positive market valuation adjustments to derivatives, which is included in Other.

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

Corporate Other primarily includes corporate governance expenses, interest income (excluding interest earned on our extended service contract portfolio that is included in our Automotive segment) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2022, Corporate Other had a $250 million loss, compared with a $269 million loss a year ago. The improvement was driven by higher Automotive interest income due to increases in interest rates (primarily Fed Funds).

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $321 million in the third quarter of 2022, $118 million lower than a year ago, primarily explained by U.S. debt restructuring actions undertaken during the fourth quarter of 2021 and third quarter of 2022.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2022 was a benefit of $195 million and $771 million, respectively. This resulted in effective tax rates of 17.3% and 18.4%, respectively.

Our third quarter and first nine months of 2022 adjusted effective tax rates, which exclude special items, were 23.5% and 21.7%, respectively.

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

At September 30, 2022, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $40.3 billion.

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

Company excluding Ford Credit

	December 31, 2021	September 30, 2022
Balance Sheets ($B)
Company Cash	$36.5	$32.0
Liquidity	52.4	49.2
Debt	(20.4)	(20.3)
Cash Net of Debt	16.1	11.8

Pension Funded Status ($B) (a)
Funded Plans	$5.8	$7.2
Unfunded Plans	(6.1)	(6.0)
Total Global Pension	$(0.3)	$1.2

Total Funded Status OPEB	$(6.0)	$(5.8)
__________
(a)Balances at September 30, 2022 reflect net funded status at December 31, 2021, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At September 30, 2022, we had Company cash of $32.0 billion and liquidity of $49.2 billion, including approximately $800 million of Rivian marketable securities. In the third quarter, we sold approximately 52 million of our Rivian shares resulting in proceeds of about $1.8 billion. As marketable securities increase or decrease in value, Company cash and liquidity will likewise increase or decrease. At September 30, 2022, about 91% of Company cash was held by consolidated entities domiciled in the United States.

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

•Payments for warranty and field service actions (for additional information, see Note 21 of the Notes to the Financial Statements herein)

•Debt repayments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes the Financial Statements in our 2021 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2021 Form 10-K Report, the “Changes in Company Cash” section below, and Note 14 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes to the Financial Statements in our 2021 Form 10-K Report)

•Cash effects related to the global redesign of our business (for additional information, see the “Changes in Company Cash” section below)

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

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and plan to continue to enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to $6.6 billion in capital to BlueOval SK, LLC over a five-year period ending in 2026. Such investments, which are part of our plan to invest over $50 billion in electric vehicles through 2026, could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery or an agreed upon formula or market index. The terms also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in 2024.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the SCF financial institutions. Moreover, we do not provide any guarantees in connection with the SCF program. As of September 30, 2022, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $228 million. The amount settled through the SCF program during the first nine months of 2022 was $971 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.9	$1.2	$4.3	$5.4

Capital spending	$(1.6)	$(1.6)	$(4.4)	$(4.5)
Depreciation and tooling amortization	1.3	1.3	3.8	3.9
Net spending	$(0.3)	$(0.3)	$(0.6)	$(0.6)

Receivables	$(0.1)	$(0.1)	$(0.7)	$(0.6)
Inventory	(0.2)	(1.7)	(3.2)	(4.1)
Trade Payables	4.1	3.9	1.1	5.9
Changes in working capital	$3.8	$2.2	$(2.8)	$1.1

Ford Credit distributions	$1.5	$0.5	$6.5	$2.1
Interest on debt and cash taxes	(0.4)	(0.3)	(1.5)	(1.2)
All other and timing differences	1.2	0.3	(3.6)	(0.2)
Company adjusted free cash flow (a)	$7.8	$3.6	$2.3	$6.6

Global Redesign (including separations)	$(0.3)	$(0.2)	$(1.6)	$—
Changes in debt	(0.2)	1.0	1.8	0.1
Funded pension contributions	(0.2)	(0.1)	(0.6)	(0.5)
Shareholder distributions	—	(0.6)	—	(1.4)
All other (b)	(0.7)	(0.3)	(1.1)	(9.3)
Change in cash	$6.4	$3.3	$0.7	$(4.5)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)Includes a $0.6 billion gain and a $7.3 billion loss on our Rivian investment in the third quarter and first nine months of 2022, respectively.
Note: Numbers may not sum due to rounding.

Our third quarter 2022 Net cash provided by/(used in) operating activities was positive $3.8 billion, a decrease of $3.2 billion from a year ago (see page 64 for additional information), driven by lower net income, higher inventory, and less favorable timing differences. Company adjusted free cash flow was $3.6 billion, $4.2 billion lower than a year ago, driven by higher inventory, lower Ford Credit distributions, less favorable timing differences, and lower adjusted EBIT.

Capital spending was $1.6 billion in the third quarter of 2022, unchanged from a year ago. We now expect full year 2022 capital spending to be about $6.5 billion.

Third quarter 2022 working capital impact was $2.2 billion positive, driven by higher trade payables, partially offset by higher inventory, each compared to June 30, 2022. All other and timing differences were positive $0.3 billion, reflecting assorted differences including differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers).

In the third quarter of 2022, we contributed $130 million to our global funded pension plans. We expect to contribute about $600 million to our global funded pension plans in 2022.

Shareholder distributions were $603 million in the third quarter of 2022, all of which was attributable to our regular quarterly dividend. On October 26, 2022, we announced that we are reinstating a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation. The plan authorizes repurchases of up to 35 million shares of Ford Common Stock.

We previously announced our plan for the global redesign of our business, pursuant to which we are working to turn around automotive operations, compete like a challenger, and capitalize on our strengths by allocating more capital, more resources, and more talent to our strongest businesses and vehicle franchises. Beginning with the actions we took in 2018, we expect our global redesign to have a potential cash effect of about $6 billion through 2023. The cash effect related to our global redesign activities was $3.6 billion through September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2022 were $19.1 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.75 billion of our 364-day revolving credit facility, and $1.9 billion of local credit facilities. At September 30, 2022, the utilized portion of the corporate credit facility was $25 million, representing amounts utilized for letters of credit, and the utilized portion of our 364-day revolving credit facility was $350 million. In addition, $1.6 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of September 30, 2022.

Lenders under our corporate revolving credit facility have $3.4 billion of commitments maturing on June 23, 2025 and $10.1 billion of commitments maturing on June 23, 2027. Lenders under our supplemental revolving credit facility have $0.1 billion of commitments maturing on September 29, 2024 and $1.9 billion of commitments maturing on June 23, 2025. Lenders under our 364-day revolving credit facility have $1.75 billion of commitments maturing on June 22, 2023.

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions.

On October 26, 2022, Ford amended its 364-day revolving credit facility to provide for the designation of domestic subsidiary borrowers and designated Ford Credit as a subsidiary borrower.

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

Debt. As shown in Note 15 of the Notes to the Financial Statements, at September 30, 2022, Company debt excluding Ford Credit was $20.3 billion, $100 million lower than at December 31, 2021 and $900 million higher than at June 30, 2022. The increase from the end of the second quarter primarily reflects our $600 million retail bond and $1.8 billion green bond issuances in August, partially offset by our redemption of $1.1 billion of higher-coupon debt and $400 million repayment under our 364-day revolving credit facility in September.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit ended the third quarter of 2022 with $20.9 billion of liquidity. During the quarter, Ford Credit completed $2 billion of public term funding.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Funding Structure
Term unsecured debt	$62.0	$59.4	$46.4
Term asset-backed securities	45.1	45.4	48.9
Ford Interest Advantage / Retail Deposits	11.9	12.9	12.7
Other	(0.6)	(0.2)	3.6
Equity	12.4	12.4	11.4
Adjustments for cash	(14.3)	(12.4)	(7.5)
Total Net Receivables	$116.5	$117.5	$115.5

Securitized Funding as Percent of Total Debt	37.9%	38.5%	45.3%

Net receivables were $115.5 billion at September 30, 2022 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.3% at the end of the third quarter of 2022.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2020 and 2021, planned issuances for full year 2022, and its global public term funding issuances through October 25, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through October 25
Unsecured	$14	$5	$ 5 - 7	$5
Securitizations (a)	13	9	9 - 10	8
Total public	$27	$14	$ 14 - 17	$13
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2022, Ford Credit now projects full year public term funding in the range of $14 billion to $17 billion. Through October 25, 2022, Ford Credit has completed $13 billion of public term issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Liquidity Sources (a)
Cash	$14.3	$12.4	$7.5
Committed asset-backed facilities	37.7	37.1	34.2
Other unsecured credit facilities	2.7	2.7	2.1
Total liquidity sources	$54.7	$52.2	$43.8

Utilization of Liquidity (a)
Securitization and restricted cash	$(6.1)	$(3.9)	$(2.7)
Committed asset-backed facilities	(11.5)	(12.5)	(20.0)
Other unsecured credit facilities	(0.4)	(1.0)	(0.5)
Total utilization of liquidity	$(18.0)	$(17.4)	$(23.2)

Gross liquidity	$36.7	$34.8	$20.6
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.7)	(2.8)	0.3
Net liquidity available for use	$33.0	$32.0	$20.9
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2022, Ford Credit’s net liquidity available for use was $20.9 billion, $11.1 billion lower than year-end 2021. Ford Credit’s net liquidity remains robust, while reflecting a smaller balance sheet and lower near-term debt maturities following Ford Credit’s $3 billion debt repurchase completed in the second quarter of 2022. At September 30, 2022, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $43.8 billion, down $8.4 billion from year-end 2021. Ford Credit continues to be well capitalized with a strong balance sheet.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	October - December 2022	2023	2024	2025 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$38	$69	$93	$127
Total debt (b)	26	56	76	110
Memo: Unsecured long-term debt maturities	3	8	11	25
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2022, Ford Credit had $127 billion of assets, $59 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Leverage Calculation
Debt	$119.0	$117.7	$108.0
Equity (a)	12.4	12.4	11.4
Financial statement leverage (to 1)	9.6	9.5	9.4
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At September 30, 2022, Ford Credit’s financial statement leverage was 9.4:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of September 30, 2022, our total Company pension overfunded status reported on our consolidated balance sheets was $1.2 billion and reflects the net funded status at December 31, 2021, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2021.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2021	September 30, 2022
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$2.9	$9.0
Add: Noncontrolling interest	—	0.1
Less: Income tax	0.1	1.8
Add: Cash tax	(0.6)	(0.6)
Less: Interest on debt	(1.8)	(1.4)
Less: Total pension/OPEB income/(cost)	(0.4)	4.3
Add: Pension/OPEB service costs	(1.1)	(1.0)
Net operating profit/(loss) after cash tax	$3.2	$2.7
Less: Special items (excl. pension/OPEB) pre-tax	(3.6)	(4.9)
Adjusted net operating profit/(loss) after cash tax	$6.9	$7.6

Invested Capital
Equity	$36.7	$42.1
Debt (excl. Ford Credit)	25.6	20.3
Net pension and OPEB liability	10.6	4.6
Invested capital (end of period)	$73.0	$66.9
Average invested capital	$70.9	$71.0

ROIC (a)	4.6%	3.8%
Adjusted ROIC (Non-GAAP) (b)	9.7%	10.7%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

We provided 2022 Company guidance in our earnings release furnished on Form 8-K dated October 26, 2022. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2021 Form 10-K Report and as updated by our subsequent filings with the SEC.

2022 Guidance
Total Company
Adjusted EBIT (a)	About $11.5 billion
Adjusted Free Cash Flow (a)	$9.5 - $10.0 billion
Capital spending	About $6.5 billion
Pension contributions	About $0.6 billion
Global Redesign EBIT charges (b)	About $1 billion
Global Redesign cash effects (b)	$0.5 - $1.0 billion

Ford Credit
EBT	About $2.7 billion
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

For full-year 2022, we now expect adjusted EBIT of about $11.5 billion, which would be about 15% higher than 2021. We also now expect full-year adjusted free cash flow of $9.5 billion to $10.0 billion, reflecting the strength in the Company’s automotive operations, including our restructured businesses in regions outside of North America.

Our guidance assumes about a 10% year-over-year increase in wholesale shipments; significantly higher earnings in North America and aggregate profitability in the rest of the world; and strong, but lower, EBT from Ford Credit of about $2.7 billion.

Other assumptions include:

•No further deterioration in the supply chain
•Continued strong pent-up demand and orders for our newest products
•Persistent strength in pricing
•High commodity and broad-based inflationary costs of about $9 billion
•Strong, though lower, auction values at Ford Credit, along with higher borrowing costs
•Continuation of the strong dollar

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Net income/(loss) attributable to Ford (GAAP)	$1,832	$(827)	$5,655	$(3,270)
Income/(Loss) attributable to noncontrolling interests	(10)	(103)	(18)	(141)
Net income/(loss)	$1,822	$(930)	$5,637	$(3,411)
Less: (Provision for)/Benefit from income taxes	(63)	195	(925)	771
Income/(Loss) before income taxes	$1,885	$(1,125)	$6,562	$(4,182)
Less: Special items pre-tax	(669)	(2,607)	(31)	(11,092)
Income/(Loss) before special items pre-tax	$2,554	$1,482	$6,593	$6,910
Less: Interest on debt	(439)	(321)	(1,365)	(941)
Adjusted EBIT (Non-GAAP)	$2,993	$1,803	$7,958	$7,851

Memo:
Revenue ($B)	$35.7	$39.4	$98.7	$114.1
Net income/(loss) margin (GAAP) (%)	5.1%	(2.1)%	5.7%	(2.9)%
Adjusted EBIT margin (Non-GAAP) (%)	8.4%	4.6%	8.1%	6.9%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,832	$(827)	$5,655	$(3,270)
Less: Impact of pre-tax and tax special items	(209)	(2,063)	287	(8,819)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,041	$1,236	$5,368	$5,549

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,995	4,021	3,989	4,017
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	41	38	38	42
Diluted shares	4,036	4,059	4,027	4,059

Earnings/(Loss) per share – diluted (GAAP) (a)	$0.45	$(0.21)	$1.40	$(0.81)
Less: Net impact of adjustments	(0.06)	(0.51)	0.07	(2.18)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.51	$0.30	$1.33	$1.37
_________
(a)In the third quarter and first nine months of 2022, there were 38 million and 42 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2021	2022	2021	2022	Memo: FY 2021
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$1,885	$(1,125)	$6,562	$(4,182)	$17,780
Less: Impact of special items	(669)	(2,607)	(31)	(11,092)	9,583
Adjusted earnings before taxes (Non-GAAP)	$2,554	$1,482	$6,593	$6,910	$8,197

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(63)	$195	$(925)	$771	$130
Less: Impact of special items	460	544	318	2,273	1,924
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(523)	$(349)	$(1,243)	$(1,502)	$(1,794)

Tax Rate (%)
Effective tax rate (GAAP)	3.3%	17.3%	14.1%	18.4%	(0.7)%
Adjusted effective tax rate (Non-GAAP)	20.5%	23.5%	18.9%	21.7%	21.9%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Net cash provided by/(used in) operating activities (GAAP)	$7,008	$3,812	$12,256	$5,675

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$(341)	$(439)	$14,295	$(2,198)
Funded pension contributions	(209)	(130)	(602)	(458)
Global Redesign (including separations) (a)	(301)	(179)	(1,545)	(492)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	22	4	22
Other, net	(5)	(150)	(275)	(150)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,562)	$(1,613)	$(4,424)	$(4,465)
Ford Credit distributions	1,500	500	6,500	2,100
Settlement of derivatives	(42)	26	(200)	54
Company adjusted free cash flow (Non-GAAP)	$7,760	$3,601	$2,255	$6,640
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2022
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(5,542)	$2,131	$—	$(3,411)
Depreciation and tooling amortization	3,995	1,674	—	5,669
Other amortization	74	(950)	—	(876)
(Gains)/Losses on extinguishment of debt	135	(14)	—	121
Held for sale impairment charges	32	—	—	32
Provision for/(Benefit from) credit and insurance losses	11	(81)	—	(70)
Pension and OPEB expense/(income)	(595)	—	—	(595)
Equity method investment dividends received in excess of (earnings)/losses and impairments	2,983	(8)	—	2,975
Foreign currency adjustments	(246)	175	—	(71)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	7,277	88	—	7,365
Net (gain)/loss on changes in investments in affiliates	136	1	—	137
Stock compensation	269	8	—	277
Provision for/(Benefit from) deferred income taxes	(1,835)	278	—	(1,557)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(6,601)	—	(6,601)
Decrease/(Increase) in intersegment receivables/payables	(161)	161	—	—
Decrease/(Increase) in accounts receivable and other assets	(2,172)	(198)	—	(2,370)
Decrease/(Increase) in inventory	(4,160)	—	—	(4,160)
Increase/(Decrease) in accounts payable and accrued and other liabilities	8,218	235	—	8,453
Other	794	(437)	—	357
Interest supplements and residual value support to Ford Credit	(1,340)	1,340	—	—
Net cash provided by/(used in) operating activities	$7,873	$(2,198)	$—	$5,675

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(4,761)	$(40)	$—	$(4,801)
Acquisitions of finance receivables and operating leases	—	(32,988)	—	(32,988)
Collections of finance receivables and operating leases	—	35,676	—	35,676
Proceeds from sale of business	435	—	—	435
Purchases of marketable and other investments	(10,774)	(3,341)	—	(14,115)
Sales and maturities of marketable securities and other investments	12,623	3,585	—	16,208
Settlements of derivatives	54	179	—	233
Other	(25)	2	—	(23)
Investing activity (to)/from other segments	2,130	(30)	(2,100)	—
Net cash provided by/(used in) investing activities	$(318)	$3,043	$(2,100)	$625

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(1,410)	$—	$—	$(1,410)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	513	1,137	—	1,650
Proceeds from issuance of long-term debt	3,295	29,560	—	32,855
Payments of long-term debt	(3,817)	(33,578)	—	(37,395)
Other	(185)	(59)	—	(244)
Financing activity to/(from) other segments	—	(2,100)	2,100	—
Net cash provided by/(used in) financing activities	$(1,604)	$(5,040)	$2,100	$(4,544)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(329)	$(443)	$—	$(772)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2022
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$37,205	$2,187	$39,392
Total costs and expenses (a)	37,211	1,677	38,888
Operating income/(loss)	(6)	510	504
Interest expense on Company debt excluding Ford Credit	321	—	321
Other income/(loss), net	1,237	81	1,318
Equity in net income/(loss) of affiliated companies	(2,634)	8	(2,626)
Income/(Loss) before income taxes	(1,724)	599	(1,125)
Provision for/(Benefit from) income taxes	(346)	151	(195)
Net income/(loss)	(1,378)	448	(930)
Less: Income/(Loss) attributable to noncontrolling interests	(103)	—	(103)
Net income/(loss) attributable to Ford Motor Company	$(1,275)	$448	$(827)

	For the period ended September 30, 2022
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$107,334	$6,724	$114,058
Total costs and expenses (a)	104,937	4,406	109,343
Operating income/(loss)	2,397	2,318	4,715
Interest expense on Company debt excluding Ford Credit	941	—	941
Other income/(loss), net	(5,485)	130	(5,355)
Equity in net income/(loss) of affiliated companies	(2,619)	18	(2,601)
Income/(Loss) before income taxes	(6,648)	2,466	(4,182)
Provision for/(Benefit from) income taxes	(1,106)	335	(771)
Net income/(loss)	(5,542)	2,131	(3,411)
Less: Income/(Loss) attributable to noncontrolling interests	(141)	—	(141)
Net income/(loss) attributable to Ford Motor Company	$(5,401)	$2,131	$(3,270)
__________
(a)Ford Credit excludes a specials charge of $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2022
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$15,197	$6,351	$—	$21,548
Marketable securities	16,780	1,845	—	18,625
Ford Credit finance receivables, net	—	33,902	—	33,902
Trade and other receivables, net	4,154	10,610	—	14,764
Inventories	15,213	—	—	15,213
Assets held for sale	100	—	—	100
Other assets	2,638	1,298	—	3,936
Receivable from other segments	13	971	(984)	—
Total current assets	54,095	54,977	(984)	108,088

Ford Credit finance receivables, net	—	47,683	—	47,683
Net investment in operating leases	1,077	22,478	—	23,555
Net property	35,307	222	—	35,529
Equity in net assets of affiliated companies	2,432	124	—	2,556
Deferred income taxes	14,979	170	—	15,149
Other assets	12,940	1,419	—	14,359
Receivable from other segments	—	15	(15)	—
Total assets	$120,830	$127,088	$(999)	$246,919

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$25,823	$1,228	$—	$27,051
Other liabilities and deferred revenue	16,689	2,377	—	19,066
Debt payable within one year	1,212	42,838	—	44,050
Liabilities held for sale	—	—		—
Payable to other segments	984	—	(984)	—
Total current liabilities	44,708	46,443	(984)	90,167

Other liabilities and deferred revenue	25,463	3,128	—	28,591
Long-term debt	19,073	65,206	—	84,279
Deferred income taxes	917	876	—	1,793
Payable to other segments	15	—	(15)	—
Total liabilities	$90,176	$115,653	$(999)	$204,830

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2022, total equity attributable to Ford was $42.1 billion, a decrease of $6.4 billion compared with December 31, 2021. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$(3.3)
Shareholder distributions	(1.4)
Other comprehensive income/(loss), net	(1.9)
Common stock issued (including share-based compensation impacts)	0.2
Total	$(6.4)

U.S. Sales by Type. The following table shows third quarter 2022 U.S. sales volume and U.S. wholesales segregated by truck, SUV, and car sales. U.S. sales volume reflects transactions with (i) retail and fleet customers (as reported by dealers), (ii) governments, and (iii) Ford management.  U.S. wholesales reflect sales to dealers.

	U.S. Sales	U.S. Wholesales
Trucks	238,981	257,275
SUVs	215,322	216,655
Cars	10,371	13,037
Total Vehicles	464,674	486,967

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Automotive Segment

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2022, was an asset of $420 million, compared with a liability of $253 million as of December 31, 2021. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.0 billion at September 30, 2022, compared with $2.2 billion at December 31, 2021.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2022, was a liability of $252 million, compared with an asset of $220 million at December 31, 2021. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $164 million at September 30, 2022, compared with $215 million at December 31, 2021.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2022, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $18 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

PRODUCT LIABILITY MATTERS

Hill v. Ford. Plaintiffs in this product liability action pending in Georgia state court allege that the roof of a 2002 Ford F-250 involved in a rollover accident was defectively designed. During the first trial in 2018, the judge declared a mistrial, ruled that Ford’s attorneys had violated pre-trial rulings while presenting evidence, and sanctioned Ford by prohibiting Ford from introducing any evidence at the second trial to show that the roof design of the F-250 was not defective. During the second trial in August 2022, a jury found that Pep Boys (the party that sold the tires on the vehicle involved in the rollover accident) was responsible for 30% of the damages, and Ford, as a direct result of the sanctions order prohibiting Ford from presenting its defense, was responsible for 70% of the damages, resulting in $16.8 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $1.7 billion. We have filed post-trial motions, and we are seeking a new trial. We believe the law supports our position that Ford is entitled to a new trial with the right to present evidence in its defense.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 30 of our 2021 Form 10-K Report, page 65 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and page 68 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

European Commission and U.K. Competition and Markets Authority Matter. On March 15, 2022, the European Commission (the “Commission”) and the U.K. Competition and Markets Authority (the “CMA”) conducted unannounced inspections at the premises of, and sent formal requests for information to, several companies and associations active in the automotive sector, including Ford. The inspections and requests for information concern possible collusion in relation to the collection, treatment, and recovery of end-of-life cars and vans (“ELVs”). We understand that the scope of the investigations includes determining whether manufacturers and importers of passenger cars and vans agreed to an approach to (i) the compensation of ELV collection, treatment, and recovery companies, and (ii) the use of data relating to the recyclability or recoverability of ELVs in marketing materials, and whether such conduct violates relevant competition laws. If a violation is found, a broad range of remedies is potentially available to the Commission and/or CMA, including imposing a fine and/or the prohibition or restriction of certain business practices. Given that this investigation is in its early stages, it is difficult to predict the outcome or what remedies, if any, may be imposed. We are cooperating with the Commission and the CMA as they complete their investigations.

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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	October 26, 2022