Form 10-Q
period 2023-03-31
FORD MOTOR CO
filed 2023-05-03
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, Ford had outstanding 3,929,918,250 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 65

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2022	2023
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(3,119)	$1,663
Depreciation and tooling amortization	1,857	1,897
Other amortization	(310)	(272)
Provision for/(Benefit from) credit and insurance losses	(66)	83
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 13)	(213)	303
Equity method investment dividends received in excess of (earnings)/losses and impairments	199	(7)
Foreign currency adjustments	32	(94)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	5,454	51
Net (gain)/loss on changes in investments in affiliates (Note 4)	125	(4)
Stock compensation	67	100
Provision for/(Benefit from) deferred income taxes	(1,053)	17
Decrease/(Increase) in finance receivables (wholesale and other)	(2,192)	(656)
Decrease/(Increase) in accounts receivable and other assets	(956)	(732)
Decrease/(Increase) in inventory	(2,755)	(1,967)
Increase/(Decrease) in accounts payable and accrued and other liabilities	1,714	2,323
Other	132	95
Net cash provided by/(used in) operating activities	(1,084)	2,800

Cash flows from investing activities
Capital spending	(1,370)	(1,780)
Acquisitions of finance receivables and operating leases	(10,278)	(12,543)
Collections of finance receivables and operating leases	11,988	11,170
Purchases of marketable securities and other investments	(4,319)	(2,545)
Sales and maturities of marketable securities and other investments	7,115	4,413
Settlements of derivatives	212	(41)
Capital contributions to equity method investments	(25)	(699)
Other	(8)	48
Net cash provided by/(used in) investing activities	3,315	(1,977)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(405)	(3,193)
Purchases of common stock	—	—
Net changes in short-term debt	(614)	(2,211)
Proceeds from issuance of long-term debt	12,489	13,912
Payments of long-term debt	(12,975)	(12,242)
Other	(156)	(140)
Net cash provided by/(used in) financing activities	(1,661)	(3,874)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	70

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$546	$(2,981)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$20,737	$25,340
Net increase/(decrease) in cash, cash equivalents, and restricted cash	546	(2,981)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$21,283	$22,359

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2022	2023
	First Quarter
	(unaudited)
Revenues
Company excluding Ford Credit	$32,195	$39,085
Ford Credit	2,281	2,389
Total revenues (Note 3)	34,476	41,474

Costs and expenses
Cost of sales	29,036	34,669
Selling, administrative, and other expenses	2,740	2,506
Ford Credit interest, operating, and other expenses	1,357	2,186
Total costs and expenses	33,133	39,361
Operating income/(loss)	1,343	2,113
Interest expense on Company debt excluding Ford Credit	308	308
Other income/(loss), net (Note 4)	(4,850)	224
Equity in net income/(loss) of affiliated companies	(33)	130
Income/(Loss) before income taxes	(3,848)	2,159
Provision for/(Benefit from) income taxes	(729)	496
Net income/(loss)	(3,119)	1,663
Less: Income/(Loss) attributable to noncontrolling interests	(9)	(94)
Net income/(loss) attributable to Ford Motor Company	$(3,110)	$1,757

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$(0.78)	$0.44
Diluted income/(loss)	(0.78)	0.44

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,008	3,990
Diluted shares	4,008	4,029

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2022	2023
	First Quarter
	(unaudited)
Net income/(loss)	$(3,119)	$1,663
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	146	493
Marketable securities	(253)	110
Derivative instruments	144	(55)
Pension and other postretirement benefits	8	3
Total other comprehensive income/(loss), net of tax	45	551
Comprehensive income/(loss)	(3,074)	2,214
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(9)	(94)
Comprehensive income/(loss) attributable to Ford Motor Company	$(3,065)	$2,308

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	March 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,134	$22,144
Marketable securities (Note 7)	18,936	17,369
Ford Credit finance receivables, net of allowance for credit losses of $255 and $261 (Note 8)	38,720	40,350
Trade and other receivables, less allowances of $105 and $93	15,729	14,920
Inventories (Note 9)	14,080	16,212
Other assets	3,877	4,128
Total current assets	116,476	115,123
Ford Credit finance receivables, net of allowance for credit losses of $590 and $609 (Note 8)	49,903	51,084
Net investment in operating leases	22,772	22,008
Net property	37,265	37,970
Equity in net assets of affiliated companies	2,798	3,448
Deferred income taxes	15,552	15,572
Other assets	11,118	11,595
Total assets	$255,884	$256,800

LIABILITIES
Payables	$25,605	$26,028
Other liabilities and deferred revenue (Note 12 and Note 20)	21,097	21,827
Debt payable within one year (Note 14)
Company excluding Ford Credit	730	522
Ford Credit	49,434	47,528
Total current liabilities	96,866	95,905
Other liabilities and deferred revenue (Note 12 and Note 20)	25,497	25,908
Long-term debt (Note 14)
Company excluding Ford Credit	19,200	19,190
Ford Credit	69,605	72,052
Deferred income taxes	1,549	1,548
Total liabilities	212,717	214,603

EQUITY
Common Stock, par value $0.01 per share (4,082 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,832	22,889
Retained earnings	31,754	30,270
Accumulated other comprehensive income/(loss) (Note 18)	(9,339)	(8,788)
Treasury stock	(2,047)	(2,047)
Total equity attributable to Ford Motor Company	43,242	42,366
Equity attributable to noncontrolling interests	(75)	(169)
Total equity	43,167	42,197
Total liabilities and equity	$255,884	$256,800

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2022	March 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,438
Ford Credit finance receivables, net	49,142	50,454
Net investment in operating leases	12,545	9,472
Other assets	264	162
LIABILITIES
Other liabilities and deferred revenue	$2	$3
Debt	45,451	45,758

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084

Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197
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

In the opinion of management, these unaudited financial statements reflect a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. Effective January 1, 2023, we adopted the new standard, which eliminates the troubled debt recognition and measurement guidance and requires disclosure of current period gross charge-offs by year of origination (vintage disclosure). Adoption of the new standard did not have a material impact to our consolidated financial statements or financial statement disclosures.

ASU 2022-04, Liabilities – Supplier Finance Programs, Disclosure of Supplier Finance Program Obligations. Effective January 1, 2023, we adopted the new standard, which requires that entities that use supplier finance programs disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of March 31, 2023, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions, reported in Payables, was $265 million. The amount settled through the SCF program during the first quarter of 2023 was $452 million.

We also adopted the following ASUs during 2023, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2022-01	Derivatives and Hedging – Fair Value Hedging – Portfolio Layer Hedging	January 1, 2023
2022-03	Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2023
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts (and related amendments)	January 1, 2023

Accounting Standards Issued But Not Yet Adopted

ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$30,991	$—	$30,991
Used vehicles	429	—	429
Services and other revenue (a)	722	19	741
Revenues from sales and services	32,142	19	32,161

Leasing income	53	1,211	1,264
Financing income	—	1,040	1,040
Insurance income	—	11	11
Total revenues	$32,195	$2,281	$34,476

	First Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$37,927	$—	$37,927
Used vehicles	469	—	469
Services and other revenue (a)	645	17	662
Revenues from sales and services	39,041	17	39,058

Leasing income	44	1,049	1,093
Financing income	—	1,301	1,301
Insurance income	—	22	22
Total revenues	$39,085	$2,389	$41,474
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase of $211 million in the first quarter of 2022 and a decrease of $178 million in the first quarter of 2023 related to revenue recognized in prior periods.

We had a balance of $4.4 billion and $4.5 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2022 and March 31, 2023, respectively. We expect to recognize approximately $1.1 billion of the unearned amount in the remainder of 2023, $1.2 billion in 2024, and $2.2 billion thereafter. We recognized $365 million and $380 million of unearned amounts from prior years as revenue during the first quarter of 2022 and 2023, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $315 million and $324 million in deferred costs as of December 31, 2022 and March 31, 2023, respectively. We recognized $22 million and $26 million of amortization during the first quarter of 2022 and 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2022	2023
Net periodic pension and OPEB income/(cost), excluding service cost (Note 13)	$459	$(165)
Investment-related interest income	61	348
Interest income/(expense) on income taxes	5	(4)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	(5,454)	(51)
Gains/(Losses) on changes in investments in affiliates	(125)	4
Royalty income	144	103
Other	60	(11)
Total	$(4,850)	$224
__________
(a)    Includes a $5.4 billion loss and a $25 million loss on our Rivian investment in the first quarter of 2022 and 2023, respectively.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2022	2023
Net income/(loss) attributable to Ford Motor Company	$(3,110)	$1,757

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,008	3,990
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	—	39
Diluted shares	4,008	4,029
__________
(a)    In the first quarter of 2022, there were 56 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,295	$1,045	$4,340
U.S. government agencies	2	2,245	150	2,395
Non-U.S. government and agencies	2	1,048	199	1,247
Other cash equivalents	2	10	—	10
Corporate debt	2	593	792	1,385
Total marketable securities classified as cash equivalents		7,191	2,186	9,377
Cash, time deposits, and money market funds		7,550	8,207	15,757
Total cash and cash equivalents		$14,741	$10,393	$25,134

Marketable securities
U.S. government	1	$4,947	$187	$5,134
U.S. government agencies	2	2,641	221	2,862
Non-U.S. government and agencies	2	2,625	658	3,283
Corporate debt	2	6,755	266	7,021
Equities (a)	1	223	—	223
Other marketable securities	2	252	161	413
Total marketable securities		$17,443	$1,493	$18,936

Restricted cash		$79	$127	$206

		March 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,958	$1,183	$3,141
U.S. government agencies	2	2,320	1,045	3,365
Non-U.S. government and agencies	2	150	70	220
Other cash equivalents	2	—	—	—
Corporate debt	2	68	439	507
Total marketable securities classified as cash equivalents		4,496	2,737	7,233
Cash, time deposits, and money market funds		8,333	6,578	14,911
Total cash and cash equivalents		$12,829	$9,315	$22,144

Marketable securities
U.S. government	1	$4,605	$173	$4,778
U.S. government agencies	2	2,300	270	2,570
Non-U.S. government and agencies	2	2,245	548	2,793
Corporate debt	2	6,212	421	6,633
Equities (a)	1	182	—	182
Other marketable securities	2	250	163	413
Total marketable securities		$15,794	$1,575	$17,369

Restricted cash		$82	$133	$215
__________
(a)Includes $194 million and $147 million of Rivian common shares valued at $18.43 and $15.48 per share as of December 31, 2022 and March 31, 2023, respectively. In the first quarter of 2023, we sold 1 million of our Rivian common shares for about $21.6 million in total proceeds. Net unrealized gains/losses recognized during full year 2022 and the first quarter of 2023 on all equity securities held at December 31, 2022 and March 31, 2023 were a $968 million loss and a $22 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,797	$1	$(145)	$4,653	$1,008	$3,645	$—
U.S. government agencies	2,508	—	(119)	2,389	1,244	1,109	36
Non-U.S. government and agencies	2,248	—	(132)	2,116	294	1,810	12
Corporate debt	7,511	6	(197)	7,320	3,117	4,195	8
Other marketable securities	246	—	(9)	237	—	181	56
Total	$17,310	$7	$(602)	$16,715	$5,663	$10,940	$112

	March 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,557	$8	$(109)	$4,456	$1,058	$3,387	$11
U.S. government agencies	2,338	—	(94)	2,244	1,122	1,104	18
Non-U.S. government and agencies	2,320	2	(105)	2,217	407	1,798	12
Corporate debt	6,399	13	(157)	6,255	2,007	4,247	1
Other marketable securities	233	—	(7)	226	—	170	56
Total	$15,847	$23	$(472)	$15,398	$4,594	$10,706	$98

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2022	2023
Company excluding Ford Credit
Sales proceeds	$4,004	$1,163
Gross realized gains	6	1
Gross realized losses	6	12

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,860	$(52)	$1,570	$(93)	$4,430	$(145)
U.S. government agencies	707	(14)	1,658	(105)	2,365	(119)
Non-U.S. government and agencies	751	(23)	1,271	(109)	2,022	(132)
Corporate debt	4,571	(79)	1,737	(118)	6,308	(197)
Other marketable securities	123	(4)	108	(5)	231	(9)
Total	$9,012	$(172)	$6,344	$(430)	$15,356	$(602)

	March 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$1,825	$(22)	$1,684	$(87)	$3,509	$(109)
U.S. government agencies	465	(3)	1,658	(91)	2,123	(94)
Non-U.S. government and agencies	276	(4)	1,685	(101)	1,961	(105)
Corporate debt	3,152	(50)	2,012	(107)	5,164	(157)
Other marketable securities	107	(3)	101	(4)	208	(7)
Total	$5,825	$(82)	$7,140	$(390)	$12,965	$(472)

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2023, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$25,134	$22,144
Restricted cash (a)	206	215
Total cash, cash equivalents, and restricted cash	$25,340	$22,359
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2022	March 31, 2023
Consumer
Retail installment contracts, gross	$66,954	$68,259
Finance leases, gross	6,765	6,990
Retail financing, gross	73,719	75,249
Unearned interest supplements	(2,305)	(2,435)
Consumer finance receivables	71,414	72,814
Non-Consumer
Dealer financing	18,054	19,490
Non-Consumer finance receivables	18,054	19,490
Total recorded investment	$89,468	$92,304

Recorded investment in finance receivables	$89,468	$92,304
Allowance for credit losses	(845)	(870)
Total finance receivables, net	$88,623	$91,434

Current portion	$38,720	$40,350
Non-current portion	49,903	51,084
Total finance receivables, net	$88,623	$91,434

Net finance receivables subject to fair value (a)	$82,200	$84,812
Fair value (b)	79,521	82,966
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2022 and 2023 was $77 million and $83 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2022 and March 31, 2023, accrued interest was $187 million and $198 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2022 and March 31, 2023, were consumer receivables of $43.9 billion and $43.9 billion, respectively, and non-consumer receivables of $18.2 billion and $17.6 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61 - 120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,563	6,137	13,844	18,357	28,794	70,578	98.8
Total	$942	$2,639	$6,253	$14,071	$18,554	$28,955	$71,414	100.0%

The credit quality analysis of consumer receivables at March 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$75	$72	$149	$135	$150	$10	$591	0.8%
61 - 120 days past due	11	13	28	30	36	1	119	0.2
Greater than 120 days past due	12	4	8	10	6	—	40	—
Total past due	98	89	185	175	192	11	750	1.0
Current	2,574	5,065	12,184	16,542	26,921	8,778	72,064	99.0
Total	$2,672	$5,154	$12,369	$16,717	$27,113	$8,789	$72,814	100.0%

Gross charge-offs	$17	$12	$23	$22	$22	$—	$96

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$402	$148	$35	$67	$185	$224	$1,061	$13,888	$14,949	82.8%
Group II	2	21	—	5	2	42	72	2,751	2,823	15.6
Group III	—	—	—	—	—	10	10	233	243	1.4
Group IV	—	—	1	—	—	3	4	35	39	0.2
Total (a)	$404	$169	$36	$72	$187	$279	$1,147	$16,907	$18,054	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2022 were $9 million.

The credit quality analysis of dealer financing receivables at March 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$516	$33	$67	$179	$83	$189	$1,067	$15,951	$17,018	87.3%
Group II	3	—	2	2	1	51	59	2,115	2,174	11.1
Group III	—	—	—	—	—	10	10	255	265	1.4
Group IV	—	1	—	—	—	3	4	29	33	0.2
Total (a)	$519	$34	$69	$181	$84	$253	$1,140	$18,350	$19,490	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at March 31, 2023 were $7 million.

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

Loan Modifications. Consumer and non-consumer receivables that have a modified interest rate and/or a term extension (including receivables that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code) are typically considered to be loan modifications. Ford Credit does not grant modifications to the principal balance of the receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2023, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2022
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925
Charge-offs	(62)	—	(62)
Recoveries	43	1	44
Provision for/(Benefit from) credit losses	(59)	(5)	(64)
Other (a)	1	1	2
Ending balance	$826	$19	$845

	First Quarter 2023
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845
Charge-offs	(96)	—	(96)
Recoveries	38	1	39
Provision for/(Benefit from) credit losses	78	(1)	77
Other (a)	5	—	5
Ending balance	$863	$7	$870
__________
(a)    Primarily represents amounts related to translation adjustments.

During the first quarter of 2023, the allowance for credit losses increased $25 million, driven by an increase in Ford Credit finance receivables. Net charge-offs increased from a year ago reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2022	March 31, 2023
Raw materials, work-in-process, and supplies	$5,997	$6,464
Finished products	8,083	9,748
Total inventories	$14,080	$16,212

Our finished product inventory at March 31, 2023 was higher than at December 31, 2022, reflecting higher in-transit and in-plant inventory.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $384 million and $350 million at December 31, 2022 and March 31, 2023, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at March 31, 2023 was $101 million.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $603 million and $609 million at December 31, 2022 and March 31, 2023, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	March 31, 2023
Current
Dealer and dealers’ customer allowances and claims	$9,219	$9,881
Deferred revenue	2,404	2,582
Employee benefit plans	2,020	1,505
Accrued interest	935	938
Operating lease liabilities	404	415
OPEB (a)	329	328
Pension (a)	196	198
Other (b)	5,590	5,980
Total current other liabilities and deferred revenue	$21,097	$21,827
Non-current
Dealer and dealers’ customer allowances and claims	$6,095	$6,538
Pension (a)	5,673	5,835
OPEB (a)	4,130	4,069
Deferred revenue	4,883	4,835
Operating lease liabilities	1,101	1,201
Employee benefit plans	834	829
Other (b)	2,781	2,601
Total non-current other liabilities and deferred revenue	$25,497	$25,908
__________
(a)Balances at March 31, 2023 reflect pension and OPEB liabilities at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022. Included in Other assets are pension assets of $5.7 billion and $5.8 billion at December 31, 2022 and March 31, 2023, respectively.
(b)Includes current derivative liabilities of $1.3 billion at both December 31, 2022 and March 31, 2023. Includes non-current derivative liabilities of $1.7 billion and $1.2 billion at December 31, 2022 and March 31, 2023, respectively (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Service cost	$125	$72	$111	$61	$10	$5
Interest cost	263	408	134	237	37	58
Expected return on assets	(642)	(486)	(268)	(219)	—	—
Amortization of prior service costs/(credits)	—	—	7	5	(1)	1
Net remeasurement (gain)/loss	—	113	—	—	—	—
Separation programs/other	4	2	7	4	—	—
Settlements and curtailments	—	42	—	—	—	—
Net periodic benefit cost/(income)	$(250)	$151	$(9)	$88	$46	$64

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the first quarter of 2023, we paid lump sums for one of our U.S. pension plans, which resulted in a remeasurement and settlement expenses of $113 million and $42 million, respectively.

Pension Plan Contributions

During 2023, we continue to expect to contribute between $500 million and $600 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first quarter of 2023, we contributed $125 million to our global funded pension plans and made $99 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2022	March 31, 2023
Company excluding Ford Credit
Debt payable within one year
Short-term	$359	$186
Long-term payable within one year
Other debt	372	336
Unamortized (discount)/premium	(1)	—
Total debt payable within one year	730	522
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,654	1,702
Other debt	682	616
Unamortized (discount)/premium	(180)	(176)
Unamortized issuance costs	(191)	(187)
Total long-term debt payable after one year	19,200	19,190
Total Company excluding Ford Credit	$19,930	$19,712
Fair value of Company debt excluding Ford Credit (b)	$18,557	$19,046
Ford Credit
Debt payable within one year
Short-term	$19,624	$17,890
Long-term payable within one year
Unsecured debt	7,980	10,128
Asset-backed debt	21,839	19,502
Unamortized (discount)/premium	—	—
Unamortized issuance costs	(13)	(16)
Fair value adjustments (c)	4	24
Total debt payable within one year	49,434	47,528
Long-term debt payable after one year
Unsecured debt	39,620	41,237
Asset-backed debt	31,840	32,449
Unamortized (discount)/premium	23	17
Unamortized issuance costs	(184)	(209)
Fair value adjustments (c)	(1,694)	(1,442)
Total long-term debt payable after one year	69,605	72,052
Total Ford Credit	$119,039	$119,580
Fair value of Ford Credit debt (b)	$117,214	$118,688
__________
(a)As of March 31, 2023, each $1,000 principal amount of the notes will be convertible into 63.0921 shares of our Common Stock, which is equivalent to a conversion price of approximately $15.85 per share. We recognized issuance cost amortization of $2 million during both the first quarter of 2022 and 2023.
(b)At December 31, 2022 and March 31, 2023, the fair value of debt includes $359 million and $186 million of Company excluding Ford Credit short-term debt, respectively, and $16.9 billion and $14.8 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(31) million at December 31, 2022 and March 31, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $36.5 billion at December 31, 2022 and March 31, 2023, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2022	2023
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(90)	$26
Commodity contracts (b)	58	(9)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	76	(140)
Fair value changes on hedging instruments	(986)	250
Fair value changes on hedged debt	991	(279)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(3)	(14)
Fair value changes on hedging instruments	(37)	22
Fair value changes on hedged debt	41	(19)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(46)	(3)
Cross-currency interest rate swap contracts	(227)	85
Interest rate contracts	123	(12)
Commodity contracts	109	(11)
Total	$9	$(104)
__________
(a)For the first quarter of 2022 and 2023, a $128 million loss and a $63 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2022 and 2023, a $284 million gain and an $8 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2022 and 2023, a $44 million loss and a $19 million gain, respectively, were reported in Cost of sales, and a $2 million loss and a $22 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			March 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,536	$376	$52	$16,998	$316	$102
Commodity contracts	990	16	56	1,012	15	40
Fair value hedges
Interest rate contracts	16,883	—	1,653	19,042	15	1,302
Cross-currency interest rate swap contracts	885	—	161	1,421	4	135
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,851	162	285	19,718	136	164
Cross-currency interest rate swap contracts	6,635	15	653	6,115	38	528
Interest rate contracts	63,210	931	483	57,312	753	397
Commodity contracts	841	26	35	949	32	39
Total derivative financial instruments, gross (a) (b)	$121,831	$1,526	$3,378	$122,567	$1,309	$2,707

Current portion		$1,101	$1,656		$813	$1,462
Non-current portion		425	1,722		496	1,245
Total derivative financial instruments, gross		$1,526	$3,378		$1,309	$2,707
__________
(a)At December 31, 2022 and March 31, 2023, we held collateral of $210 million and $180 million, respectively, and we posted collateral of $201 million and $203 million, respectively.
(b)At December 31, 2022 and March 31, 2023, the fair value of assets and liabilities available for counterparty netting was $451 million and $438 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

We generally record costs associated with voluntary separations at the time of employee acceptance. We record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions that have been initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller
•India. Ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023 (see Note 17)
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs in the first quarter of 2023

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers, primarily in Europe, as announced in the first quarter of 2023.

The following table summarizes the activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2022	2023
Beginning balance	$950	$588
Changes in accruals (a)	66	629
Payments	(205)	(83)
Foreign currency translation	18	(8)
Ending balance	$829	$1,126
__________
(a)Excludes pension costs of $7 million and $4 million in the first quarter of 2022 and 2023, respectively.

We recorded $23 million and $48 million in the first quarter of 2022 and 2023, respectively, for accelerated depreciation and other non-cash items. In addition, we recognized a $32 million pre-tax net gain on sale of assets in the first quarter of 2022.

We recorded costs of $64 million and $681 million in the first quarter of 2022 and 2023, respectively, related to the actions above. We estimate that we will incur total charges in 2023 that range between $1.5 billion and $2 billion related to such actions, primarily attributable to employee separations and supplier settlements. We continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at March 31, 2023 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the first quarter of 2022, we reclassified losses of $119 million to Other income/(loss), net, upon the liquidation of three investments in Brazil. Although the timing for the completion of the remaining actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Argo AI, LLC (“Argo AI”). In October 2022, Ford and Volkswagen AG (“VW”), who held equal interests that together comprised a majority ownership of Argo AI, initiated the process of exiting the joint development of highly automated driving technology (L4) through Argo AI. Argo AI is in the process of winding down operations. The carrying value of our equity method investment in Argo AI was $0 at both December 31, 2022 and March 31, 2023; in addition, we had $65 million and $4 million at December 31, 2022 and March 31, 2023, respectively, in Other liabilities and deferred revenue related to our funding commitment for our share of Argo AI’s expenses previously incurred.

Sanand, India (“Sanand”) Plants. In the third quarter of 2022, we entered into an agreement to sell our Sanand vehicle assembly and powertrain plants to Tata Passenger Electric Mobility Limited (“Tata”), a subsidiary of Tata Motors Limited. The sale transaction included the land, buildings, and other fixed assets (excluding the powertrain machinery and equipment) for the plants. We recognized, in Cost of sales, pre-tax impairment charges of $32 million in the third quarter of 2022 to adjust the carrying value of the assets to fair value less costs to sell. We determined fair value using the market approach, based on the negotiated value of the assets. Accordingly, we reported $88 million of fixed assets for this operation as held for sale for the period ended December 31, 2022, which we report in Other assets in the current assets section of our consolidated balance sheets.

On January 10, 2023, we completed the sale of the plants to Tata. Ford will continue to operate the powertrain facility by leasing back the associated land and building. As a result of the sale transaction, we derecognized the fixed assets and recognized the powertrain facility operating lease right-of-use asset and related lease liability in the first quarter of 2023. The fair value of the cash consideration received approximated the carrying value of the fixed assets at the time of sale.

Ford Romania S.R.L. (“Ford Romania”). On July 1, 2022, we completed the sale of Ford Romania, our wholly-owned Romanian manufacturing subsidiary, to Ford Otosan, a joint venture in which Ford has a 41% ownership share. The transaction resulted in deconsolidation of our Ford Romania subsidiary in the third quarter of 2022. The fair value of consideration received, consisting of cash and a note receivable, approximated the carrying value of Ford Romania at the time of sale. The Ford Romania plant in Craiova, Romania will continue to manufacture Ford-branded vehicles for Ford and Ford Otosan. Ford’s portion of the output is expected to be significant; as a result, at the time of the sale there were about $100 million of assets, such as embedded leases, and related liabilities that continue to be reported as part of our financial statements.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2022	2023
Foreign currency translation
Beginning balance	$(5,487)	$(6,416)
Gains/(Losses) on foreign currency translation	(71)	485
Less: Tax/(Tax benefit) (a)	(96)	(10)
Net gains/(losses) on foreign currency translation	25	495
(Gains)/Losses reclassified from AOCI to net income (b)	121	(2)
Other comprehensive income/(loss), net of tax	146	493
Ending balance	$(5,341)	$(5,923)

Marketable securities
Beginning balance	$(19)	$(442)
Gains/(Losses) on available for sale securities	(330)	135
Less: Tax/(Tax benefit)	(77)	33
Net gains/(losses) on available for sale securities	(253)	102
(Gains)/Losses reclassified from AOCI to net income	—	11
Less: Tax/(Tax benefit)	—	3
Net (gains)/losses reclassified from AOCI to net income	—	8
Other comprehensive income/(loss), net of tax	(253)	110
Ending balance	$(272)	$(332)

Derivative instruments
Beginning balance	$(193)	$129
Gains/(Losses) on derivative instruments	156	(55)
Less: Tax/(Tax benefit)	37	(14)
Net gains/(losses) on derivative instruments	119	(41)
(Gains)/Losses reclassified from AOCI to net income	32	(17)
Less: Tax/(Tax benefit)	7	(3)
Net (gains)/losses reclassified from AOCI to net income (c)	25	(14)
Other comprehensive income/(loss), net of tax	144	(55)
Ending balance	$(49)	$74

Pension and other postretirement benefits
Beginning balance	$(2,640)	$(2,610)
Amortization and recognition of prior service costs/(credits)	6	6
Less: Tax/(Tax benefit)	1	1
Net prior service costs/(credits) reclassified from AOCI to net income	5	5
Translation impact on non-U.S. plans	3	(2)
Other comprehensive income/(loss), net of tax	8	3
Ending balance	$(2,632)	$(2,607)

Total AOCI ending balance at March 31	$(8,294)	$(8,788)
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
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $147 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $1.0 billion and $1.6 billion at December 31, 2022 and March 31, 2023, respectively. Of these amounts, guarantees of $113 million at both December 31, 2022 and March 31, 2023 related to certain obligations of our VIEs also are included in Note 20.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC, a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BlueOval SK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of March 31, 2023, Ford has contributed to BlueOval SK $1.3 billion of its agreed capital contribution of up to $6.6 billion through 2026, subject to any adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $518 million and $522 million at December 31, 2022 and March 31, 2023, respectively. The carrying value of recorded liabilities related to financial guarantees was $31 million and $55 million at December 31, 2022 and March 31, 2023, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $273 million and $165 million at December 31, 2022 and March 31, 2023, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $0 at both December 31, 2022 and March 31, 2023.

Included in the $165 million of maximum potential payments at March 31, 2023 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $159 million as of March 31, 2023 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we do not expect we will have to pay under the guarantee.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2022	2023
Beginning balance	$8,451	$9,193
Payments made during the period	(984)	(990)
Changes in accrual related to warranties issued during the period	793	972
Changes in accrual related to pre-existing warranties	21	226
Foreign currency translation and other	38	(117)
Ending balance	$8,319	$9,284

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

On January 1, 2023, we implemented a new operating model and reporting structure. As a result of this change, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, and Ford Pro (combined, replacing the previous Automotive segment), Ford Next (previously the Mobility segment), and Ford Credit. Company adjusted earnings before interest and taxes (“EBIT”) include the financial results of these five reportable segments and Corporate Other, and net income comprises the financial results of the five reportable segments and Corporate Other, as well as Interest on Debt, Special Items, and Taxes.

Additionally, past service pension and OPEB income and expense plus related assets, previously reported in the Automotive segment, have been realigned to Corporate Other.

Prior period amounts were adjusted retrospectively to reflect each of the above changes.

Below is a description of our reportable segments and other activities.

Ford Blue Segment

Ford Blue primarily includes the sale of Ford and Lincoln internal combustion engine (“ICE”) and hybrid vehicles, service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing Ford and Lincoln ICE and hybrid vehicles. Additionally, this segment provides hardware engineering and manufacturing capabilities to Ford Model e and manufactures vehicles on behalf of Ford Pro and, in certain cases, Ford Model e. Ford Blue also includes:
•All sales for markets not presently in scope for Ford Model e or Ford Pro (as further described below)
•In markets outside of the United States and Canada, sales to commercial, government, and rental customers of ICE and hybrid vehicles not considered core to Ford Pro
•Sales of electric vehicles (“EVs”) by our unconsolidated affiliates in China
•All sales of vehicles manufactured and sold to other OEMs

Ford Model e Segment

Ford Model e primarily includes the sale of our electric vehicles, service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing EV and digital vehicle technologies, as well as software development. Additionally, Ford Model e provides software and connected vehicle technologies on behalf of the enterprise, and manufactures certain EVs, including for Ford Pro. Ford Model e operates in North America, Europe, and China. Ford Model e also includes EV and related sales not considered core to Ford Pro to commercial, government, and rental customers in Europe, China, and Mexico.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Ford Pro Segment

Ford Pro primarily includes the sale of Ford and Lincoln vehicles, service parts, accessories, and services for commercial, government, and rental customers. Included in this segment are sales of all core Ford Pro vehicles, such as Super Duty and the Transit range of vans in North America and Europe and all sales of Ranger in Europe. In the United States and Canada, Ford Pro also includes all vehicle sales to commercial, government, and rental customers. This segment focuses on selling ICE, hybrid, and electric vehicles, and providing digital and physical services to optimize and maintain fleets, including telematics and EV charging solutions. This segment reflects external sales of vehicles produced by Ford Blue and Ford Model e, and the costs (including intersegment markup) associated with acquiring vehicles for sale and providing services are reflected in this segment. Ford Pro operates in North America and Europe.

Ford Next Segment

The Ford Next segment (formerly the Mobility segment) primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments.

Ford Credit Segment

The Ford Credit segment is comprised of the Ford Credit business on a consolidated basis, which is primarily vehicle-related financing and leasing activities.

Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Corporate Other assets include: cash, cash equivalents and marketable securities, tax related assets, defined benefit pension plan net assets, and other assets managed centrally.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Company debt excluding Ford Credit.

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) gains and losses on investments in equity securities, (iii) significant personnel expenses, supplier- and dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iv) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. Our management ordinarily excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Segment Revenue, Cost, and Asset Principles for Ford Blue, Ford Model e, and Ford Pro

External vehicle and digital services revenue is generally vehicle-specific and included in the segment responsible for the external vehicle sale. A majority of parts and accessories revenue and cost is attributed to customer sales channels or vehicle lines based on recent end customer sales and is included in the respective segment.

In the normal course of business, Ford Blue, Ford Model e, and Ford Pro transact between segments and cooperate to leverage synergies, including developing and manufacturing vehicles on behalf of another segment. When one segment produces a vehicle that is sold externally by another segment, an intersegment transaction occurs. The producing segment will report intersegment revenue to recoup the costs associated with the unit produced. This includes material cost, labor and overhead (including depreciation and amortization), inbound freight, and an intersegment markup. The intersegment markup amount is set to deliver a competitive return to the producing segment for its manufacturing and distribution service. Costs are reflected in the associated segment externally reporting the vehicle sale, as detailed in the table below:

Income Statement Elements	Examples	Segment Reporting
Costs specific to a particular vehicle	Bill of material cost and initial warranty accrual	Reported in the segment externally selling the vehicle
Costs identifiable by product line	Manufacturing and logistics costs, depreciation & amortization expense, direct research & development costs	Typically identifiable to the product line or production location. Reported in the segment externally selling the vehicle, based on relative volume
Shared costs	Selling, general & administrative expense, and indirect / cross product line research & development costs	Typically shared across all segments, generally based on relative volume. Certain costs clearly linked to a segment are reported in the specific segment
Intersegment markup costs for intersegment vehicle transactions	Contract manufacturing and distribution fees	Reported in the segment externally selling the vehicle, for each applicable vehicle transaction

Assets are reported in each segment, aligned to the appropriate operational responsibility. Manufacturing assets, e.g., our plants and the machinery and equipment therein, are included in our Ford Blue and Ford Model e segments. Manufacturing assets producing only, or primarily, EVs and related components are reflected in Ford Model e. Manufacturing assets that support the production of ICE and hybrid vehicles, including those producing ICE and electric in the same facility, are included in Ford Blue. Vendor tooling dedicated to producing EV parts is reported in Ford Model e. There are no Ford manufacturing assets or vendor tooling reported in Ford Pro. Regardless of the segment reporting the asset, depreciation and amortization expense is reflected on the basis of production volume and reported in the segment that reports the external vehicle sale.

Equity in net income/(loss) of affiliated companies is included in Income/(Loss) before income taxes, based primarily on which segment the entity supports or has the majority of the entity’s purchases or sales. The table below shows the segment reporting for our most significant unconsolidated entities:

Ford Blue	Ford Model e	Ford Pro
∘ Changan Ford Automobile Corporation, Ltd. (“CAF”)	∘ BlueOval SK, LLC	∘ Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”)
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Quarter 2022
External Revenues	$20,810	$972	$10,324	$84	$2,281	$5	$—	$—		$—		$34,476
Intersegment Revenues (a)	7,254	27	—	—	—	—	—	—		(7,281)		—
Total Revenues	$28,064	$999	$10,324	$84	$2,281	$5	$—	$—		$(7,281)		$34,476

Income/(Loss) before income taxes	$1,328	$(380)	$491	$(242)	$928	$201	$(308)	$(5,866)	(b)	$—		$(3,848)
Equity in net income/(loss) of affiliated companies	56	(2)	85	(75)	6	1	—	(104)	(c)	—		(33)
Total assets	58,329	2,951	1,679	3,501	132,582	54,608	—	—		(664)	(d)	252,986

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Quarter 2023
External Revenues	$25,124	$707	$13,249	$1	$2,389	$4	$—	$—		$—		$41,474
Intersegment Revenues (a)	9,177	9	—	—	—	—	—	—		(9,186)		—
Total Revenues	$34,301	$716	$13,249	$1	$2,389	$4	$—	$—		$(9,186)		$41,474

Income/(loss) before income taxes	$2,623	$(722)	$1,366	$(44)	$303	$(147)	$(308)	$(912)	(e)	$—		$2,159
Equity in net income/(loss) of affiliated companies	55	(3)	117	(12)	7	—	—	(34)		—		130
Total assets	57,990	7,242	2,668	371	138,225	52,427	—	—		(2,123)	(d)	256,800
__________
(a)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(b)Primarily reflects gains/(losses) on our Rivian investment.
(c)Primarily reflects the full impairment of our Ford Sollers Netherlands B.V. (the parent company of our joint venture in Russia) equity method investment, resulting from the ongoing regulatory and economic uncertainty in Russia.
(d)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business.
(e)Primarily reflects restructuring actions in Europe and China and mark-to-market adjustments for our global pension and OPEB plans.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

In the first quarter of 2023, the net income attributable to Ford Motor Company was $1,757 million, and Company adjusted EBIT was $3,379 million.

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

	First Quarter
	2022	2023
Restructuring
Europe	$(22)	$(370)
China	—	(309)
Ford Credit - Brazil	(119)	—
Other	(36)	12
Subtotal Restructuring	$(177)	$(667)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$—	$(113)
Pension settlements and curtailments	—	(46)
Subtotal Pension and OPEB Gain/(Loss)	$—	$(159)
Other Items
Gain/(loss) on Rivian investment	$(5,449)	$(25)
Russia suspension of operations/asset write-off	(138)	—
Patent matters related to prior calendar years	(135)	—
Other	33	(61)
Subtotal Other Items	$(5,689)	$(86)
Total EBIT Special Items	$(5,866)	$(912)

Provision for/(Benefit from) tax special items (a)	$(1,192)	$(144)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $912 million of pre-tax special item charges in the first quarter of 2023, driven primarily by restructuring actions in Europe and China.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our first quarter 2023 key metrics for the Company, compared to a year ago.

	First Quarter
	2022	2023	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$(1.1)	$2.8	$3.9
Revenue ($M)	34,476	41,474	20%
Net Income/(Loss) ($M)	(3,110)	1,757	$4,867
Net Income/(Loss) Margin (%)	(9.0)%	4.2%	13.2 ppts
EPS (Diluted)	$(0.78)	$0.44	$1.22

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(0.6)	$0.7	$1.3
Company Adj. EBIT ($M)	2,326	3,379	1,053
Company Adj. EBIT Margin (%)	6.7%	8.1%	1.4 ppts
Adjusted EPS (Diluted)	$0.38	$0.63	$0.25
Adjusted ROIC (Trailing Four Quarters)	7.8%	13.5%	5.8 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2023, our diluted earnings per share of Common and Class B Stock was $0.44, and our diluted adjusted earnings per share was $0.63.

Net income/(loss) margin was 4.2% in the first quarter of 2023, up 13.2 percentage points from a year ago. Company adjusted EBIT margin was 8.1% in the first quarter of 2023, up 1.4 percentage points from a year ago.

The year-over-year increase of $4.9 billion in net income/(loss) in the first quarter of 2023 was driven by the non-recurrence of a mark-to-market loss on our Rivian investment (included in special items in the first quarter of 2022) and higher Ford Blue and Ford Pro EBIT. The year-over-year increase of $1.1 billion in Company adjusted EBIT was driven by higher Ford Blue and Ford Pro EBIT as well as a lower loss in Ford Next. Partial offsets included lower Ford Credit EBT, lower past service pension and OPEB income in Corporate Other, and lower Ford Model e EBIT.

The table below shows our first quarter 2023 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	First Quarter
	2022	2023	H / (L)
Ford Blue	$1,328	$2,623	$1,295
Ford Model e	(380)	(722)	(342)
Ford Pro	491	1,366	875
Ford Next	(242)	(44)	198
Ford Credit	928	303	(625)
Corporate Other	201	(147)	(348)
Company Adjusted EBIT (a)	2,326	3,379	1,053
Interest on Debt	(308)	(308)	—
Special Items	(5,866)	(912)	(4,954)
Taxes / Noncontrolling Interests	738	(402)	1,140
Net Income/(Loss)	$(3,110)	$1,757	$4,867
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide first quarter 2023 key metrics and the change in first quarter 2023 EBIT compared with first quarter 2022 by causal factor for each of our segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	First Quarter
Key Metrics	2022	2023	H / (L)
Wholesale Units (000) (a)	663	706	43
Revenue ($M)	$20,810	$25,124	$4,314
EBIT ($M)	1,328	2,623	1,295
EBIT Margin (%)	6.4%	10.4%	4.1 ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 128,000 units in Q1 2022 and 97,000 units in Q1 2023).

Change in EBIT by Causal Factor (in millions)
First Quarter 2022 EBIT	$1,328
Volume / Mix	2,230
Net Pricing	116
Cost	(1,011)
Exchange	(133)
Other	93
First Quarter 2023 EBIT	$2,623

In the first quarter of 2023, Ford Blue’s wholesales increased 6% from a year ago, driven by improvements in production-related supply constraints (including semiconductors). First quarter 2023 revenue increased 21%, driven by favorable mix as well as higher wholesales and net pricing, offset partially by weaker currencies.

Ford Blue’s first quarter 2023 EBIT was $2.6 billion, an increase of $1.3 billion from a year ago, with an EBIT margin of 10.4%. The higher EBIT was driven by favorable mix as well as higher wholesales and net pricing. Partial offsets included inflationary cost increases on commodities, materials, and freight, higher material costs for new products, as well as higher volume-related structural costs, weaker currencies, and higher warranty costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	First Quarter
Key Metrics	2022	2023	H / (L)
Wholesale Units (000)	18	12	(6)
Revenue ($M)	$972	$707	$(265)
EBIT ($M)	(380)	(722)	(342)
EBIT Margin (%)	(39.1)%	(102.1)%	(63.0) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2022 EBIT	$(380)
Volume / Mix	(42)
Net Pricing	7
Cost	(380)
Exchange	34
Other	39
First Quarter 2023 EBIT	$(722)

In the first quarter of 2023, Ford Model e’s wholesales decreased 32% from a year ago, driven by downtime at the Cuautitlan assembly plant for changes to increase production capacity of Mustang Mach-E. First quarter 2023 revenue decreased 27%, primarily driven by lower wholesales, offset partially by favorable mix.

Ford Model e’s first quarter 2023 EBIT loss was $722 million, a $342 million higher loss than a year ago, with an EBIT margin of negative 102.1%. The lower EBIT was driven by higher engineering and spending-related expense, inflationary cost increases on commodities and materials, and lower wholesales.

Ford Pro Segment

	First Quarter
Key Metrics	2022	2023	H / (L)
Wholesale Units (000) (a)	285	337	53
Revenue ($M)	$10,324	$13,249	$2,925
EBIT ($M)	491	1,366	875
EBIT Margin (%)	4.8%	10.3%	5.6 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 13,000 units in Q1 2022 and 22,000 units in Q1 2023).

Change in EBIT by Causal Factor (in millions)
First Quarter 2022 EBIT	$491
Volume / Mix	497
Net Pricing	1,505
Cost	(1,025)
Exchange	(58)
Other	(44)
First Quarter 2023 EBIT	$1,366

In the first quarter of 2023, Ford Pro’s wholesales increased 18% from a year ago, driven by improvements in production-related supply constraints (including semiconductors). First quarter 2023 revenue increased 28%, driven by higher net pricing and wholesales, offset partially by weaker currencies.

Ford Pro’s first quarter 2023 EBIT was $1.4 billion, an increase of $875 million from a year ago, with an EBIT margin of 10.3%. The improvement in EBIT was driven by higher net pricing and wholesales. Partial offsets included inflationary cost increases (including commodities), new Super Duty product and launch expense, as well as higher volume-related structural costs, weaker currencies, and higher warranty costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors

In general, we measure year-over-year change in Ford Blue, Ford Model e, and Ford Pro EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-period volume and mix and exchange:

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
▪Manufacturing, Including Volume-Related – consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense. These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules
▪Engineering and Connectivity – consists primarily of costs for vehicle and software engineering personnel, prototype materials, testing, and outside engineering and software services
▪Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets and capital project expense, but also includes asset retirements and operating leases
▪Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows
▪Administrative, Information Technology, and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities, information technology, and selling functions

•Exchange – primarily measures EBIT variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

•Other – includes a variety of items, such as parts and services earnings, royalties, government incentives, and compensation-related changes

In addition, definitions and calculations used in this report include:

•Wholesales and Revenue – wholesale unit volumes include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships or others, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, and local brand units produced by our China joint venture, Jiangling Motors Corporation, Ltd. (“JMC”), that are sold to dealerships or others. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue. Excludes transactions between Ford Blue, Ford Model e, and Ford Pro segments

•Industry Volume and Market Share – based, in part, on estimated vehicle registrations; includes medium and heavy duty trucks

•SAAR – seasonally adjusted annual rate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Next Segment

The Ford Next segment (formerly Mobility) primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments.

In this segment, our first quarter 2023 EBIT loss was $44 million, a $198 million improvement from a year ago. Ford Next has evolved from primarily investing in the development of autonomous vehicle capabilities to focus exclusively on incubating and launching new businesses creating strategic value for Ford.

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

The tables below provide first quarter 2023 key metrics and the change in first quarter 2023 EBT compared with first quarter 2022 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
Key Metrics	2022	2023	H / (L)
Total Net Receivables ($B)	$117	$124	6%
Loss-to-Receivables (bps) (a)	8	35	27
Auction Values (b)	$34,410	$31,185	(9)%
EBT ($M)	928	303	$(625)
ROE (%)	22%	8%	(14) ppts

Other Balance Sheet Metrics
Debt ($B)	$116	$120	4%
Net Liquidity ($B)	28	26	(8)%
Financial Statement Leverage (to 1)	9.5	9.8	0.3
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease first quarter auction values at Q1 2023 mix.

Change in EBT by Causal Factor (in millions)
First Quarter 2022 EBT	$928
Volume / Mix	23
Financing Margin	(288)
Credit Loss	(141)
Lease Residual	(139)
Exchange	(8)
Other	(72)
First Quarter 2023 EBT	$303

Ford Credit’s total net receivables of $124 billion were $7 billion higher than a year ago, reflecting the impact of increased non-consumer financing and consumer financing, partially offset by fewer operating leases. The loss-to-receivables (“LTR”) ratio remained at a low level in the first quarter of 2023, at 35 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the first quarter of 2023 were lower compared to a year ago.

Ford Credit’s first quarter 2023 EBT of $303 million was $625 million lower than a year ago, primarily reflecting lower financing margin due to higher borrowing costs, higher credit losses, the non-recurrence of credit loss reserve releases, unfavorable lease residual performance, the non-recurrence of market valuation gains, and unfavorable market valuation adjustments to derivatives (included in Other).

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2023, Corporate Other had a $147 million loss, compared with a $201 million profit a year ago. The loss was driven by lower past service pension and OPEB income, which was partially offset by higher Company excluding Ford Credit interest income due to increases in interest rates (primarily Fed Funds).

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $308 million in the first quarter of 2023, unchanged from a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter of 2023 was a provision of $496 million, resulting in an effective tax rate of 23.0%.

Our first quarter 2023 adjusted effective tax rate, which excludes special items, was 20.8%.

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

At March 31, 2023, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $39.7 billion.

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

Company excluding Ford Credit

	December 31, 2022	March 31, 2023
Balance Sheets ($B)
Company Cash	$32.3	$28.7
Liquidity	48.0	46.2
Debt	(19.9)	(19.7)
Cash Net of Debt	12.3	9.0

Pension Funded Status ($B) (a)
Funded Plans	$4.1	$4.1
Unfunded Plans	(4.3)	(4.3)
Total Global Pension	$(0.2)	$(0.2)

Total Funded Status OPEB	$(4.5)	$(4.4)
__________
(a)Balances at March 31, 2023 reflect net funded status at December 31, 2022, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At March 31, 2023, we had Company cash of $28.7 billion and liquidity of $46.2 billion. At March 31, 2023, about 90% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for battery electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2022 Form 10-K Report)

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 20 of the Notes to the Financial Statements herein)

•Debt repayments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes the Financial Statements in our 2022 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2022 Form 10-K Report, the “Changes in Company Cash” section below, and Note 13 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes to the Financial Statements in our 2022 Form 10-K Report)

•Cash effects related to the restructuring of our business

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT, capital spending, depreciation and tooling amortization, changes in working capital, Ford Credit distributions, interest on debt, cash taxes, and all other and timing differences (including timing differences between accrual-based EBIT and associated cash flows). Non-operating items include: restructuring costs, changes in Company debt excluding Ford Credit, contributions to funded pension plans, shareholder distributions, and other items (including gains and losses on investments in equity securities, acquisitions and divestitures, equity investments, and other transactions with Ford Credit).

With respect to “Changes in working capital,” in general, the Company excluding Ford Credit carries relatively low trade receivables compared with our trade payables because the majority of our wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our trade payables are based primarily on industry-standard production supplier payment terms of about 45 days. As a result, our cash flow deteriorates if wholesale volumes (and the corresponding revenue) decrease while trade payables continue to become due. Conversely, our cash flow improves if wholesale volumes (and the corresponding revenue) increase while new trade payables are generally not due for about 45 days. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual summer and December shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Our finished product inventory at March 31, 2023 was higher than at December 31, 2022, reflecting higher in-transit and in-plant inventory.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. As of March 31, 2023, our forecasted expenditures for the maximum quantity that we are committed to purchase under these offtake agreements, subject to certain conditions, total about $4.3 billion through 2030 based on our present pricing forecast; however, our forecasted prices could fluctuate significantly from period to period, which would result in volatility in the estimate of our overall obligation. In addition, we plan to continue to enter into offtake agreements with raw material suppliers, the costs under which we expect to be significant. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in 2024.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of March 31, 2023, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $265 million. The amount settled through the SCF program during the first quarter of 2023 was $452 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2022	2023
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.4	$3.1

Capital spending	$(1.3)	$(1.8)
Depreciation and tooling amortization	1.3	1.3
Net spending	$(0.1)	$(0.5)

Receivables	$—	$0.4
Inventory	(2.7)	(2.0)
Trade Payables	1.5	0.3
Changes in working capital	$(1.2)	$(1.2)

Ford Credit distributions	1.0	—
Interest on debt and cash taxes	(0.3)	(0.6)
All other and timing differences	(1.3)	(0.1)
Company adjusted free cash flow (a)	$(0.6)	$0.7

Restructuring	$(0.1)	$—
Changes in debt	(0.3)	(0.2)
Funded pension contributions	(0.2)	(0.1)
Shareholder distributions	(0.4)	(3.2)
All other (b)	(6.2)	(0.7)
Change in cash	$(7.8)	$(3.6)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)2022 includes a $5.4B mark-to-market loss on our Rivian investment.
Note: Numbers may not sum due to rounding.

Our first quarter 2023 Net cash provided by/(used in) operating activities was positive $2.8 billion, an increase of $3.9 billion from a year ago (see page 58 for additional information), driven primarily by higher net income. Company adjusted free cash flow was $0.7 billion, $1.3 billion higher than a year ago, driven by higher adjusted EBIT excluding Ford Credit and favorable timing differences, offset partially by lower Ford Credit distributions and higher capital spending.

Capital spending was $1.8 billion in the first quarter of 2023, an increase of $0.4 billion from a year ago. We continue to expect full year 2023 capital spending to be in the range of $8 billion to $9 billion.

First quarter 2023 working capital impact was $1.2 billion negative, driven by higher inventory, offset partially by higher trade payables and lower receivables, each compared to December 31, 2022. All other and timing differences were negative $0.1 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers).

In the first quarter of 2023, we contributed $125 million to our global funded pension plans. We continue to expect to contribute between $500 million and $600 million to our global funded pension plans in 2023.

Shareholder distributions were $3.2 billion in the first quarter of 2023, all of which was attributable to our regular and supplemental dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2023 were $19.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.75 billion of our 364-day revolving credit facility, and $2.1 billion of local credit facilities. At March 31, 2023, the utilized portion of the corporate credit facility was $17 million, representing amounts utilized for letters of credit. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of March 31, 2023.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 26, 2023 to extend the maturity dates of the commitments under each facility. Following the corporate credit facility amendment, $3.4 billion of commitments mature on April 26, 2026 and $10.1 billion of commitments mature on April 26, 2028. Following the supplemental revolving credit facility amendment, $0.1 billion of commitments mature on September 29, 2024 and $1.9 billion of commitments mature on April 26, 2026. Following the 364-day revolving credit facility amendment, $1.8 billion of commitments mature on April 24, 2024.

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

Each of the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities: Ford Component Sales, LLC; Ford European Holdings Inc.; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Trading Company, LLC; and Ford Van Dyke Investment Fund, Inc.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at March 31, 2023, Company debt excluding Ford Credit was $19.7 billion. This balance is $0.2 billion lower than at December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit saw sequential improvement in liquidity, securitized funding mix, and financial statement leverage during the quarter and ended the first quarter of 2023 with $26 billion of liquidity, up $5 billion from year-end. Ford Credit continues to have robust access to the capital markets, completing $12 billion of public term issuances through May 1, 2023.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity and funding diversity
•Prudently access public markets
•Continue to leverage retail deposit funding in Europe
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it can continue to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s net receivables (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Funding Structure
Term unsecured debt	$55.1	$48.3	$49.3
Term asset-backed securities	47.1	56.4	55.0
Ford Interest Advantage / Retail Deposits	13.3	14.3	15.3
Other	1.7	2.6	2.2
Equity	12.1	11.9	12.2
Adjustments for cash	(11.9)	(11.2)	(10.2)
Total Net Receivables	$117.4	$122.3	$123.8

Securitized Funding as Percent of Total Debt	40.8%	47.4%	46.0%

Net receivables were $123.8 billion at March 31, 2023 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 46.0% at the end of the first quarter of 2023.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2021 and 2022, planned issuances for full year 2023, and its global public term funding issuances through May 1, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through May 1
Unsecured	$5	$6	$ 10 - 13	$6
Securitizations (a)	9	10	11 - 14	6
Total public	$14	$16	$ 21 - 27	$12
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2023, Ford Credit now projects full year public term funding in the range of $21 billion to $27 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Liquidity Sources (a)
Cash	$11.9	$11.2	$10.2
Committed asset-backed facilities	36.1	37.4	40.5
Other unsecured credit facilities	2.8	2.3	2.5
Total liquidity sources	$50.8	$50.9	$53.2

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.0)	$(2.9)	$(3.0)
Committed asset-backed facilities	(17.0)	(26.6)	(24.0)
Other unsecured credit facilities	(0.4)	(0.8)	(0.4)
Total utilization of liquidity	$(20.4)	$(30.3)	$(27.4)

Gross liquidity	$30.4	$20.6	$25.8
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.0)	0.4	0.2
Net liquidity available for use	$28.4	$21.0	$26.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2023, Ford Credit’s net liquidity available for use was $26 billion, $5 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $3.1 billion in committed asset-backed capacity. At March 31, 2023, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $53.2 billion, up $2.3 billion from year-end 2022.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2022 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2022 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Leverage Calculation
Debt	$115.5	$119.0	$119.6
Equity (a)	12.1	11.9	12.2
Financial statement leverage (to 1)	9.5	10.0	9.8
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At March 31, 2023, Ford Credit’s financial statement leverage was 9.8:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Total Company

Pension Plans - Funded Balances. As of March 31, 2023, our total Company pension underfunded status reported on our consolidated balance sheets was $0.2 billion and reflects the net funded status at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2022	March 31, 2023
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$11.6	$2.9
Add: Noncontrolling interest	—	(0.3)
Less: Income tax	1.5	(0.4)
Add: Cash tax	(0.6)	(0.9)
Less: Interest on debt	(1.6)	(1.3)
Less: Total pension/OPEB income/(cost)	4.8	(0.1)
Add: Pension/OPEB service costs	(1.1)	(0.9)
Net operating profit/(loss) after cash tax	$5.2	$2.6
Less: Special items (excl. pension/OPEB) pre-tax	(0.4)	(6.6)
Adjusted net operating profit/(loss) after cash tax	$5.6	$9.2

Invested Capital
Equity	$45.1	$42.2
Debt (excl. Ford Credit)	20.1	19.7
Net pension and OPEB liability	5.8	4.6
Invested capital (end of period)	$70.9	$66.5
Average invested capital	$72.7	$68.2

ROIC (a)	7.2%	3.8%
Adjusted ROIC (Non-GAAP) (b)	7.8%	13.5%
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

There have been no rating actions taken by these NRSROs since the filing of our 2022 Form 10-K Report.

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

We provided 2023 Company guidance in our earnings release furnished on Form 8-K dated May 2, 2023. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC.

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

For full-year 2023, we continue to expect adjusted EBIT of $9 billion to $11 billion and adjusted free cash flow of about $6 billion.

On a segment basis, we expect:

•Ford Blue to deliver full-year EBIT of about $7 billion. Cost improvements and higher industry volumes will likely be offset partially by pricing headwinds, as inventory stocks continue to normalize and industry incentives rise throughout the year, along with adverse exchange.
•Ford Model e to report an EBIT loss of around $3 billion, largely reflecting disciplined investments in new products and capacity.
•Ford Pro’s EBIT to nearly double from full-year 2022 to around $6 billion. The gain is driven by improved pricing and volume, including the benefits from the launch of our all-new Super Duty.
•Ford Credit EBT to be about $1.3 billion.

Our outlook for 2023 assumes the headwinds and tailwinds below.

Headwinds:
•Global economic uncertainty
•Higher industrywide customer incentives as vehicle supply and demand rebalances
•Lower past service pension income and exchange
•Growth-related investments (e.g., customer experience, connected services, and capital expenditures)

Tailwinds:
•Improvement in the supply chain and higher industry volume with a seasonally adjusted annual rate (“SAAR”) of about 15 million in the United States and about 13 million in Europe
•Launch of our all-new Super Duty
•Lower cost of goods sold, including materials and commodities

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2022 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Pre-Tax Special Item	Significance Guideline
∘ Pension and OPEB remeasurement gains and losses	∘ No minimum

∘ Gains and losses on investments in equity securities	∘ No minimum

∘ Personnel expenses, supplier- and dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix	∘ Generally $100 million or more

∘ Other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities	∘ $500 million or more for individual field service actions; generally $100 million or more for other items

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•Company Adjusted Free Cash Flow (Most Comparable GAAP Measure: Net Cash Provided By/(Used In) Operating Activities) – Measure of Company’s operating cash flow excluding Ford Credit’s operating cash flows. The measure contains elements management considers operating activities, including Company excluding Ford Credit capital spending, Ford Credit distributions to its parent, and settlement of derivatives. The measure excludes cash outflows for funded pension contributions, restructuring actions, and other items that are considered operating cash flows under U.S. GAAP. This measure is useful to management and investors because it is consistent with management’s assessment of the Company’s operating cash flow performance. When we provide guidance for Company adjusted free cash flow, we do not provide guidance for net cash provided by/(used in) operating activities because the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, including cash flows related to the Company's exposures to foreign currency exchange rates and certain commodity prices (separate from any related hedges), Ford Credit's operating cash flows, and cash flows related to special items, including separation payments, each of which individually or in the aggregate could have a significant impact to our net cash provided by/(used in) our operating activities.

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

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2022	2023
Net income/(loss) attributable to Ford (GAAP)	$(3,110)	$1,757
Income/(Loss) attributable to noncontrolling interests	(9)	(94)
Net income/(loss)	$(3,119)	$1,663
Less: (Provision for)/Benefit from income taxes	729	(496)
Income/(Loss) before income taxes	$(3,848)	$2,159
Less: Special items pre-tax	(5,866)	(912)
Income/(Loss) before special items pre-tax	$2,018	$3,071
Less: Interest on debt	(308)	(308)
Adjusted EBIT (Non-GAAP)	$2,326	$3,379

Memo:
Revenue ($B)	$34.5	$41.5
Net income/(loss) margin (GAAP) (%)	(9.0)%	4.2%
Adjusted EBIT margin (Non-GAAP) (%)	6.7%	8.1%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	First Quarter
	2022	2023
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$(3,110)	$1,757
Less: Impact of pre-tax and tax special items	(4,674)	(768)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,564	$2,525

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,008	3,990
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	56	39
Diluted shares	4,064	4,029

Earnings/(Loss) per share – diluted (GAAP) (a)	$(0.78)	$0.44
Less: Net impact of adjustments	(1.16)	(0.19)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.38	$0.63
_________
(a)The first quarter of 2022 calculation excludes 56 million shares of net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2022	2023	Memo: FY 2022
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(3,848)	$2,159	$(3,016)
Less: Impact of special items	(5,866)	(912)	(12,172)
Adjusted earnings before taxes (Non-GAAP)	$2,018	$3,071	$9,156

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$729	$(496)	$864
Less: Impact of special items (a)	1,192	144	2,573
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(463)	$(640)	$(1,709)

Tax Rate (%)
Effective tax rate (GAAP)	18.9%	23.0%	28.6%
Adjusted effective tax rate (Non-GAAP)	22.9%	20.8%	18.7%
_________
(a)The first quarter of 2022 reflects the tax consequences of unrealized losses on marketable securities. Full Year 2022 reflects the tax consequences of unrealized losses on marketable securities and fourth quarter favorable changes in our valuation allowances.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2022	2023
Net cash provided by/(used in) operating activities (GAAP)	$(1,084)	$2,800

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$(419)	$626
Funded pension contributions	(174)	(125)
Restructuring (including separations) (a)	(176)	(81)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	(5)
Other, net	(20)	(140)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,349)	$(1,760)
Ford Credit distributions	1,000	—
Settlement of derivatives	64	(72)
Company adjusted free cash flow (Non-GAAP)	$(580)	$693
_________
(a)Restructuring excludes cash flows reported in investing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
SUPPLEMENTAL INFORMATION

The tables below provide supplemental consolidating financial information, other financial information, and U.S. sales by type. Company excluding Ford Credit includes our Ford Blue, Ford Model e, Ford Pro, and Ford Next reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2023
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$1,423	$240	$—	$1,663
Depreciation and tooling amortization	1,327	570	—	1,897
Other amortization	(8)	(264)	—	(272)
Provision for/(Benefit from) credit and insurance losses	1	82	—	83
Pension and OPEB expense/(income)	303	—	—	303
Equity method investment dividends received in excess of (earnings)/losses and impairments	—	(7)	—	(7)
Foreign currency adjustments	(57)	(37)	—	(94)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	66	(15)	—	51
Net (gain)/loss on changes in investments in affiliates	(4)	—	—	(4)
Stock compensation	97	3	—	100
Provision for/(Benefit from) deferred income taxes	20	(3)	—	17
Decrease/(Increase) in finance receivables (wholesale and other)	—	(656)	—	(656)
Decrease/(Increase) in intersegment receivables/payables	(101)	101	—	—
Decrease/(Increase) in accounts receivable and other assets	(711)	(21)	—	(732)
Decrease/(Increase) in inventory	(1,967)	—	—	(1,967)
Increase/(Decrease) in accounts payable and accrued and other liabilities	2,382	(59)	—	2,323
Other	134	(39)	—	95
Interest supplements and residual value support to Ford Credit	(731)	731	—	—
Net cash provided by/(used in) operating activities	$2,174	$626	$—	$2,800

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(1,764)	$(16)	$—	$(1,780)
Acquisitions of finance receivables and operating leases	—	(12,543)	—	(12,543)
Collections of finance receivables and operating leases	—	11,170	—	11,170
Purchases of marketable and other investments	(1,572)	(973)	—	(2,545)
Sales and maturities of marketable securities and other investments	3,496	917	—	4,413
Settlements of derivatives	(72)	31	—	(41)
Capital contributions to equity method investments	(699)	—	—	(699)
Other	48	—	—	48
Investing activity (to)/from other segments	—	—	—	—
Net cash provided by/(used in) investing activities	$(563)	$(1,414)	$—	$(1,977)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(3,193)	$—	$—	$(3,193)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(245)	(1,966)	—	(2,211)
Proceeds from issuance of long-term debt	—	13,912	—	13,912
Payments of long-term debt	(14)	(12,228)	—	(12,242)
Other	(88)	(52)	—	(140)
Financing activity to/(from) other segments	—	—	—	—
Net cash provided by/(used in) financing activities	$(3,540)	$(334)	$—	$(3,874)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$20	$50	$—	$70

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2023
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$39,085	$2,389	$41,474
Total costs and expenses	37,175	2,186	39,361
Operating income/(loss)	1,910	203	2,113
Interest expense on Company debt excluding Ford Credit	308	—	308
Other income/(loss), net	131	93	224
Equity in net income/(loss) of affiliated companies	123	7	130
Income/(Loss) before income taxes	1,856	303	2,159
Provision for/(Benefit from) income taxes	433	63	496
Net income/(loss)	1,423	240	1,663
Less: Income/(Loss) attributable to noncontrolling interests	(94)	—	(94)
Net income/(loss) attributable to Ford Motor Company	$1,517	$240	$1,757

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2023
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$12,829	$9,315	$—	$22,144
Marketable securities	15,794	1,575	—	17,369
Ford Credit finance receivables, net	—	40,350	—	40,350
Trade and other receivables, net	4,342	10,578	—	14,920
Inventories	16,212	—	—	16,212
Other assets	3,119	1,009	—	4,128
Receivable from other segments	685	1,423	(2,108)	—
Total current assets	52,981	64,250	(2,108)	115,123

Ford Credit finance receivables, net	—	51,084	—	51,084
Net investment in operating leases	951	21,057	—	22,008
Net property	37,729	241	—	37,970
Equity in net assets of affiliated companies	3,327	121	—	3,448
Deferred income taxes	15,421	151	—	15,572
Other assets	10,289	1,306	—	11,595
Receivable from other segments	—	15	(15)	—
Total assets	$120,698	$138,225	$(2,123)	$256,800

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$24,992	$1,036	$—	$26,028
Other liabilities and deferred revenue	19,370	2,457	—	21,827
Debt payable within one year	522	47,528	—	48,050
Payable to other segments	2,049	59	(2,108)	—
Total current liabilities	46,933	51,080	(2,108)	95,905

Other liabilities and deferred revenue	23,914	1,994	—	25,908
Long-term debt	19,190	72,052	—	91,242
Deferred income taxes	639	909	—	1,548
Payable to other segments	15	—	(15)	—
Total liabilities	$90,691	$126,035	$(2,123)	$214,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At March 31, 2023, total equity attributable to Ford was $42.4 billion, a decrease of $0.8 billion compared with December 31, 2022. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$1.8
Shareholder distributions	(3.2)
Other comprehensive income/(loss), net	0.6
Total	$(0.8)

U.S. Sales by Type. The following table shows first quarter 2023 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	10,866	8,473
Hybrid Vehicles	27,064	30,733
Internal Combustion Vehicles	437,976	455,512
Total Vehicles	475,906	494,718

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2023, was an asset of $253 million, compared with an asset of $236 million as of December 31, 2022. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.7 billion at March 31, 2023, compared with $1.9 billion at December 31, 2022.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2023, was a liability of $32 million, compared with a liability of $49 million at December 31, 2022. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $193 million at March 31, 2023, compared with $178 million at December 31, 2022.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2023, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $73 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. On January 1, 2023, Ford implemented a new operating model and reporting structure. As a result of this change, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, and Ford Pro (combined, replacing the previous Automotive segment), Ford Next (previously the Mobility segment), and Ford Credit. Our processes, procedures, and controls have been refined as appropriate, consistent with the new segment reporting structure.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

ENVIRONMENTAL MATTERS

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

As previously reported on page 30 of our 2022 Form 10-K Report, on June 16, 2022, the New Jersey Department of Environmental Protection (“NJDEP”) filed a complaint in the Superior Court of New Jersey (Bergen County) seeking natural resource damages and other claims related to the Ringwood Mines/Landfill Site located in Ringwood, New Jersey. On February 21, 2023, the court denied our motion to dismiss. We continue to defend against the NJDEP’s allegations.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 31 of our 2022 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Performance Bonus Plan Metrics for 2023.	Filed with this Report.
Exhibit 10.2	Performance Stock Unit Award Metrics for 2023.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	May 2, 2023