Form 10-Q
period 2023-06-30
FORD MOTOR CO
filed 2023-07-28
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, Ford had outstanding 3,931,373,526 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 66

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2022	2023
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(2,481)	$3,679
Depreciation and tooling amortization	3,774	3,775
Other amortization	(608)	(554)
Provision for/(Benefit from) credit and insurance losses	(107)	212
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 13)	(400)	612
Equity method investment dividends received in excess of (earnings)/losses and impairments	171	142
Foreign currency adjustments	60	(97)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	7,974	163
Net (gain)/loss on changes in investments in affiliates (Note 4)	146	(17)
Stock compensation	170	238
Provision for/(Benefit from) deferred income taxes	(1,160)	3
Decrease/(Increase) in finance receivables (wholesale and other)	(4,611)	(1,473)
Decrease/(Increase) in accounts receivable and other assets	(1,856)	(1,793)
Decrease/(Increase) in inventory	(2,507)	(3,354)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,180	6,134
Other	118	165
Net cash provided by/(used in) operating activities	1,863	7,835

Cash flows from investing activities
Capital spending	(3,069)	(3,729)
Acquisitions of finance receivables and operating leases	(20,749)	(26,231)
Collections of finance receivables and operating leases	24,139	22,517
Purchases of marketable securities and other investments	(8,065)	(4,860)
Sales and maturities of marketable securities and other investments	11,257	7,584
Settlements of derivatives	156	(32)
Capital contributions to equity method investments	(36)	(1,047)
Other	509	(359)
Net cash provided by/(used in) investing activities	4,142	(6,157)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(807)	(3,794)
Purchases of common stock	—	—
Net changes in short-term debt	595	(658)
Proceeds from issuance of long-term debt	18,868	26,401
Payments of long-term debt	(24,697)	(22,213)
Other	(199)	(197)
Net cash provided by/(used in) financing activities	(6,240)	(461)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(368)	66

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(603)	$1,283

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$20,737	$25,340
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(603)	1,283
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$20,134	$26,623

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2022	2023	2022	2023
	Second Quarter		First Half
	(unaudited)
Revenues
Company excluding Ford Credit	$37,934	$42,427	$70,129	$81,512
Ford Credit	2,256	2,527	4,537	4,916
Total revenues (Note 3)	40,190	44,954	74,666	86,428

Costs and expenses
Cost of sales	33,191	37,471	62,227	72,140
Selling, administrative, and other expenses	2,759	2,750	5,499	5,256
Ford Credit interest, operating, and other expenses	1,372	2,272	2,729	4,458
Total costs and expenses	37,322	42,493	70,455	81,854
Operating income/(loss)	2,868	2,461	4,211	4,574
Interest expense on Company debt excluding Ford Credit	312	304	620	612
Other income/(loss), net (Note 4)	(1,823)	255	(6,673)	479
Equity in net income/(loss) of affiliated companies	58	(124)	25	6
Income/(Loss) before income taxes	791	2,288	(3,057)	4,447
Provision for/(Benefit from) income taxes	153	272	(576)	768
Net income/(loss)	638	2,016	(2,481)	3,679
Less: Income/(Loss) attributable to noncontrolling interests	(29)	99	(38)	5
Net income/(loss) attributable to Ford Motor Company	$667	$1,917	$(2,443)	$3,674

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.17	$0.48	$(0.61)	$0.92
Diluted income/(loss)	0.16	0.47	(0.61)	0.91

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,021	4,003	4,014	3,996
Diluted shares	4,052	4,041	4,014	4,035

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2022	2023	2022	2023
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$638	$2,016	$(2,481)	$3,679
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(1,018)	278	(872)	771
Marketable securities	(83)	(44)	(336)	66
Derivative instruments	(94)	(369)	50	(424)
Pension and other postretirement benefits	12	3	20	6
Total other comprehensive income/(loss), net of tax	(1,183)	(132)	(1,138)	419
Comprehensive income/(loss)	(545)	1,884	(3,619)	4,098
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(33)	103	(42)	9
Comprehensive income/(loss) attributable to Ford Motor Company	$(512)	$1,781	$(3,577)	$4,089

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	June 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,134	$26,406
Marketable securities (Note 7)	18,936	16,415
Ford Credit finance receivables, net of allowance for credit losses of $255 and $260 (Note 8)	38,720	42,557
Trade and other receivables, less allowances of $105 and $101	15,729	14,482
Inventories (Note 9)	14,080	17,703
Other assets	3,877	4,149
Total current assets	116,476	121,712
Ford Credit finance receivables, net of allowance for credit losses of $590 and $613 (Note 8)	49,903	52,567
Net investment in operating leases	22,772	21,662
Net property	37,265	38,503
Equity in net assets of affiliated companies	2,798	3,578
Deferred income taxes	15,552	15,860
Other assets	11,118	12,109
Total assets	$255,884	$265,991

LIABILITIES
Payables	$25,605	$27,749
Other liabilities and deferred revenue (Note 12 and Note 20)	21,097	23,925
Debt payable within one year (Note 14)
Company excluding Ford Credit	730	410
Ford Credit	49,434	48,931
Total current liabilities	96,866	101,015
Other liabilities and deferred revenue (Note 12 and Note 20)	25,497	25,754
Long-term debt (Note 14)
Company excluding Ford Credit	19,200	19,169
Ford Credit	69,605	74,726
Deferred income taxes	1,549	1,721
Total liabilities	212,717	222,385

EQUITY
Common Stock, par value $0.01 per share (4,084 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,832	23,029
Retained earnings	31,754	31,577
Accumulated other comprehensive income/(loss) (Note 18)	(9,339)	(8,924)
Treasury stock	(2,047)	(2,047)
Total equity attributable to Ford Motor Company	43,242	43,677
Equity attributable to noncontrolling interests	(75)	(71)
Total equity	43,167	43,606
Total liabilities and equity	$255,884	$265,991

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2022	June 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,421
Ford Credit finance receivables, net	49,142	52,504
Net investment in operating leases	12,545	8,929
Other assets	264	279
LIABILITIES
Other liabilities and deferred revenue	$2	$—
Debt	45,451	47,891

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084
Net income/(loss)	—	—	667	—	—	667	(29)	638
Other comprehensive income/(loss), net	—	—	—	(1,179)	—	(1,179)	(4)	(1,183)
Common Stock issued (a)	—	103	—	—	—	103	—	103
Treasury stock/other	—	—	—	—	—	—	2	2
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(407)	—	—	(407)	—	(407)
Balance at June 30, 2022	$42	$22,653	$32,511	$(9,473)	$(1,564)	$44,169	$68	$44,237

Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197
Net income/(loss)	—	—	1,917	—	—	1,917	99	2,016
Other comprehensive income/(loss), net	—	—	—	(136)	—	(136)	4	(132)
Common Stock issued (a)	—	140	—	—	—	140	—	140
Treasury stock/other	—	—	—	—	—	—	(5)	(5)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2023	$42	$23,029	$31,577	$(8,924)	$(2,047)	$43,677	$(71)	$43,606
__________
(a)Includes impact of share-based compensation.
(b)Dividends and dividend equivalents declared for Common and Class B Stock. In the first quarter of 2023, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.65 per share.

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K Report”).

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

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. The outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions, reported in Payables, was $253 million and $269 million at December 31, 2022 and June 30, 2023, respectively. The amount settled through the SCF program during the second quarter and first half of 2023 was $485 million and $937 million, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

    The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$36,831	$—	$36,831
Used vehicles	373	—	373
Services and other revenue (a)	677	52	729
Revenues from sales and services	37,881	52	37,933

Leasing income	53	1,166	1,219
Financing income	—	1,026	1,026
Insurance income	—	12	12
Total revenues	$37,934	$2,256	$40,190

	Second Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$41,241	$—	$41,241
Used vehicles	457	—	457
Services and other revenue (a)	683	49	732
Revenues from sales and services	42,381	49	42,430

Leasing income	46	1,029	1,075
Financing income	—	1,426	1,426
Insurance income	—	23	23
Total revenues	$42,427	$2,527	$44,954

	First Half 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$67,822	$—	$67,822
Used vehicles	802	—	802
Services and other revenue (a)	1,399	71	1,470
Revenues from sales and services	70,023	71	70,094

Leasing income	106	2,377	2,483
Financing income	—	2,066	2,066
Insurance income	—	23	23
Total revenues	$70,129	$4,537	$74,666

	First Half 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$79,168	$—	$79,168
Used vehicles	926	—	926
Services and other revenue (a)	1,328	66	1,394
Revenues from sales and services	81,422	66	81,488

Leasing income	90	2,078	2,168
Financing income	—	2,727	2,727
Insurance income	—	45	45
Total revenues	$81,512	$4,916	$86,428
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded an increase of $152 million in the second quarter of 2022 and a decrease of $3 million in the second quarter of 2023 related to revenue recognized in prior periods.

We had a balance of $4.4 billion and $4.6 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2022 and June 30, 2023, respectively. We expect to recognize approximately $800 million of the unearned amount in the remainder of 2023, $1.3 billion in 2024, and $2.5 billion thereafter. We recognized $352 million and $374 million of unearned amounts from prior years as revenue during the second quarter of 2022 and 2023, respectively, and $717 million and $754 million in the first half of 2022 and 2023, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $315 million and $320 million in deferred costs as of December 31, 2022 and June 30, 2023, respectively. We recognized $22 million and $25 million of amortization during the second quarter of 2022 and 2023, respectively, and $44 million and $51 million in the first half of 2022 and 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Net periodic pension and OPEB income/(cost), excluding service cost (Note 13)	$430	$(167)	$889	$(332)
Investment-related interest income	89	372	150	720
Interest income/(expense) on income taxes	2	(2)	7	(6)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	(2,520)	(112)	(7,974)	(163)
Gains/(Losses) on changes in investments in affiliates	(21)	13	(146)	17
Royalty income	111	127	255	230
Other	86	24	146	13
Total	$(1,823)	$255	$(6,673)	$479
__________
(a)    Includes a $2.4 billion loss and a $6 million loss on our Rivian investment in the second quarter of 2022 and 2023, respectively, and a $7.9 billion loss and a $31 million loss in the first half of 2022 and 2023, respectively.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Net income/(loss) attributable to Ford Motor Company	$667	$1,917	$(2,443)	$3,674

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,021	4,003	4,014	3,996
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	31	38	—	39
Diluted shares	4,052	4,041	4,014	4,035
__________
(a)    In the first half of 2022, there were 43 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,295	$1,045	$4,340
U.S. government agencies	2	2,245	150	2,395
Non-U.S. government and agencies	2	1,048	199	1,247
Other cash equivalents	2	10	—	10
Corporate debt	2	593	792	1,385
Total marketable securities classified as cash equivalents		7,191	2,186	9,377
Cash, time deposits, and money market funds		7,550	8,207	15,757
Total cash and cash equivalents		$14,741	$10,393	$25,134

Marketable securities
U.S. government	1	$4,947	$187	$5,134
U.S. government agencies	2	2,641	221	2,862
Non-U.S. government and agencies	2	2,625	658	3,283
Corporate debt	2	6,755	266	7,021
Equities (a)	1	223	—	223
Other marketable securities	2	252	161	413
Total marketable securities		$17,443	$1,493	$18,936

Restricted cash		$79	$127	$206

		June 30, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$4,038	$1,252	$5,290
U.S. government agencies	2	3,055	650	3,705
Non-U.S. government and agencies	2	902	441	1,343
Corporate debt	2	539	756	1,295
Total marketable securities classified as cash equivalents		8,534	3,099	11,633
Cash, time deposits, and money market funds		6,411	8,362	14,773
Total cash and cash equivalents		$14,945	$11,461	$26,406

Marketable securities
U.S. government	1	$4,612	$281	$4,893
U.S. government agencies	2	2,361	319	2,680
Non-U.S. government and agencies	2	2,307	577	2,884
Corporate debt	2	5,245	271	5,516
Equities (a)	1	29	—	29
Other marketable securities	2	255	158	413
Total marketable securities		$14,809	$1,606	$16,415

Restricted cash		$86	$131	$217
__________
(a)Includes $194 million of Rivian common shares valued at $18.43 per share as of December 31, 2022. In the second quarter of 2023, we sold the remaining 9.5 million of our Rivian common shares for about $141 million in total proceeds. Net unrealized gains/losses recognized during full year 2022 and the first half of 2023 on all equity securities held at December 31, 2022 and June 30, 2023 were a $968 million loss and de minimis, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,797	$1	$(145)	$4,653	$1,008	$3,645	$—
U.S. government agencies	2,508	—	(119)	2,389	1,244	1,109	36
Non-U.S. government and agencies	2,248	—	(132)	2,116	294	1,810	12
Corporate debt	7,511	6	(197)	7,320	3,117	4,195	8
Other marketable securities	246	—	(9)	237	—	181	56
Total	$17,310	$7	$(602)	$16,715	$5,663	$10,940	$112

	June 30, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,483	$—	$(133)	$4,350	$1,346	$2,995	$9
U.S. government agencies	2,210	—	(96)	2,114	936	1,158	20
Non-U.S. government and agencies	2,265	—	(116)	2,149	409	1,728	12
Corporate debt	5,907	3	(157)	5,753	1,445	4,295	13
Other marketable securities	233	—	(8)	225	—	172	53
Total	$15,098	$3	$(510)	$14,591	$4,136	$10,348	$107

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Company excluding Ford Credit
Sales proceeds	$1,118	$715	$5,122	$1,878
Gross realized gains	1	—	7	1
Gross realized losses	9	9	15	21

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,860	$(52)	$1,570	$(93)	$4,430	$(145)
U.S. government agencies	707	(14)	1,658	(105)	2,365	(119)
Non-U.S. government and agencies	751	(23)	1,271	(109)	2,022	(132)
Corporate debt	4,571	(79)	1,737	(118)	6,308	(197)
Other marketable securities	123	(4)	108	(5)	231	(9)
Total	$9,012	$(172)	$6,344	$(430)	$15,356	$(602)

	June 30, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,744	$(41)	$1,606	$(92)	$4,350	$(133)
U.S. government agencies	604	(6)	1,449	(90)	2,053	(96)
Non-U.S. government and agencies	441	(7)	1,644	(109)	2,085	(116)
Corporate debt	3,289	(40)	2,103	(117)	5,392	(157)
Other marketable securities	77	(2)	144	(6)	221	(8)
Total	$7,155	$(96)	$6,946	$(414)	$14,101	$(510)

We determine credit losses on AFS debt securities using the specific identification method. During the second quarter of 2023, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$25,134	$26,406
Restricted cash (a)	206	217
Total cash, cash equivalents, and restricted cash	$25,340	$26,623
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2022	June 30, 2023
Consumer
Retail installment contracts, gross	$66,954	$69,920
Finance leases, gross	6,765	7,256
Retail financing, gross	73,719	77,176
Unearned interest supplements	(2,305)	(2,721)
Consumer finance receivables	71,414	74,455
Non-Consumer
Dealer financing	18,054	21,542
Non-Consumer finance receivables	18,054	21,542
Total recorded investment	$89,468	$95,997

Recorded investment in finance receivables	$89,468	$95,997
Allowance for credit losses	(845)	(873)
Total finance receivables, net	$88,623	$95,124

Current portion	$38,720	$42,557
Non-current portion	49,903	52,567
Total finance receivables, net	$88,623	$95,124

Net finance receivables subject to fair value (a)	$82,200	$88,256
Fair value (b)	79,521	85,923
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2022 and 2023 was $73 million and $91 million, respectively, and for the first half of 2022 and 2023 was $150 million and $174 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2022 and June 30, 2023, accrued interest was $187 million and $218 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2022 and June 30, 2023, were consumer receivables of $43.9 billion and $43.6 billion, respectively, and non-consumer receivables of $18.2 billion and $18.3 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61 - 120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,563	6,137	13,844	18,357	28,794	70,578	98.8
Total	$942	$2,639	$6,253	$14,071	$18,554	$28,955	$71,414	100.0%

The credit quality analysis of consumer receivables at June 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$61	$62	$141	$127	$156	$45	$592	0.8%
61 - 120 days past due	11	13	32	34	44	13	147	0.2
Greater than 120 days past due	10	4	8	9	9	1	41	—
Total past due	82	79	181	170	209	59	780	1.0
Current	1,860	4,085	10,430	14,654	24,580	18,066	73,675	99.0
Total	$1,942	$4,164	$10,611	$14,824	$24,789	$18,125	$74,455	100.0%

Gross charge-offs	$27	$20	$37	$40	$48	$2	$174

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$402	$148	$35	$67	$185	$224	$1,061	$13,888	$14,949	82.8%
Group II	2	21	—	5	2	42	72	2,751	2,823	15.6
Group III	—	—	—	—	—	10	10	233	243	1.4
Group IV	—	—	1	—	—	3	4	35	39	0.2
Total (a)	$404	$169	$36	$72	$187	$279	$1,147	$16,907	$18,054	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2022 were $9 million.

The credit quality analysis of dealer financing receivables at June 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$520	$32	$67	$165	$83	$247	$1,114	$17,488	$18,602	86.4%
Group II	2	—	1	2	3	57	65	2,504	2,569	11.9
Group III	—	—	1	—	1	6	8	301	309	1.4
Group IV	—	1	—	—	—	3	4	58	62	0.3
Total (a)	$522	$33	$69	$167	$87	$313	$1,191	$20,351	$21,542	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at June 30, 2023 were $4 million.

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

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2023, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2022			First Half 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$826	$19	$845	$903	$22	$925
Charge-offs	(61)	(1)	(62)	(123)	(1)	(124)
Recoveries	44	1	45	87	2	89
Provision for/(Benefit from) credit losses	(48)	(8)	(56)	(107)	(13)	(120)
Other (a)	(7)	(2)	(9)	(6)	(1)	(7)
Ending balance	$754	$9	$763	$754	$9	$763

	Second Quarter 2023			First Half 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$863	$7	$870	$838	$7	$845
Charge-offs	(78)	—	(78)	(174)	—	(174)
Recoveries	38	—	38	76	1	77
Provision for/(Benefit from) credit losses	40	—	40	118	(1)	117
Other (a)	3	—	3	8	—	8
Ending balance	$866	$7	$873	$866	$7	$873
__________
(a)    Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2023, the allowance for credit losses increased $3 million and $28 million, respectively, driven by an increase in Ford Credit finance receivables. Net charge-offs increased from a year ago reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2022	June 30, 2023
Raw materials, work-in-process, and supplies	$5,997	$6,325
Finished products	8,083	11,378
Total inventories	$14,080	$17,703

Our finished product inventory at June 30, 2023 was higher than at December 31, 2022, reflecting higher in-transit and in-plant inventory.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $384 million and $261 million at December 31, 2022 and June 30, 2023, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at June 30, 2023 was $12 million.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $603 million and $608 million at December 31, 2022 and June 30, 2023, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	June 30, 2023
Current
Dealer and dealers’ customer allowances and claims	$9,219	$11,121
Deferred revenue	2,404	2,679
Employee benefit plans	2,020	1,828
Accrued interest	935	1,050
Operating lease liabilities	404	413
OPEB (a)	329	330
Pension (a)	196	198
Other (b)	5,590	6,306
Total current other liabilities and deferred revenue	$21,097	$23,925
Non-current
Dealer and dealers’ customer allowances and claims	$6,095	$6,168
Pension (a)	5,673	5,931
OPEB (a)	4,130	4,077
Deferred revenue	4,883	4,877
Operating lease liabilities	1,101	1,201
Employee benefit plans	834	783
Other (b)	2,781	2,717
Total non-current other liabilities and deferred revenue	$25,497	$25,754
__________
(a)Balances at June 30, 2023 reflect pension and OPEB liabilities at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022. Included in Other assets are pension assets of $5.7 billion and $6.0 billion at December 31, 2022 and June 30, 2023, respectively.
(b)Includes current derivative liabilities of $1.3 billion and $1.5 billion at December 31, 2022 and June 30, 2023, respectively. Includes non-current derivative liabilities of $1.7 billion and $1.5 billion at December 31, 2022 and June 30, 2023, respectively (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Service cost	$125	$75	$107	$61	$11	$6
Interest cost	264	405	133	242	37	57
Expected return on assets	(643)	(480)	(259)	(223)	—	—
Amortization of prior service costs/(credits)	1	—	5	5	—	1
Net remeasurement (gain)/loss	—	81	16	8	—	—
Separation programs/other	7	10	10	57	(1)	—
Settlements and curtailments	—	3	—	1	—	—
Net periodic benefit cost/(income)	$(246)	$94	$12	$151	$47	$64

	First Half
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Service cost	$250	$147	$218	$122	$21	$11
Interest cost	527	813	267	479	74	115
Expected return on assets	(1,285)	(966)	(527)	(442)	—	—
Amortization of prior service costs/(credits)	1	—	12	10	(1)	2
Net remeasurement (gain)/loss	—	194	16	8	—	—
Separation programs/other	11	12	17	61	(1)	—
Settlements and curtailments	—	45	—	1	—	—
Net periodic benefit cost/(income)	$(496)	$245	$3	$239	$93	$128

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the second quarter and first half of 2023, we paid lump sums for two of our pension plans, which resulted in a remeasurement of $89 million and $202 million, respectively, and settlement expenses of $4 million and $46 million, respectively.

Pension Plan Contributions

During 2023, we continue to expect to contribute between $500 million and $600 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first half of 2023, we contributed $234 million to our global funded pension plans and made $199 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2022	June 30, 2023
Company excluding Ford Credit
Debt payable within one year
Short-term	$359	$256
Long-term payable within one year
Other debt (including finance leases)	372	154
Unamortized (discount)/premium	(1)	—
Total debt payable within one year	730	410
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,654	1,739
Other debt (including finance leases)	682	547
Unamortized (discount)/premium	(180)	(170)
Unamortized issuance costs	(191)	(182)
Total long-term debt payable after one year	19,200	19,169
Total Company excluding Ford Credit	$19,930	$19,579
Fair value of Company debt excluding Ford Credit (b)	$18,557	$19,224
Ford Credit
Debt payable within one year
Short-term	$19,624	$19,405
Long-term payable within one year
Unsecured debt	7,980	9,447
Asset-backed debt	21,839	20,077
Unamortized (discount)/premium	—	—
Unamortized issuance costs	(13)	(15)
Fair value adjustments (c)	4	17
Total debt payable within one year	49,434	48,931
Long-term debt payable after one year
Unsecured debt	39,620	44,377
Asset-backed debt	31,840	32,280
Unamortized (discount)/premium	23	15
Unamortized issuance costs	(184)	(231)
Fair value adjustments (c)	(1,694)	(1,715)
Total long-term debt payable after one year	69,605	74,726
Total Ford Credit	$119,039	$123,657
Fair value of Ford Credit debt (b)	$117,214	$122,954
__________
(a)As of June 30, 2023, each $1,000 principal amount of the notes will be convertible into 63.8801 shares of our Common Stock, which is equivalent to a conversion price of approximately $15.65 per share. We recognized issuance cost amortization of $2 million and $3 million during the second quarter and first half of 2022, respectively, and $2 million and $3 million during the second quarter and first half of 2023, respectively.
(b)At December 31, 2022 and June 30, 2023, the fair value of debt includes $359 million and $256 million of Company excluding Ford Credit short-term debt, respectively, and $16.9 billion and $16.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(339) million at December 31, 2022 and June 30, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $38.0 billion at December 31, 2022 and June 30, 2023, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2022	2023	2022	2023
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(90)	$64	$(180)	$90
Commodity contracts (b)	84	(15)	142	(24)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	25	(130)	101	(270)
Fair value changes on hedging instruments	(336)	(316)	(1,322)	(66)
Fair value changes on hedged debt	385	292	1,376	13
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(6)	(19)	(9)	(33)
Fair value changes on hedging instruments	(61)	(24)	(98)	(2)
Fair value changes on hedged debt	65	22	106	3
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	127	25	81	22
Cross-currency interest rate swap contracts	(443)	(60)	(670)	25
Interest rate contracts	89	109	212	97
Commodity contracts	(140)	(45)	(31)	(56)
Total	$(301)	$(97)	$(292)	$(201)
__________
(a)For the second quarter and first half of 2022, a $234 million gain and a $106 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2023, a $328 million loss and a $391 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the second quarter and first half of 2022, a $360 million loss and a $76 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2023, a $108 million loss and a $100 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2022, a $100 million gain and a $56 million gain, respectively, were reported in Cost of sales, and a $27 million gain and a $25 million gain, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2023, a $32 million gain and a $51 million gain, respectively, were reported in Cost of sales, and a $7 million loss and a $29 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			June 30, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,536	$376	$52	$17,886	$111	$284
Commodity contracts	990	16	56	1,033	—	118
Fair value hedges
Interest rate contracts	16,883	—	1,653	16,454	—	1,266
Cross-currency interest rate swap contracts	885	—	161	2,078	5	145
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,851	162	285	20,780	170	143
Cross-currency interest rate swap contracts	6,635	15	653	6,416	54	476
Interest rate contracts	63,210	931	483	64,142	938	908
Commodity contracts	841	26	35	1,003	6	70
Total derivative financial instruments, gross (a) (b)	$121,831	$1,526	$3,378	$129,792	$1,284	$3,410

Current portion		$1,101	$1,656		$925	$1,914
Non-current portion		425	1,722		359	1,496
Total derivative financial instruments, gross		$1,526	$3,378		$1,284	$3,410
__________
(a)At December 31, 2022 and June 30, 2023, we held collateral of $210 million and $174 million, respectively, and we posted collateral of $201 million and $278 million, respectively.
(b)At December 31, 2022 and June 30, 2023, the fair value of assets and liabilities available for counterparty netting was $451 million and $512 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions that have been initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller. A sale of the Taubaté plant was completed in the second quarter of 2023
•India. Ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023 (see Note 17)
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs in the first half of 2023

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers as announced in the first half of 2023.

The following table summarizes the activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Beginning balance	$829	$1,126	$950	$588
Changes in accruals (a)	50	290	116	919
Payments	(146)	(112)	(351)	(195)
Foreign currency translation	(42)	(27)	(24)	(35)
Ending balance	$691	$1,277	$691	$1,277
__________
(a)Excludes pension costs of $9 million and $55 million in the second quarter of 2022 and 2023, respectively, and $16 million and $59 million in the first half of 2022 and 2023, respectively.

We recorded $43 million and $2 million in the second quarter of 2022 and 2023, respectively, and $66 million and $50 million in the first half of 2022 and 2023, respectively, for accelerated depreciation and other non-cash items. In addition, we recognized a $6 million and $38 million pre-tax net gain on sale of assets in the second quarter and first half of 2022, respectively, and a $19 million pre-tax net gain in both the second quarter and first half of 2023.

We recorded costs of $160 million and $1 billion in the first half of 2022 and 2023, respectively, related to the actions above. We estimate that we will incur total charges in 2023 that range between $1.5 billion and $2 billion related to such actions, primarily attributable to employee separations and supplier settlements. We continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at June 30, 2023 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the second quarter and first half of 2022, we reclassified losses of $36 million and $155 million, respectively, to Other income/(loss), net, upon the liquidation of three investments in Brazil. Although the timing for the completion of the remaining actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Argo AI, LLC (“Argo AI”). In October 2022, Ford and Volkswagen AG (“VW”), who held equal interests that together comprised a majority ownership of Argo AI, initiated the process of exiting the joint development of highly automated driving technology (L4) through Argo AI. At December 31, 2022, the carrying value of our equity method investment in Argo AI was $0, and we had $65 million in Other liabilities and deferred revenue related to our funding commitment for our share of Argo AI’s expenses previously incurred. Argo AI is in the process of winding down operations, and in the second quarter of 2023, we settled our expected funding commitment.

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

Skinny Labs Inc., dba Spin (“Spin”). On April 1, 2022, we completed the sale of Spin, our wholly-owned micro-mobility provider, to TIER Mobility SE, a German-based micro-mobility provider, which resulted in the deconsolidation of our Spin subsidiary in the second quarter of 2022. In exchange for our shares of Spin, we received preferred equity in TIER Mobility SE.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Foreign currency translation
Beginning balance	$(5,341)	$(5,923)	$(5,487)	$(6,416)
Gains/(Losses) on foreign currency translation	(996)	276	(1,067)	761
Less: Tax/(Tax benefit) (a)	65	—	(31)	(10)
Net gains/(losses) on foreign currency translation	(1,061)	276	(1,036)	771
(Gains)/Losses reclassified from AOCI to net income (b)	47	(2)	168	(4)
Other comprehensive income/(loss), net of tax (c)	(1,014)	274	(868)	767
Ending balance	$(6,355)	$(5,649)	$(6,355)	$(5,649)

Marketable securities
Beginning balance	$(272)	$(332)	$(19)	$(442)
Gains/(Losses) on available for sale securities	(118)	(67)	(448)	68
Less: Tax/(Tax benefit)	(29)	(16)	(106)	17
Net gains/(losses) on available for sale securities	(89)	(51)	(342)	51
(Gains)/Losses reclassified from AOCI to net income	8	9	8	20
Less: Tax/(Tax benefit)	2	2	2	5
Net (gains)/losses reclassified from AOCI to net income	6	7	6	15
Other comprehensive income/(loss), net of tax	(83)	(44)	(336)	66
Ending balance	$(355)	$(376)	$(355)	$(376)

Derivative instruments
Beginning balance	$(49)	$74	$(193)	$129
Gains/(Losses) on derivative instruments	(126)	(436)	30	(491)
Less: Tax/(Tax benefit)	(30)	(113)	7	(127)
Net gains/(losses) on derivative instruments	(96)	(323)	23	(364)
(Gains)/Losses reclassified from AOCI to net income	6	(49)	38	(66)
Less: Tax/(Tax benefit)	4	(3)	11	(6)
Net (gains)/losses reclassified from AOCI to net income (d)	2	(46)	27	(60)
Other comprehensive income/(loss), net of tax	(94)	(369)	50	(424)
Ending balance	$(143)	$(295)	$(143)	$(295)

Pension and other postretirement benefits
Beginning balance	$(2,632)	$(2,607)	$(2,640)	$(2,610)
Amortization and recognition of prior service costs/(credits)	6	6	12	12
Less: Tax/(Tax benefit)	2	2	3	3
Net prior service costs/(credits) reclassified from AOCI to net income	4	4	9	9
Translation impact on non-U.S. plans	8	(1)	11	(3)
Other comprehensive income/(loss), net of tax	12	3	20	6
Ending balance	$(2,620)	$(2,604)	$(2,620)	$(2,604)

Total AOCI ending balance at June 30	$(9,473)	$(8,924)	$(9,473)	$(8,924)
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
(c)Excludes a $4 million loss and a $4 million gain in 2022 and 2023, respectively.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $139 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $1.0 billion and $2.1 billion at December 31, 2022 and June 30, 2023, respectively. Of these amounts, guarantees of $113 million at both December 31, 2022 and June 30, 2023 related to certain obligations of our VIEs also are included in Note 20.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC, a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BlueOval SK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of June 30, 2023, Ford has contributed to BlueOval SK $1.6 billion of its agreed capital contribution of up to $6.6 billion through 2026, subject to any adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $518 million and $576 million at December 31, 2022 and June 30, 2023, respectively. The carrying value of recorded liabilities related to financial guarantees was $31 million and $47 million at December 31, 2022 and June 30, 2023, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $273 million and $77 million at December 31, 2022 and June 30, 2023, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $0 at both December 31, 2022 and June 30, 2023.

Included in the $77 million of maximum potential payments at June 30, 2023 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $71 million as of June 30, 2023 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we do not expect we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $1.4 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2022	2023
Beginning balance	$8,451	$9,193
Payments made during the period	(2,006)	(2,011)
Changes in accrual related to warranties issued during the period	1,877	2,146
Changes in accrual related to pre-existing warranties	395	882
Foreign currency translation and other	(120)	(314)
Ending balance	$8,597	$9,896

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

Income Statement Elements	Examples	Segment Reporting
Costs specific to a particular vehicle	Bill of material cost and initial warranty accrual	Reported in the segment externally selling the vehicle
Costs identifiable by product line	Manufacturing and logistics costs, depreciation & amortization expense, direct research & development costs	Typically identifiable to the product line or production location. Reported in the segment externally selling the vehicle, based on relative volume
Shared costs	Selling, general & administrative expense, and indirect/cross product line research & development costs	Typically shared across all segments, generally based on relative volume. Certain costs clearly linked to a segment are reported in the specific segment
Intersegment markup costs for intersegment vehicle transactions	Contract manufacturing and distribution fees	Reported in the segment externally selling the vehicle, for each applicable vehicle transaction

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
Second Quarter 2022
External revenues	$23,834	$1,320	$12,748	$25	$2,256	$7	$—	$—		$—		$40,190
Intersegment revenues (a)	9,702	50	—	—	—	—	—	—		(9,752)		—
Total revenues	$33,536	$1,370	$12,748	$25	$2,256	$7	$—	$—		$(9,752)		$40,190

Income/(Loss) before income taxes	$2,504	$(510)	$879	$(221)	$939	$131	$(312)	$(2,619)	(b)	$—		$791
Equity in net income/(loss) of affiliated companies	76	(3)	84	(83)	4	—	—	(20)		—		58
Total assets	56,047	3,670	2,016	3,284	127,493	54,566	—	—		(1,321)	(c)	245,755

Second Quarter 2023
External revenues	$25,002	$1,834	$15,589	$—	$2,527	$2	$—	$—		$—		$44,954
Intersegment revenues (a)	10,206	172	—	—	—	—	—	—		(10,378)		—
Total revenues	$35,208	$2,006	$15,589	$—	$2,527	$2	$—	$—		$(10,378)		$44,954

Income/(loss) before income taxes	$2,308	$(1,080)	$2,391	$(26)	$390	$(197)	$(304)	$(1,194)	(d)	$—		$2,288
Equity in net income/(loss) of affiliated companies	104	(3)	160	(6)	7	1	—	(387)	(e)	—		(124)
Total assets	58,475	9,420	2,754	253	143,155	54,063	—	—		(2,129)	(c)	265,991

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Half 2022
External revenues	$44,644	$2,292	$23,072	$109	$4,537	$12	$—	$—		$—		$74,666
Intersegment revenues (a)	16,956	77	—	—	—	—	—	—		(17,033)		—
Total revenues	$61,600	$2,369	$23,072	$109	$4,537	$12	$—	$—		$(17,033)		$74,666

Income/(Loss) before income taxes	$3,832	$(890)	$1,370	$(463)	$1,867	$332	$(620)	$(8,485)	(b)	$—		$(3,057)
Equity in net income/(loss) of affiliated companies	132	(5)	169	(158)	10	1	—	(124)	(f)	—		25

First Half 2023
External revenues	$50,126	$2,541	$28,838	$1	$4,916	$6	$—	$—		$—		$86,428
Intersegment revenues (a)	19,383	181	—	—	—	—	—	—		(19,564)		—
Total revenues	$69,509	$2,722	$28,838	$1	$4,916	$6	$—	$—		$(19,564)		$86,428

Income/(loss) before income taxes	$4,931	$(1,802)	$3,757	$(70)	$693	$(344)	$(612)	$(2,106)	(d)	$—		$4,447
Equity in net income/(loss) of affiliated companies	159	(6)	277	(18)	14	1	—	(421)	(e)	—		6
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
(d)Primarily reflects restructuring actions, mark-to-market adjustments for our global pension and OPEB plans, and an accrual for the Transit Connect customs matter (relating to certain Transit Connect vehicles produced between 2009 and 2013).
(e)Primarily reflects our share of charges from an equity method investment resulting from Ford’s ongoing restructuring actions in China.
(f)Primarily reflects the full impairment of our Ford Sollers Netherlands B.V. (the parent company of our joint venture in Russia) equity method investment, resulting from the ongoing regulatory and economic uncertainty in Russia.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

On September 14, 2023, our collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) in the United States will expire, and on September 18, 2023, our collective bargaining agreement with Unifor in Canada will expire, which will require negotiation of new agreements. See Item 1A. Risk Factors in our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to production disruptions.

RESULTS OF OPERATIONS

In the second quarter of 2023, the net income attributable to Ford Motor Company was $1,917 million, and Company adjusted EBIT was $3,786 million.

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

	Second Quarter		First Half
	2022	2023	2022	2023
Restructuring (by Geography)
Europe	$(27)	$(51)	$(49)	$(421)
China	(12)	(446)	(12)	(755)
Ford Credit - Brazil	(36)	—	(155)	—
Other	(68)	(159)	(104)	(147)
Subtotal Restructuring	$(143)	$(656)	$(320)	$(1,323)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(16)	$(89)	$(16)	$(202)
Pension settlements and curtailments	—	(59)	—	(105)
Subtotal Pension and OPEB Gain/(Loss)	$(16)	$(148)	$(16)	$(307)
Other Items
Gain/(loss) on Rivian investment	$(2,447)	$(6)	$(7,896)	$(31)
Transit Connect customs matter	—	(300)	—	(300)
Russia suspension of operations/asset write-off	6	—	(132)	—
Patent matters related to prior calendar years	14	8	(121)	8
Other (including gains/(losses) on investments)	(33)	(92)	—	(153)
Subtotal Other Items	$(2,460)	$(390)	$(8,149)	$(476)
Total EBIT Special Items	$(2,619)	$(1,194)	$(8,485)	$(2,106)

Provision for/(Benefit from) tax special items (a)	$(537)	$(177)	$(1,729)	$(321)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $1.2 billion of pre-tax special item charges in the second quarter of 2023, driven primarily by restructuring actions in China and an accrual for the Transit Connect customs matter (relating to certain Transit Connect vehicles produced between 2009 and 2013).

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our second quarter 2023 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2022	2023	H / (L)	2022	2023	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$2.9	$5.0	$2.1	$1.9	$7.8	$6.0
Revenue ($M)	40,190	44,954	12%	74,666	86,428	16%
Net Income/(Loss) ($M)	667	1,917	$1,250	(2,443)	3,674	$6,117
Net Income/(Loss) Margin (%)	1.7%	4.3%	2.6 ppts	(3.3)%	4.3%	7.6 ppts
EPS (Diluted)	$0.16	$0.47	$0.31	$(0.61)	$0.91	$1.52

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$3.6	$2.9	$(0.7)	$3.0	$3.6	$0.6
Company Adj. EBIT ($M)	3,722	3,786	64	6,048	7,165	1,117
Company Adj. EBIT Margin (%)	9.3%	8.4%	(0.8) ppts	8.1%	8.3%	0.2 ppts
Adjusted EPS (Diluted)	$0.68	$0.72	$0.04	$1.06	$1.34	$0.28
Adjusted ROIC (Trailing Four Quarters)	11.6%	14.2%	2.7 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2023, our diluted earnings per share of Common and Class B Stock was $0.47, and our diluted adjusted earnings per share was $0.72.

Net income/(loss) margin was 4.3% in the second quarter of 2023, up 2.6 percentage points from a year ago. Company adjusted EBIT margin was 8.4% in the second quarter of 2023, down 0.8 percentage points from a year ago.

The year-over-year increase of $1.3 billion in net income in the second quarter of 2023 was primarily driven by the non-recurrence of a mark-to-market loss on our Rivian investment (included in special items in the second quarter of 2022), offset partially by higher restructuring and pension expense in the second quarter of 2023 (also included in special items).

The year-over-year increase of $64 million in Company adjusted EBIT was driven by higher Ford Pro EBIT and a lower EBIT loss in Ford Next. Partial offsets include higher EBIT losses in Ford Model e, lower Ford Blue EBIT and Ford Credit EBT, and lower past service pension and OPEB income in Corporate Other.

The table below shows our second quarter and first half 2023 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Second Quarter			First Half
	2022	2023	H / (L)	2022	2023	H / (L)
Ford Blue	$2,504	$2,308	$(196)	$3,832	$4,931	$1,099
Ford Model e	(510)	(1,080)	(570)	(890)	(1,802)	(912)
Ford Pro	879	2,391	1,512	1,370	3,757	2,387
Ford Next	(221)	(26)	195	(463)	(70)	393
Ford Credit	939	390	(549)	1,867	693	(1,174)
Corporate Other	131	(197)	(328)	332	(344)	(676)
Company Adjusted EBIT (a)	3,722	3,786	64	6,048	7,165	1,117
Interest on Debt	(312)	(304)	(8)	(620)	(612)	(8)
Special Items	(2,619)	(1,194)	(1,425)	(8,485)	(2,106)	(6,379)
Taxes / Noncontrolling Interests	(124)	(371)	247	614	(773)	1,387
Net Income/(Loss)	$667	$1,917	$1,250	$(2,443)	$3,674	$6,117
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide second quarter and first half 2023 key metrics and the change in second quarter 2023 EBIT compared with second quarter 2022 by causal factor for each of our segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	Second Quarter			First Half
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000) (a)	670	720	49	1,333	1,426	92
Revenue ($M)	$23,834	$25,002	$1,168	$44,644	$50,126	$5,482
EBIT ($M)	2,504	2,308	(196)	3,832	4,931	1,099
EBIT Margin (%)	10.5%	9.2%	(1.3) ppts	8.6%	9.8%	1.2 ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 111,000 units in Q2 2022 and 107,000 units in Q2 2023).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2022 EBIT	$2,504
Volume / Mix	267
Net Pricing	133
Cost	28
Exchange	(367)
Other	(257)
Second Quarter 2023 EBIT	$2,308

In the second quarter of 2023, Ford Blue’s wholesales increased 7% from a year ago driven by improvements in production-related supply constraints. Second quarter 2023 revenue increased 5%, driven by higher wholesales.

Ford Blue’s second quarter 2023 EBIT was $2.3 billion, a decrease of $196 million from a year ago, with an EBIT margin of 9.2%. The lower EBIT was driven by weaker currencies and the non-recurrence of an insurance claim recovery in the second quarter of 2022 (included in Other), offset partially by higher wholesales, higher net pricing, and improved cost, primarily driven by improved commodity costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Second Quarter			First Half
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000)	24	34	10	42	47	5
Revenue ($M)	$1,320	$1,834	$514	$2,292	$2,541	$249
EBIT ($M)	(510)	(1,080)	(570)	(890)	(1,802)	(912)
EBIT Margin (%)	(38.6)%	(58.9)%	(20.3) ppts	(38.8)%	(70.9)%	(32.1) ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2022 EBIT	$(510)
Volume / Mix	66
Net Pricing	(177)
Cost	(481)
Exchange	16
Other	6
Second Quarter 2023 EBIT	$(1,080)

In the second quarter of 2023, Ford Model e’s wholesales increased 44% from a year ago, reflecting increased production capacity for Mustang Mach-E and a full quarter of F-150 Lightning production, which launched in late April 2022. Second quarter 2023 revenue increased 39%, primarily driven by higher wholesales, offset partially by lower net pricing.

Ford Model e’s second quarter 2023 EBIT loss was $1.1 billion, a $570 million higher loss than a year ago, with an EBIT margin of negative 58.9%. The lower EBIT was primarily driven by lower net pricing, higher launch-related supplier costs, as well as higher warranty, engineering, spending-related, and selling, general & administrative costs.

Ford Pro Segment

	Second Quarter			First Half
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000) (a)	338	365	27	623	702	80
Revenue ($M)	$12,748	$15,589	$2,841	$23,072	$28,838	$5,766
EBIT ($M)	879	2,391	1,512	1,370	3,757	2,387
EBIT Margin (%)	6.9%	15.3%	8.4 ppts	5.9%	13.0%	7.1 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 17,000 units in Q2 2022 and 24,000 units in Q2 2023).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2022 EBIT	$879
Volume / Mix	110
Net Pricing	1,916
Cost	(282)
Exchange	(65)
Other	(167)
Second Quarter 2023 EBIT	$2,391

In the second quarter of 2023, Ford Pro’s wholesales increased 8% from a year ago driven by improvements in production-related supply constraints and new product launches. Second quarter 2023 revenue increased 22%, driven by higher net pricing and wholesales.

Ford Pro’s second quarter 2023 EBIT was $2.4 billion, an increase of $1.5 billion from a year ago, with an EBIT margin of 15.3%. The improvement in EBIT was driven by higher net pricing and wholesales, and lower commodity costs. Partial offsets included higher material cost for new products, higher warranty costs (primarily driven by inflationary cost pressures), and the non-recurrence of an insurance claim recovery in the second quarter of 2022 (included in Other).

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

In this segment, our second quarter 2023 EBIT loss was $26 million, a $195 million improvement from a year ago. Ford Next has evolved from primarily investing in the development of autonomous vehicle capabilities to focus exclusively on incubating and launching new businesses creating strategic value for Ford.

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

The tables below provide second quarter and first half 2023 key metrics and the change in second quarter 2023 EBT compared with second quarter 2022 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Total Net Receivables ($B)	$116	$126	9%	$116	$126	9%
Loss-to-Receivables (bps) (a)	5	21	16	7	28	21
Auction Values (b)	$34,620	$31,830	(8)%	$34,485	$31,445	(9)%
EBT ($M)	939	390	$(549)	1,867	693	$(1,174)
ROE (%)	26%	9%	(17) ppts	24%	9%	(15) ppts

Other Balance Sheet Metrics
Debt ($B)				$110	$124	13%
Net Liquidity ($B)				25	29	16%
Financial Statement Leverage (to 1)				9.1	9.9	0.8
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease second quarter auction values at Q2 2023 mix and YTD amounts at 2023 YTD mix.

Change in EBT by Causal Factor (in millions)
Second Quarter 2022 EBT	$939
Volume / Mix	47
Financing Margin	(196)
Credit Loss	(96)
Lease Residual	(112)
Exchange	(1)
Other	(191)
Second Quarter 2023 EBT	$390

Ford Credit’s total net receivables of $126 billion were $10 billion higher than a year ago, reflecting the impact of increased non-consumer financing and consumer financing, partially offset by fewer operating leases. The U.S. loss-to-receivables (“LTR”) ratio remained at a low level in the second quarter of 2023, at 21 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the second quarter of 2023 were lower compared to a year ago.

Ford Credit’s second quarter 2023 EBT of $390 million was $549 million lower than a year ago, explained primarily by lower financing margin due to higher borrowing costs, the non-recurrence of prior year credit loss reserve releases and higher credit losses, unfavorable lease residual performance, and unfavorable market valuation adjustments to derivatives (included in Other).

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2023, Corporate Other had a $197 million loss, compared with a $131 million profit a year ago. The loss was driven by lower past service pension and OPEB income, which was partially offset by higher Company excluding Ford Credit interest income due to increases in interest rates (primarily Fed Funds).

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $304 million in the second quarter of 2023, $8 million lower than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2023 was a provision of $272 million and $768 million, respectively. This resulted in effective tax rates of 11.9% and 17.3%, respectively.

Our second quarter and first half of 2023 adjusted effective tax rates, which exclude special items, were 12.9% and 16.6%, respectively.

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

At June 30, 2023, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $43.0 billion.

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

Company excluding Ford Credit

	December 31, 2022	June 30, 2023
Balance Sheets ($B)
Company Cash	$32.3	$29.8
Liquidity	48.0	47.3
Debt	(19.9)	(19.6)
Cash Net of Debt	12.3	10.3

Pension Funded Status ($B) (a)
Funded Plans	$4.1	$4.0
Unfunded Plans	(4.3)	(4.2)
Total Global Pension	$(0.2)	$(0.2)

Total Funded Status OPEB	$(4.5)	$(4.4)
__________
(a)Balances at June 30, 2023 reflect net funded status at December 31, 2022, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Liquidity. One of our key priorities is to maintain a strong balance sheet, while at the same time having resources available to invest in and grow our business. At June 30, 2023, we had Company cash of $29.8 billion and liquidity of $47.3 billion. At June 30, 2023, about 90% of Company cash was held by consolidated entities domiciled in the United States.

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

Our finished product inventory at June 30, 2023 was higher than at December 31, 2022, reflecting higher in-transit inventory, primarily related to capacity constraints in transportation infrastructure, and in-plant inventory.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. As of June 30, 2023, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements, subject to certain conditions, total about $12 billion through 2035 based on our present pricing forecast; however, our pricing forecast could fluctuate significantly from period to period, which could result in significant increases or decreases in the estimate of our overall purchase commitment. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In addition, we may enter into additional offtake agreements with raw material suppliers, the costs under which could be significant. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in 2024.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of June 30, 2023, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $269 million. The amount settled through the SCF program during the first half of 2023 was $937 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2022	2023	2022	2023
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.8	$3.4	$4.2	$6.5

Capital spending	$(1.5)	$(1.9)	$(2.9)	$(3.7)
Depreciation and tooling amortization	1.3	1.3	2.6	2.6
Net spending	$(0.2)	$(0.6)	$(0.2)	$(1.1)

Receivables	$(0.6)	$(0.6)	$(0.6)	$(0.2)
Inventory	0.3	(1.4)	(2.5)	(3.4)
Trade Payables	0.4	1.4	2.0	1.7
Changes in working capital	$0.1	$(0.7)	$(1.1)	$(1.9)

Ford Credit distributions	$0.6	$—	$1.6	$—
Interest on debt and cash taxes	(0.6)	(0.7)	(0.9)	(1.3)
All other and timing differences	0.9	1.6	(0.5)	1.4
Company adjusted free cash flow (a)	$3.6	$2.9	$3.0	$3.6

Restructuring	$0.3	$(0.1)	$0.2	$(0.1)
Changes in debt	(0.6)	—	(0.8)	(0.2)
Funded pension contributions	(0.2)	(0.1)	(0.3)	(0.2)
Shareholder distributions	(0.4)	(0.6)	(0.8)	(3.8)
All other (b)	(2.8)	(0.9)	(9.0)	(1.7)
Change in cash	$—	$1.1	$(7.8)	$(2.4)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)Includes a $2.4 billion loss and a $7.9 billion loss on our Rivian investment in the second quarter and first half of 2022, respectively.
Note: Numbers may not sum due to rounding.

Our second quarter 2023 Net cash provided by/(used in) operating activities was positive $5.0 billion, an increase of $2.1 billion from a year ago (see page 59 for additional information), driven primarily by higher net income and higher Ford Credit operating cash flow, offset partially by an increase in inventory. Company adjusted free cash flow was $2.9 billion, $0.7 billion lower than a year ago, driven by higher capital spending and an increase in working capital, offset partially by higher adjusted EBIT excluding Ford Credit and favorable timing differences.

Capital spending was $1.9 billion in the second quarter of 2023, an increase of $0.4 billion from a year ago. We continue to expect full year 2023 capital spending to be in the range of $8 billion to $9 billion.

Second quarter 2023 working capital impact was $0.7 billion negative, driven by higher inventory and higher receivables, offset partially by higher trade payables, each compared to March 31, 2023. All other and timing differences were positive $1.6 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers).

In the second quarter of 2023, we contributed $109 million to our global funded pension plans. We continue to expect to contribute between $500 million and $600 million to our global funded pension plans in 2023.

Shareholder distributions were $0.6 billion in the second quarter of 2023, all of which was attributable to our regular dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2023 were $19.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.8 billion of our 364-day revolving credit facility, and $2.1 billion of local credit facilities. At June 30, 2023, the utilized portion of the corporate credit facility was $18 million, representing amounts utilized for letters of credit. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of June 30, 2023.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 26, 2026 and $10.1 billion of commitments maturing on April 26, 2028. Lenders under our supplemental revolving credit facility have $0.1 billion of commitments maturing on September 29, 2024 and $1.9 billion of commitments maturing on April 26, 2026. Lenders under our 364-day revolving credit facility have $1.8 billion of commitments maturing on April 24, 2024.

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

Debt. As shown in Note 14 of the Notes to the Financial Statements, at June 30, 2023, Company debt excluding Ford Credit was $19.6 billion. This balance is $0.4 billion lower than at December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit saw sequential improvement in liquidity and securitized funding mix during the quarter and ended the second quarter of 2023 with $28.8 billion of liquidity, up $7.8 billion from year-end. Ford Credit continues to have robust access to the capital markets, completing $18 billion of public term issuances through July 26, 2023.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Funding Structure
Term unsecured debt	$49.9	$48.3	$52.2
Term asset-backed securities	47.1	56.4	55.6
Ford Interest Advantage / Retail Deposits	12.5	14.3	15.9
Other	1.9	2.6	2.3
Equity	12	11.9	12.5
Adjustments for cash	(7.8)	(11.2)	(12.4)
Total Net Receivables	$115.6	$122.3	$126.1

Securitized Funding as Percent of Total Debt	43.0%	47.4%	45.0%

Net receivables were $126.1 billion at June 30, 2023 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.0% as of June 30, 2023.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2021 and 2022, planned issuances for full year 2023, and its global public term funding issuances through July 26, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through July 26
Unsecured	$5	$6	$ 11 - 14	$9
Securitizations (a)	9	10	12 - 14	9
Total public	$14	$16	$ 23 - 28	$18
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2023, Ford Credit now projects full year public term funding in the range of $23 billion to $28 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Liquidity Sources (a)
Cash	$7.8	$11.2	$12.4
Committed asset-backed facilities	34.3	37.4	42.3
Other unsecured credit facilities	2.5	2.3	2.6
Total liquidity sources	$44.6	$50.9	$57.3

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.7)	$(2.9)	$(2.9)
Committed asset-backed facilities	(15.3)	(26.6)	(23.1)
Other unsecured credit facilities	(0.5)	(0.8)	(1.2)
Total utilization of liquidity	$(18.5)	$(30.3)	$(27.2)

Gross liquidity	$26.1	$20.6	$30.1
Asset-backed capacity in excess of eligible receivables and other adjustments	(1.1)	0.4	(1.3)
Net liquidity available for use	$25.0	$21.0	$28.8
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2023, Ford Credit’s net liquidity available for use was $28.8 billion, $7.8 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $4.9 billion in committed asset-backed capacity. At June 30, 2023, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $57.3 billion, up $6.4 billion from year-end 2022.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Leverage Calculation
Debt	$109.5	$119.0	$123.7
Equity (a)	12.0	11.9	12.5
Financial statement leverage (to 1)	9.1	10.0	9.9
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At June 30, 2023, Ford Credit’s financial statement leverage was 9.9:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Total Company

Pension Plans - Funded Balances. As of June 30, 2023, our total Company pension underfunded status reported on our consolidated balance sheets was $0.2 billion and reflects the net funded status at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2022	June 30, 2023
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$11.7	$4.1
Add: Noncontrolling interest	—	(0.2)
Less: Income tax	1.6	(0.5)
Add: Cash tax	(0.7)	(1.0)
Less: Interest on debt	(1.5)	(1.3)
Less: Total pension/OPEB income/(cost)	4.5	(0.6)
Add: Pension/OPEB service costs	(1.0)	(0.7)
Net operating profit/(loss) after cash tax	$5.4	$4.5
Less: Special items (excl. pension/OPEB) pre-tax	(3.0)	(5.1)
Adjusted net operating profit/(loss) after cash tax	$8.3	$9.6

Invested Capital
Equity	$44.2	$43.6
Debt (excl. Ford Credit)	19.4	19.6
Net pension and OPEB liability	5.2	4.6
Invested capital (end of period)	$68.8	$67.8
Average invested capital	$72.0	$67.6

ROIC (a)	7.4%	6.7%
Adjusted ROIC (Non-GAAP) (b)	11.6%	14.2%
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

•On June 14, 2023, DBRS upgraded the credit ratings for Ford and Ford Credit to BBB (low) from BB (high) and revised the outlook to stable from positive.
•On July 13, 2023, Moody’s upgraded the credit ratings for Ford and Ford Credit to Ba1 from Ba2 with a stable outlook.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BB+	BB+	Positive	BB+	B	Positive	BBB-
Moody’s	N/A	Ba1	Stable	Ba1	NP	Stable	Baa3
S&P	BB+	BB+	Positive	BB+	B	Positive	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
OUTLOOK

We provided 2023 Company guidance in our earnings release furnished on Form 8-K dated July 27, 2023. The guidance is based on our expectations as of July 27, 2023, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC.

2023 Guidance
Total Company
Adjusted EBIT (a)	$11 - $12 billion
Adjusted Free Cash Flow (a)	$6.5 - $7 billion
Capital spending	$8 - $9 billion

Ford Credit
EBT	About $1.3 billion
__________
(a)When we provide guidance for adjusted EBIT and adjusted free cash flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2023, we now expect adjusted EBIT of $11 billion to $12 billion, primarily reflecting stronger net pricing, and adjusted free cash flow of $6.5 billion to $7 billion.

On a segment basis, we expect:

•Ford Pro EBIT approaching $8 billion, more than double full-year 2022, from significant year-over-year improvement in pricing and volume.
•Ford Blue EBIT of about $8 billion, with higher volumes and stronger mix more than offsetting any potential pricing headwinds.
•Ford Model e to report an EBIT loss of about $4.5 billion, reflecting the pricing environment, disciplined investments in new products and capacity, supplier-related launch costs, and warranty expenses.
•Ford Credit EBT to be about $1.3 billion.

Our outlook for 2023 assumes the headwinds and tailwinds below.

Headwinds:
•Global economic uncertainty
•Inflationary pressures
•Higher industrywide customer incentives and continued EV pricing pressure
•Increased warranty costs
•Lower past service pension income
•Exchange
•Certain costs associated with union contract negotiations

Tailwinds:
•Improved supply chain
•Higher industry volumes
•All-new Super Duty
•Lower commodity costs

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2022	2023	2022	2023
Net income/(loss) attributable to Ford (GAAP)	$667	$1,917	$(2,443)	$3,674
Income/(Loss) attributable to noncontrolling interests	(29)	99	(38)	5
Net income/(loss)	$638	$2,016	$(2,481)	$3,679
Less: (Provision for)/Benefit from income taxes	(153)	(272)	576	(768)
Income/(Loss) before income taxes	$791	$2,288	$(3,057)	$4,447
Less: Special items pre-tax	(2,619)	(1,194)	(8,485)	(2,106)
Income/(Loss) before special items pre-tax	$3,410	$3,482	$5,428	$6,553
Less: Interest on debt	(312)	(304)	(620)	(612)
Adjusted EBIT (Non-GAAP)	$3,722	$3,786	$6,048	$7,165

Memo:
Revenue ($B)	$40.2	$45.0	$74.7	$86.4
Net income/(loss) margin (GAAP) (%)	1.7%	4.3%	(3.3)%	4.3%
Adjusted EBIT margin (Non-GAAP) (%)	9.3%	8.4%	8.1%	8.3%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Second Quarter		First Half
	2022	2023	2022	2023
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$667	$1,917	$(2,443)	$3,674
Less: Impact of pre-tax and tax special items (a)	(2,082)	(1,012)	(6,756)	(1,722)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,749	$2,929	$4,313	$5,396

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,021	4,003	4,014	3,996
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	31	38	43	39
Diluted shares	4,052	4,041	4,057	4,035

Earnings/(Loss) per share – diluted (GAAP) (b)	$0.16	$0.47	$(0.61)	$0.91
Less: Net impact of adjustments	(0.52)	(0.25)	(1.67)	(0.43)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.68	$0.72	$1.06	$1.34
_________
(a)Includes adjustment for noncontrolling interest in 2023.
(b)The first half 2022 calculation excludes 43 million shares of net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2022	2023	2022	2023	Memo: FY 2022
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$791	$2,288	$(3,057)	$4,447	$(3,016)
Less: Impact of special items	(2,619)	(1,194)	(8,485)	(2,106)	(12,172)
Adjusted earnings before taxes (Non-GAAP)	$3,410	$3,482	$5,428	$6,553	$9,156

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(153)	$(272)	$576	$(768)	$864
Less: Impact of special items (a)	537	177	1,729	321	2,573
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(690)	$(449)	$(1,153)	$(1,089)	$(1,709)

Tax Rate (%)
Effective tax rate (GAAP)	19.3%	11.9%	18.8%	17.3%	28.6%
Adjusted effective tax rate (Non-GAAP)	20.2%	12.9%	21.2%	16.6%	18.7%
_________
(a)The first half of 2022 reflects the tax consequences of unrealized losses on marketable securities. Full Year 2022 reflects the tax consequences of unrealized losses on marketable securities and fourth quarter favorable changes in our valuation allowances.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2022	2023	2022	2023
Net cash provided by/(used in) operating activities (GAAP)	$2,947	$5,035	$1,863	$7,835

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$(1,340)	$581	$(1,759)	$1,207
Funded pension contributions	(154)	(109)	(328)	(234)
Restructuring (including separations) (a)	(137)	(118)	(313)	(199)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	—	(5)
Other, net	20	(73)	—	(213)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,503)	$(1,927)	$(2,852)	$(3,687)
Ford Credit distributions	600	—	1,600	—
Settlement of derivatives	(36)	92	28	20
Company adjusted free cash flow (Non-GAAP)	$3,619	$2,919	$3,039	$3,612
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2023
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$3,144	$535	$—	$3,679
Depreciation and tooling amortization	2,640	1,135	—	3,775
Other amortization	(8)	(546)	—	(554)
Provision for/(Benefit from) credit and insurance losses	55	157	—	212
Pension and OPEB expense/(income)	612	—	—	612
Equity method investment dividends received in excess of (earnings)/losses and impairments	146	(4)	—	142
Foreign currency adjustments	(92)	(5)	—	(97)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	175	(12)	—	163
Net (gain)/loss on changes in investments in affiliates	(17)	—	—	(17)
Stock compensation	232	6	—	238
Provision for/(Benefit from) deferred income taxes	(10)	13	—	3
Decrease/(Increase) in finance receivables (wholesale and other)	—	(1,473)	—	(1,473)
Decrease/(Increase) in intersegment receivables/payables	261	(261)	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,750)	(43)	—	(1,793)
Decrease/(Increase) in inventory	(3,354)	—	—	(3,354)
Increase/(Decrease) in accounts payable and accrued and other liabilities	6,068	66	—	6,134
Other	245	(80)	—	165
Interest supplements and residual value support to Ford Credit	(1,719)	1,719	—	—
Net cash provided by/(used in) operating activities	$6,628	$1,207	$—	$7,835

Cash flows from investing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Capital spending	$(3,691)	$(38)	$—	$(3,729)
Acquisitions of finance receivables and operating leases	—	(26,231)	—	(26,231)
Collections of finance receivables and operating leases	—	22,517	—	22,517
Purchases of marketable and other investments	(3,164)	(1,696)	—	(4,860)
Sales and maturities of marketable securities and other investments	5,974	1,610	—	7,584
Settlements of derivatives	20	(52)	—	(32)
Capital contributions to equity method investments	(1,047)	—	—	(1,047)
Other	(359)	—	—	(359)
Investing activity (to)/from other segments	—	1	(1)	—
Net cash provided by/(used in) investing activities	$(2,267)	$(3,889)	$(1)	$(6,157)

Cash flows from financing activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash payments for dividends and dividend equivalents	$(3,794)	$—	$—	$(3,794)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(104)	(554)	—	(658)
Proceeds from issuance of long-term debt	—	26,401	—	26,401
Payments of long-term debt	(138)	(22,075)	—	(22,213)
Other	(102)	(95)	—	(197)
Financing activity to/(from) other segments	(1)	—	1	—
Net cash provided by/(used in) financing activities	$(4,139)	$3,677	$1	$(461)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(11)	$77	$—	$66

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2023
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$42,427	$2,527	$44,954
Total costs and expenses	40,221	2,272	42,493
Operating income/(loss)	2,206	255	2,461
Interest expense on Company debt excluding Ford Credit	304	—	304
Other income/(loss), net	127	128	255
Equity in net income/(loss) of affiliated companies	(131)	7	(124)
Income/(Loss) before income taxes	1,898	390	2,288
Provision for/(Benefit from) income taxes	177	95	272
Net income/(loss)	1,721	295	2,016
Less: Income/(Loss) attributable to noncontrolling interests	99	—	99
Net income/(loss) attributable to Ford Motor Company	$1,622	$295	$1,917

	For the period ended June 30, 2023
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$81,512	$4,916	$86,428
Total costs and expenses	77,396	4,458	81,854
Operating income/(loss)	4,116	458	4,574
Interest expense on Company debt excluding Ford Credit	612	—	612
Other income/(loss), net	258	221	479
Equity in net income/(loss) of affiliated companies	(8)	14	6
Income/(Loss) before income taxes	3,754	693	4,447
Provision for/(Benefit from) income taxes	610	158	768
Net income/(loss)	3,144	535	3,679
Less: Income/(Loss) attributable to noncontrolling interests	5	—	5
Net income/(loss) attributable to Ford Motor Company	$3,139	$535	$3,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2023
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,945	$11,461	$—	$26,406
Marketable securities	14,809	1,606	—	16,415
Ford Credit finance receivables, net	—	42,557	—	42,557
Trade and other receivables, net	5,070	9,412	—	14,482
Inventories	17,703	—	—	17,703
Other assets	2,775	1,374	—	4,149
Receivable from other segments	353	1,761	(2,114)	—
Total current assets	55,655	68,171	(2,114)	121,712

Ford Credit finance receivables, net	—	52,567	—	52,567
Net investment in operating leases	1,022	20,640	—	21,662
Net property	38,250	253	—	38,503
Equity in net assets of affiliated companies	3,464	114	—	3,578
Deferred income taxes	15,685	175	—	15,860
Other assets	10,889	1,220	—	12,109
Receivable from other segments	—	15	(15)	—
Total assets	$124,965	$143,155	$(2,129)	$265,991

Liabilities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Payables	$26,711	$1,038	$—	$27,749
Other liabilities and deferred revenue	21,037	2,888	—	23,925
Debt payable within one year	410	48,931	—	49,341
Payable to other segments	2,114	—	(2,114)	—
Total current liabilities	50,272	52,857	(2,114)	101,015

Other liabilities and deferred revenue	23,659	2,095	—	25,754
Long-term debt	19,169	74,726	—	93,895
Deferred income taxes	753	968	—	1,721
Payable to other segments	15	—	(15)	—
Total liabilities	$93,868	$130,646	$(2,129)	$222,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At June 30, 2023, total equity attributable to Ford was $43.7 billion, an increase of $0.5 billion compared with December 31, 2022. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$3.7
Shareholder distributions	(3.8)
Other comprehensive income/(loss), net	0.4
Common stock issued (including share-based compensation impacts)	0.2
Total	$0.5

U.S. Sales by Type. The following table shows second quarter 2023 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	14,843	30,055
Hybrid Vehicles	34,589	35,135
Internal Combustion Vehicles	482,230	466,571
Total Vehicles	531,662	531,761

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2023, was a liability of $122 million, compared with an asset of $236 million as of December 31, 2022. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.8 billion at June 30, 2023, compared with $1.9 billion at December 31, 2022.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2023, was a liability of $182 million, compared with a liability of $49 million at December 31, 2022. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $185 million at June 30, 2023, compared with $178 million at December 31, 2022.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2023, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $117 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. As previously reported, in 2021 we began a multi-year implementation of a new global integrated enterprise resource planning (“I-ERP”) system to replace a number of our existing core financial systems. Implementation of I-ERP began with the launch of our Canada market in May 2021, and implementation is progressing in phased launches across our remaining markets over the next several years. In May 2023, I-ERP was launched in the rest of North America. Additionally, a new general ledger system was launched globally. Our processes, procedures, and controls continue to be refined as appropriate during the phased implementation of the I-ERP system.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

ENVIRONMENTAL MATTERS

Any legal proceeding arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000 is described on page 30 of our 2022 Form 10-K Report and page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 31 of our 2022 Form 10-K Report and page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Performance Bonus Plan, as amended May 10, 2023. (a)	Filed as Exhibit 4.9 to Registration Statement 333-271592. (b)
Exhibit 10.2	Form of Stock Option Terms and Conditions for 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.3	Form of Stock Option Agreement for 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.4	Form of Stock Option Agreement (ISO) for 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.5	Form of Stock Option Agreement (U.K. NQO) for 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.6	Form of Stock Option (U.K.) Terms and Conditions for 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.7	Form of Restricted Stock Grant Letter for 2023 Long Term-Incentive Plan. (a)	Filed with this Report.
Exhibit 10.8	Form of Final Award Notification Letter for Performance Stock Units. (a)	Filed with this Report.
Exhibit 10.9	Form of Annual Equity Grant Letter for 2023 Long Term-Incentive Plan V.1. (a)	Filed with this Report.
Exhibit 10.10	Form of Annual Equity Grant Letter for 2023 Long Term-Incentive Plan V.2. (a)	Filed with this Report.
Exhibit 10.11	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Agreement. (a)	Filed with this Report.
Exhibit 10.12	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions. (a)	Filed with this Report.
Exhibit 10.13	Form of Final Award Agreement for Performance Stock Units under 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.14	Form of Final Award Terms and Conditions for Performance Stock Units under 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 10.15	Form of Notification Letter for Time-Based Restricted Stock Units under 2023 Long-Term Incentive Plan. (a)	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(c)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(c)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(c)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(c)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(c)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(c)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(c)
__________
(a)Management contract or compensatory plan or arrangement.
(b)Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).
(c)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	July 27, 2023