Form 10-Q
period 2023-09-30
FORD MOTOR CO
filed 2023-10-27
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

or

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

As of October 23, 2023, Ford had outstanding 3,932,102,361 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 70

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2022	2023
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$(3,411)	$4,852
Depreciation and tooling amortization	5,669	5,678
Other amortization	(876)	(853)
(Gain)/Losses on extinguishment of debt (Note 4)	121	—
Held-for-sale impairment charges	32	—
Provision for/(Benefit from) credit and insurance losses	(70)	349
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 13)	(595)	1,026
Equity method investment dividends received in excess of (earnings)/losses and impairments	2,975	(71)
Foreign currency adjustments	(71)	(99)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	7,365	187
Net (gain)/loss on changes in investments in affiliates (Note 4)	137	(19)
Stock compensation	277	350
Provision for/(Benefit from) deferred income taxes	(1,557)	(45)
Decrease/(Increase) in finance receivables (wholesale and other)	(6,601)	(1,234)
Decrease/(Increase) in accounts receivable and other assets	(2,370)	(2,965)
Decrease/(Increase) in inventory	(4,160)	(4,229)
Increase/(Decrease) in accounts payable and accrued and other liabilities	8,453	9,195
Other	357	304
Net cash provided by/(used in) operating activities	5,675	12,426

Cash flows from investing activities
Capital spending	(4,801)	(5,941)
Acquisitions of finance receivables and operating leases	(32,988)	(40,162)
Collections of finance receivables and operating leases	35,676	33,726
Proceeds from sale of business (Note 17)	435	—
Purchases of marketable securities and other investments	(14,115)	(5,899)
Sales and maturities of marketable securities and other investments	16,208	10,384
Settlements of derivatives	233	(207)
Capital contributions to equity method investments	(349)	(1,615)
Other	326	(505)
Net cash provided by/(used in) investing activities	625	(10,219)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,410)	(4,394)
Purchases of common stock	—	—
Net changes in short-term debt	1,650	(942)
Proceeds from issuance of long-term debt	32,855	36,582
Payments of long-term debt	(37,395)	(31,819)
Other	(244)	(226)
Net cash provided by/(used in) financing activities	(4,544)	(799)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(772)	(114)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$984	$1,294

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$20,737	$25,340
Net increase/(decrease) in cash, cash equivalents, and restricted cash	984	1,294
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$21,721	$26,634

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2022	2023	2022	2023
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Company excluding Ford Credit	$37,205	$41,176	$107,334	$122,688
Ford Credit	2,187	2,625	6,724	7,541
Total revenues (Note 3)	39,392	43,801	114,058	130,229

Costs and expenses
Cost of sales	34,354	37,548	96,581	109,688
Selling, administrative, and other expenses	2,847	2,671	8,346	7,927
Ford Credit interest, operating, and other expenses	1,687	2,453	4,416	6,911
Total costs and expenses	38,888	42,672	109,343	124,526
Operating income/(loss)	504	1,129	4,715	5,703
Interest expense on Company debt excluding Ford Credit	321	324	941	936
Other income/(loss), net (Note 4)	1,318	319	(5,355)	798
Equity in net income/(loss) of affiliated companies (Note 17)	(2,626)	263	(2,601)	269
Income/(Loss) before income taxes	(1,125)	1,387	(4,182)	5,834
Provision for/(Benefit from) income taxes	(195)	214	(771)	982
Net income/(loss)	(930)	1,173	(3,411)	4,852
Less: Income/(Loss) attributable to noncontrolling interests	(103)	(26)	(141)	(21)
Net income/(loss) attributable to Ford Motor Company	$(827)	$1,199	$(3,270)	$4,873

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$(0.21)	$0.30	$(0.81)	$1.22
Diluted income/(loss)	(0.21)	0.30	(0.81)	1.21

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,021	4,004	4,017	3,999
Diluted shares	4,021	4,050	4,017	4,040

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2022	2023	2022	2023
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$(930)	$1,173	$(3,411)	$4,852
Other comprehensive income/(loss), net of tax (Note 18)
Foreign currency translation	(949)	(371)	(1,821)	400
Marketable securities	(148)	28	(484)	94
Derivative instruments	367	325	417	(99)
Pension and other postretirement benefits	13	7	33	13
Total other comprehensive income/(loss), net of tax	(717)	(11)	(1,855)	408
Comprehensive income/(loss)	(1,647)	1,162	(5,266)	5,260
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(100)	(28)	(142)	(19)
Comprehensive income/(loss) attributable to Ford Motor Company	$(1,547)	$1,190	$(5,124)	$5,279

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	September 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$25,134	$26,427
Marketable securities (Note 7)	18,936	14,688
Ford Credit finance receivables, net of allowance for credit losses of $255 and $257 (Note 8)	38,720	42,572
Trade and other receivables, less allowances of $105 and $149	15,729	15,129
Inventories (Note 9)	14,080	18,326
Other assets	3,877	4,219
Total current assets	116,476	121,361
Ford Credit finance receivables, net of allowance for credit losses of $590 and $619 (Note 8)	49,903	53,434
Net investment in operating leases	22,772	21,415
Net property	37,265	39,370
Equity in net assets of affiliated companies	2,798	4,403
Deferred income taxes	15,552	15,662
Other assets	11,118	12,428
Total assets	$255,884	$268,073

LIABILITIES
Payables	$25,605	$27,813
Other liabilities and deferred revenue (Note 12 and Note 20)	21,097	23,817
Debt payable within one year (Note 14)
Company excluding Ford Credit	730	437
Ford Credit	49,434	48,201
Total current liabilities	96,866	100,268
Other liabilities and deferred revenue (Note 12 and Note 20)	25,497	27,851
Long-term debt (Note 14)
Company excluding Ford Credit	19,200	19,333
Ford Credit	69,605	74,691
Deferred income taxes	1,549	1,654
Total liabilities	212,717	223,797

EQUITY
Common Stock, par value $0.01 per share (4,084 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,832	23,032
Retained earnings	31,754	32,169
Accumulated other comprehensive income/(loss) (Note 18)	(9,339)	(8,933)
Treasury stock	(2,047)	(2,047)
Total equity attributable to Ford Motor Company	43,242	44,263
Equity attributable to noncontrolling interests	(75)	13
Total equity	43,167	44,276
Total liabilities and equity	$255,884	$268,073

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2022	September 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,348
Ford Credit finance receivables, net	49,142	51,805
Net investment in operating leases	12,545	10,563
Other assets	264	215
LIABILITIES
Other liabilities and deferred revenue	$2	$—
Debt	45,451	46,664

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 18)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(3,110)	—	—	(3,110)	(9)	(3,119)
Other comprehensive income/(loss), net	—	—	—	45	—	45	—	45
Common Stock issued (a)	1	(61)	—	—	—	(60)	—	(60)
Treasury stock/other	—	—	—	—	(1)	(1)	5	4
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(408)	—	—	(408)	—	(408)
Balance at March 31, 2022	$42	$22,550	$32,251	$(8,294)	$(1,564)	$44,985	$99	$45,084
Net income/(loss)	—	—	667	—	—	667	(29)	638
Other comprehensive income/(loss), net	—	—	—	(1,179)	—	(1,179)	(4)	(1,183)
Common Stock issued (a)	—	103	—	—	—	103	—	103
Treasury stock/other	—	—	—	—	—	—	2	2
Dividends and dividend equivalents declared ($0.10 per share) (b)	—	—	(407)	—	—	(407)	—	(407)
Balance at June 30, 2022	$42	$22,653	$32,511	$(9,473)	$(1,564)	$44,169	$68	$44,237
Net income/(loss)	—	—	(827)	—	—	(827)	(103)	(930)
Other comprehensive income/(loss), net	—	—	—	(720)	—	(720)	3	(717)
Common stock issued (a)	—	115	—	—	—	115	—	115
Treasury stock/other	—	—	—	—	—	—	(4)	(4)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(612)	—	—	(612)	—	(612)
Balance at September 30, 2022	$42	$22,768	$31,072	$(10,193)	$(1,564)	$42,125	$(36)	$42,089

Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197
Net income/(loss)	—	—	1,917	—	—	1,917	99	2,016
Other comprehensive income/(loss), net	—	—	—	(136)	—	(136)	4	(132)
Common Stock issued (a)	—	140	—	—	—	140	—	140
Treasury stock/other	—	—	—	—	—	—	(5)	(5)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2023	$42	$23,029	$31,577	$(8,924)	$(2,047)	$43,677	$(71)	$43,606
Net income/(loss)	—	—	1,199	—	—	1,199	(26)	1,173
Other comprehensive income/(loss), net	—	—	—	(9)	—	(9)	(2)	(11)
Common stock issued (a)	—	115	—	—	—	115	—	115
Treasury stock/other	—	(112)	—	—	—	(112)	112	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(607)	—	—	(607)	—	(607)
Balance at September 30, 2023	$42	$23,032	$32,169	$(8,933)	$(2,047)	$44,263	$13	$44,276
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

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. The outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions, reported in Payables, was $253 million and $236 million at December 31, 2022 and September 30, 2023, respectively. The amount settled through the SCF program during the third quarter and first nine months of 2023 was $465 million and $1.4 billion, respectively.

We also adopted the following ASUs during 2023, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2022-01	Derivatives and Hedging – Fair Value Hedging – Portfolio Layer Hedging	January 1, 2023
2022-03	Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2023
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts (and related amendments)	January 1, 2023
2023-03	Amendments to SEC Paragraphs Pursuant to SEC Bulletins & Announcements	July 14, 2023
2023-04	Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121	August 3, 2023

Accounting Standards Issued But Not Yet Adopted

ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$36,111	$—	$36,111
Used vehicles	378	—	378
Services and other revenue (a)	664	13	677
Revenues from sales and services	37,153	13	37,166

Leasing income	52	1,123	1,175
Financing income	—	1,037	1,037
Insurance income	—	14	14
Total revenues	$37,205	$2,187	$39,392

	Third Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$39,916	$—	$39,916
Used vehicles	482	—	482
Services and other revenue (a)	733	20	753
Revenues from sales and services	41,131	20	41,151

Leasing income	45	1,017	1,062
Financing income	—	1,563	1,563
Insurance income	—	25	25
Total revenues	$41,176	$2,625	$43,801

	First Nine Months 2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$103,933	$—	$103,933
Used vehicles	1,180	—	1,180
Services and other revenue (a)	2,063	84	2,147
Revenues from sales and services	107,176	84	107,260

Leasing income	158	3,500	3,658
Financing income	—	3,103	3,103
Insurance income	—	37	37
Total revenues	$107,334	$6,724	$114,058

	First Nine Months 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$119,084	$—	$119,084
Used vehicles	1,408	—	1,408
Services and other revenue (a)	2,061	86	2,147
Revenues from sales and services	122,553	86	122,639

Leasing income	135	3,095	3,230
Financing income	—	4,290	4,290
Insurance income	—	70	70
Total revenues	$122,688	$7,541	$130,229
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights and marketing incentives we offer to our customers and their customers. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of marketing incentives, we recorded a de minimis adjustment related to revenue recognized in prior periods during both the third quarter of 2022 and 2023.

We had a balance of $4.4 billion and $4.7 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2022 and September 30, 2023, respectively. We expect to recognize approximately $400 million of the unearned amount in the remainder of 2023, $1.4 billion in 2024, and $2.9 billion thereafter. We recognized $343 million and $385 million of unearned amounts from prior years as revenue during the third quarter of 2022 and 2023, respectively, and $1.1 billion during both the first nine months of 2022 and 2023.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $315 million and $317 million in deferred costs as of December 31, 2022 and September 30, 2023, respectively. We recognized $22 million and $26 million of amortization during the third quarter of 2022 and 2023, respectively, and $66 million and $77 million in the first nine months of 2022 and 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Net periodic pension and OPEB income/(cost), excluding service cost (Note 13)	$431	$(273)	$1,320	$(605)
Investment-related interest income	181	414	331	1,134
Interest income/(expense) on income taxes	1	(6)	8	(12)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	609	(24)	(7,365)	(187)
Gains/(Losses) on changes in investments in affiliates	9	2	(137)	19
Gains/(Losses) on extinguishment of debt	(135)	—	(121)	—
Royalty income	118	124	373	354
Other	104	82	236	95
Total	$1,318	$319	$(5,355)	$798
__________
(a)    Includes a $646 million gain on our Rivian investment in the third quarter of 2022 and a $7.3 billion loss and a $31 million loss in the first nine months of 2022 and 2023, respectively.

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Net income/(loss) attributable to Ford Motor Company	$(827)	$1,199	$(3,270)	$4,873

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,021	4,004	4,017	3,999
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	—	46	—	41
Diluted shares	4,021	4,050	4,017	4,040
__________
(a)    In the third quarter and first nine months of 2022, there were 38 million and 42 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,295	$1,045	$4,340
U.S. government agencies	2	2,245	150	2,395
Non-U.S. government and agencies	2	1,048	199	1,247
Other cash equivalents	2	10	—	10
Corporate debt	2	593	792	1,385
Total marketable securities classified as cash equivalents		7,191	2,186	9,377
Cash, time deposits, and money market funds		7,550	8,207	15,757
Total cash and cash equivalents		$14,741	$10,393	$25,134

Marketable securities
U.S. government	1	$4,947	$187	$5,134
U.S. government agencies	2	2,641	221	2,862
Non-U.S. government and agencies	2	2,625	658	3,283
Corporate debt	2	6,755	266	7,021
Equities (a)	1	223	—	223
Other marketable securities	2	252	161	413
Total marketable securities		$17,443	$1,493	$18,936

Restricted cash		$79	$127	$206

		September 30, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,019	$2,111	$5,130
U.S. government agencies	2	3,148	100	3,248
Non-U.S. government and agencies	2	673	280	953
Corporate debt	2	889	659	1,548
Total marketable securities classified as cash equivalents		7,729	3,150	10,879
Cash, time deposits, and money market funds		8,047	7,501	15,548
Total cash and cash equivalents		$15,776	$10,651	$26,427

Marketable securities
U.S. government	1	$4,022	$274	$4,296
U.S. government agencies	2	1,645	223	1,868
Non-U.S. government and agencies	2	2,242	549	2,791
Corporate debt	2	4,951	269	5,220
Equities (a)	1	23	—	23
Other marketable securities	2	341	149	490
Total marketable securities		$13,224	$1,464	$14,688

Restricted cash		$83	$124	$207
__________
(a)Net unrealized gains/losses recognized during full year 2022 and the first nine months of 2023 on all equity securities held at December 31, 2022 and September 30, 2023 were a $968 million loss and a $6 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,797	$1	$(145)	$4,653	$1,008	$3,645	$—
U.S. government agencies	2,508	—	(119)	2,389	1,244	1,109	36
Non-U.S. government and agencies	2,248	—	(132)	2,116	294	1,810	12
Corporate debt	7,511	6	(197)	7,320	3,117	4,195	8
Other marketable securities	246	—	(9)	237	—	181	56
Total	$17,310	$7	$(602)	$16,715	$5,663	$10,940	$112

	September 30, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,073	$—	$(119)	$3,954	$1,787	$2,158	$9
U.S. government agencies	1,728	—	(90)	1,638	511	1,108	19
Non-U.S. government and agencies	2,173	—	(108)	2,065	762	1,291	12
Corporate debt	5,958	1	(149)	5,810	1,536	4,257	17
Other marketable securities	314	—	(6)	308	—	247	61
Total	$14,246	$1	$(472)	$13,775	$4,596	$9,061	$118

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Company excluding Ford Credit
Sales proceeds	$692	$506	$5,814	$2,384
Gross realized gains	—	—	7	1
Gross realized losses	5	6	20	27

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,860	$(52)	$1,570	$(93)	$4,430	$(145)
U.S. government agencies	707	(14)	1,658	(105)	2,365	(119)
Non-U.S. government and agencies	751	(23)	1,271	(109)	2,022	(132)
Corporate debt	4,571	(79)	1,737	(118)	6,308	(197)
Other marketable securities	123	(4)	108	(5)	231	(9)
Total	$9,012	$(172)	$6,344	$(430)	$15,356	$(602)

	September 30, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$1,014	$(19)	$2,939	$(100)	$3,953	$(119)
U.S. government agencies	290	(3)	1,348	(87)	1,638	(90)
Non-U.S. government and agencies	304	(4)	1,760	(104)	2,064	(108)
Corporate debt	3,000	(31)	2,644	(118)	5,644	(149)
Other marketable securities	161	(1)	140	(5)	301	(6)
Total	$4,769	$(58)	$8,831	$(414)	$13,600	$(472)

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2023, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$25,134	$26,427
Restricted cash (a)	206	207
Total cash, cash equivalents, and restricted cash	$25,340	$26,634
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2022	September 30, 2023
Consumer
Retail installment contracts, gross	$66,954	$71,134
Finance leases, gross	6,765	7,339
Retail financing, gross	73,719	78,473
Unearned interest supplements	(2,305)	(2,967)
Consumer finance receivables	71,414	75,506
Non-Consumer
Dealer financing	18,054	21,376
Non-Consumer finance receivables	18,054	21,376
Total recorded investment	$89,468	$96,882

Recorded investment in finance receivables	$89,468	$96,882
Allowance for credit losses	(845)	(876)
Total finance receivables, net	$88,623	$96,006

Current portion	$38,720	$42,572
Non-current portion	49,903	53,434
Total finance receivables, net	$88,623	$96,006

Net finance receivables subject to fair value (a)	$82,200	$89,078
Fair value (b)	79,521	86,812
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2022 and 2023 was $73 million and $102 million, respectively, and for the first nine months of 2022 and 2023 was $223 million and $276 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2022 and September 30, 2023, accrued interest was $187 million and $245 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2022 and September 30, 2023, were consumer receivables of $43.9 billion and $45.2 billion, respectively, and non-consumer receivables of $18.2 billion and $17.7 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61 - 120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,563	6,137	13,844	18,357	28,794	70,578	98.8
Total	$942	$2,639	$6,253	$14,071	$18,554	$28,955	$71,414	100.0%

The credit quality analysis of consumer receivables at September 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$50	$58	$140	$129	$172	$96	$645	0.9%
61 - 120 days past due	9	12	30	35	50	28	164	0.2
Greater than 120 days past due	8	4	6	10	10	3	41	—
Total past due	67	74	176	174	232	127	850	1.1
Current	1,296	3,090	8,787	12,867	22,254	26,362	74,656	98.9
Total	$1,363	$3,164	$8,963	$13,041	$22,486	$26,489	$75,506	100.0%

Gross charge-offs	$38	$30	$55	$61	$81	$14	$279

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$402	$148	$35	$67	$185	$224	$1,061	$13,888	$14,949	82.8%
Group II	2	21	—	5	2	42	72	2,751	2,823	15.6
Group III	—	—	—	—	—	10	10	233	243	1.4
Group IV	—	—	1	—	—	3	4	35	39	0.2
Total (a)	$404	$169	$36	$72	$187	$279	$1,147	$16,907	$18,054	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2022 were $9 million.

The credit quality analysis of dealer financing receivables at September 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$491	$31	$66	$159	$62	$285	$1,094	$17,393	$18,487	86.5%
Group II	2	—	2	4	2	50	60	2,384	2,444	11.4
Group III	—	—	—	—	1	6	7	386	393	1.8
Group IV	—	1	—	—	—	2	3	49	52	0.3
Total (a)	$493	$32	$68	$163	$65	$343	$1,164	$20,212	$21,376	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at September 30, 2023 were $4 million.

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

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2023, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2022			First Nine Months 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$754	$9	$763	$903	$22	$925
Charge-offs	(73)	—	(73)	(196)	(1)	(197)
Recoveries	39	1	40	126	3	129
Provision for/(Benefit from) credit losses	40	(1)	39	(67)	(14)	(81)
Other (a)	(9)	—	(9)	(15)	(1)	(16)
Ending balance	$751	$9	$760	$751	$9	$760

	Third Quarter 2023			First Nine Months 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$866	$7	$873	$838	$7	$845
Charge-offs	(105)	—	(105)	(279)	—	(279)
Recoveries	37	—	37	113	1	114
Provision for/(Benefit from) credit losses	75	(1)	74	193	(2)	191
Other (a)	(3)	—	(3)	5	—	5
Ending balance	$870	$6	$876	$870	$6	$876
__________
(a)    Primarily represents amounts related to translation adjustments.

During the third quarter and first nine months of 2023, the allowance for credit losses increased $3 million and $31 million, respectively, driven by an increase in Ford Credit finance receivables. Net charge-offs increased from a year ago reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2022	September 30, 2023
Raw materials, work-in-process, and supplies	$5,997	$6,408
Finished products	8,083	11,918
Total inventories	$14,080	$18,326

Our finished product inventory at September 30, 2023 was higher than at December 31, 2022. The increase primarily reflects higher in-plant and in-transit inventory, both of which include vehicles on hold for quality control.

NOTE 10. OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $384 million and $252 million at December 31, 2022 and September 30, 2023, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at September 30, 2023 was $13 million.

NOTE 11. GOODWILL

The net carrying amount of goodwill was $603 million and $597 million at December 31, 2022 and September 30, 2023, respectively, and is reported in Other assets in the non-current assets section of our consolidated balance sheets.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	September 30, 2023
Current
Dealer and dealers’ customer allowances and claims	$9,219	$10,636
Deferred revenue	2,404	2,754
Employee benefit plans	2,020	1,725
Accrued interest	935	1,100
Operating lease liabilities	404	473
OPEB (a)	329	329
Pension (a)	196	197
Other (b)	5,590	6,603
Total current other liabilities and deferred revenue	$21,097	$23,817
Non-current
Dealer and dealers’ customer allowances and claims	$6,095	$7,767
Pension (a)	5,673	5,967
OPEB (a)	4,130	4,055
Deferred revenue	4,883	4,938
Operating lease liabilities	1,101	1,407
Employee benefit plans	834	825
Other (b)	2,781	2,892
Total non-current other liabilities and deferred revenue	$25,497	$27,851
__________
(a)Balances at September 30, 2023 reflect pension and OPEB liabilities at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022. Included in Other assets are pension assets of $5.7 billion and $5.9 billion at December 31, 2022 and September 30, 2023, respectively.
(b)Includes current derivative liabilities of $1.3 billion and $1.4 billion at December 31, 2022 and September 30, 2023, respectively. Includes non-current derivative liabilities of $1.7 billion and $1.5 billion at December 31, 2022 and September 30, 2023, respectively (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Service cost	$125	$74	$101	$62	$10	$5
Interest cost	263	413	123	245	36	58
Expected return on assets	(642)	(474)	(245)	(227)	—	—
Amortization of prior service costs/(credits)	—	—	6	7	(1)	1
Net remeasurement (gain)/loss	7	176	—	(7)	—	—
Separation programs/other	9	3	11	57	1	—
Settlements and curtailments	1	20	—	1	—	—
Net periodic benefit cost/(income)	$(237)	$212	$(4)	$138	$46	$64

	First Nine Months
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Service cost	$375	$221	$319	$184	$31	$16
Interest cost	790	1,226	390	724	110	173
Expected return on assets	(1,927)	(1,440)	(772)	(669)	—	—
Amortization of prior service costs/(credits)	1	—	18	17	(2)	3
Net remeasurement (gain)/loss	7	370	16	1	—	—
Separation programs/other	20	15	28	118	—	—
Settlements and curtailments	1	65	—	2	—	—
Net periodic benefit cost/(income)	$(733)	$457	$(1)	$377	$139	$192

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the third quarter and first nine months of 2023, we paid lump sums for two of our pension plans, which resulted in remeasurement losses of $169 million and $371 million, respectively, and settlement expenses of $21 million and $67 million, respectively.

Pension Plan Contributions

During 2023, we continue to expect to contribute between $500 million and $600 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first nine months of 2023, we contributed $424 million to our global funded pension plans and made $301 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2022	September 30, 2023
Company excluding Ford Credit
Debt payable within one year
Short-term	$359	$284
Long-term payable within one year
Other debt (including finance leases)	372	154
Unamortized (discount)/premium	(1)	(1)
Total debt payable within one year	730	437
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,654	1,684
Other debt (including finance leases)	682	751
Unamortized (discount)/premium	(180)	(160)
Unamortized issuance costs	(191)	(177)
Total long-term debt payable after one year	19,200	19,333
Total Company excluding Ford Credit	$19,930	$19,770
Fair value of Company debt excluding Ford Credit (b)	$18,557	$18,582
Ford Credit
Debt payable within one year
Short-term	$19,624	$18,811
Long-term payable within one year
Unsecured debt	7,980	10,664
Asset-backed debt	21,839	18,756
Unamortized (discount)/premium	—	—
Unamortized issuance costs	(13)	(14)
Fair value adjustments (c)	4	(16)
Total debt payable within one year	49,434	48,201
Long-term debt payable after one year
Unsecured debt	39,620	42,700
Asset-backed debt	31,840	34,046
Unamortized (discount)/premium	23	13
Unamortized issuance costs	(184)	(219)
Fair value adjustments (c)	(1,694)	(1,849)
Total long-term debt payable after one year	69,605	74,691
Total Ford Credit	$119,039	$122,892
Fair value of Ford Credit debt (b)	$117,214	$122,386
__________
(a)As of September 30, 2023, each $1,000 principal amount of the notes will be convertible into 64.5755 shares of our Common Stock, which is equivalent to a conversion price of approximately $15.49 per share. We recognized issuance cost amortization of $2 million and $5 million during the third quarter and first nine months of 2022, respectively, and $2 million and $5 million during the third quarter and first nine months of 2023, respectively.
(b)At December 31, 2022 and September 30, 2023, the fair value of debt includes $359 million and $284 million of Company excluding Ford Credit short-term debt, respectively, and $16.9 billion and $15.7 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(320) million at December 31, 2022 and September 30, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $37.3 billion at December 31, 2022 and September 30, 2023, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2022	2023	2022	2023
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(44)	$21	$(224)	$111
Commodity contracts (b)	9	(18)	151	(42)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(39)	(137)	62	(407)
Fair value changes on hedging instruments	(600)	(219)	(1,922)	(285)
Fair value changes on hedged debt	615	210	1,991	223
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(8)	(23)	(17)	(56)
Fair value changes on hedging instruments	(66)	(46)	(164)	(48)
Fair value changes on hedged debt	67	44	173	47
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	44	22	125	44
Cross-currency interest rate swap contracts	(494)	(137)	(1,164)	(112)
Interest rate contracts	130	28	342	125
Commodity contracts	(41)	(4)	(72)	(60)
Total	$(427)	$(259)	$(719)	$(460)
__________
(a)For the third quarter and first nine months of 2022, a $535 million gain and a $641 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2023, a $372 million gain and a $19 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2022, a $90 million loss and a $166 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2023, a $58 million gain and a $42 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2022, a $68 million loss and a $12 million loss, respectively, were reported in Cost of sales, and a $112 million gain and a $137 million gain, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2023, a $37 million loss and a $14 million gain, respectively, were reported in Cost of sales, and a $59 million gain and a $30 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			September 30, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,536	$376	$52	$17,139	$218	$42
Commodity contracts	990	16	56	1,007	12	48
Fair value hedges
Interest rate contracts	16,883	—	1,653	16,821	—	1,439
Cross-currency interest rate swap contracts	885	—	161	2,078	—	202
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,851	162	285	20,654	181	115
Cross-currency interest rate swap contracts	6,635	15	653	6,396	55	515
Interest rate contracts	63,210	931	483	59,155	830	720
Commodity contracts	841	26	35	1,015	13	49
Total derivative financial instruments, gross (a) (b)	$121,831	$1,526	$3,378	$124,265	$1,309	$3,130

Current portion		$1,101	$1,656		$981	$1,650
Non-current portion		425	1,722		328	1,480
Total derivative financial instruments, gross		$1,526	$3,378		$1,309	$3,130
__________
(a)At December 31, 2022 and September 30, 2023, we held collateral of $210 million and $128 million, respectively, and we posted collateral of $201 million and $203 million, respectively.
(b)At December 31, 2022 and September 30, 2023, the fair value of assets and liabilities available for counterparty netting was $451 million and $512 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers as announced during 2023.

The following table summarizes the activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Beginning balance	$691	$1,277	$950	$588
Changes in accruals (a)	329	148	445	1,067
Payments	(188)	(298)	(539)	(493)
Foreign currency translation and other	(21)	(54)	(45)	(89)
Ending balance	$811	$1,073	$811	$1,073
__________
(a)Excludes pension costs of $11 million and $58 million in the third quarter of 2022 and 2023, respectively, and $27 million and $117 million in the first nine months of 2022 and 2023, respectively.

We recorded $35 million and $101 million in the third quarter and first nine months of 2022, respectively, for accelerated depreciation, impairment of our India assets, and other non-cash items and recognized a $38 million pre-tax net gain on sale of assets during the first nine months of 2022. We recorded $0 and $50 million in the third quarter and first nine months of 2023, respectively, for accelerated depreciation and other non-cash items. In addition, we recognized a $4 million and $23 million pre-tax net gain on sale of assets in the third quarter and first nine months of 2023, respectively.

We recorded costs of $535 million and $1.2 billion in the first nine months of 2022 and 2023, respectively, related to the actions above. We estimate that we will incur about $1.5 billion in total charges in 2023 related to such actions, primarily attributable to employee separations and supplier settlements. In October 2023, we announced that 1,000 positions will be retained as part of a planned new technology center at our Saarlouis facility in Germany after 2025. Accordingly, we will engage in discussions with our Social Partners related to the remaining affected positions at the Saarlouis Body and Assembly Plant. Our plans for the site beyond the 1,000 positions are uncertain, and there are no existing employee benefit programs covering non-voluntary separations. Therefore, potential future charges are not included in the estimate of total charges to be incurred in 2023 but could be significant once decisions are made. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at September 30, 2023 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In the first nine months of 2022, we reclassified losses of $155 million to Other income/(loss), net, upon the liquidation of three investments in Brazil.

NOTE 17. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Argo AI, LLC (“Argo AI”). In the third quarter of 2022, Ford made the strategic decision to shift our capital spending from L4 technology being developed by Argo AI to advanced L2/L3 systems, which we believe will ultimately be essential to achieve profitable commercialization of L4 autonomy at scale in the future. We determined that Argo AI no longer had value as a going concern, and as a result, we reassessed the carrying value of our investment as of September 30, 2022. Our valuation assumed an orderly conclusion of operations at Argo AI, in which the cash required to satisfy the remaining obligations would consume all of Argo AI’s remaining capital. In addition, we assessed whether Argo AI’s technology components have value in isolation, and we concluded that the cost to integrate into currently anticipated technology ecosystems would be prohibitive. Accordingly, we recorded a $2.7 billion pre-tax impairment in the third quarter of 2022. The non-cash charge was reported in Equity in net income/(loss) of affiliated companies.

In the fourth quarter of 2022, Ford and Volkswagen AG, who held equal interests that together comprised a majority ownership of Argo AI, initiated the process of exiting the joint development of highly automated driving technology (L4) through Argo AI. At December 31, 2022, the carrying value of our equity method investment in Argo AI was $0, and we had $65 million in Other liabilities and deferred revenue related to our funding commitment for our share of Argo AI’s expenses previously incurred. Argo AI is in the process of winding down operations, and in the second quarter of 2023, we settled our expected funding commitment.

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

On January 10, 2023, we completed the sale of the plants to Tata. Ford continues to operate the powertrain facility by leasing back the associated land and building. As a result of the sale transaction, we derecognized the fixed assets and recognized the powertrain facility operating lease right-of-use asset and related lease liability in the first quarter of 2023. The fair value of the cash consideration received approximated the carrying value of the fixed assets at the time of sale.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. ACQUISITIONS AND DIVESTITURES (Continued)

Ford Romania S.R.L. (“Ford Romania”). On July 1, 2022, we completed the sale of Ford Romania, our wholly-owned Romanian manufacturing subsidiary, to Ford Otosan, a joint venture in which Ford has a 41% ownership share. The transaction resulted in deconsolidation of our Ford Romania subsidiary in the third quarter of 2022. The fair value of consideration received, consisting of cash and a note receivable, approximated the carrying value of Ford Romania at the time of sale. The Ford Romania plant in Craiova, Romania continues to manufacture Ford-branded vehicles for Ford and Ford Otosan. Ford’s portion of the output is expected to be significant; as a result, at the time of the sale there were about $100 million of assets, such as embedded leases, and related liabilities that continue to be reported as part of our financial statements.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Foreign currency translation
Beginning balance	$(6,355)	$(5,649)	$(5,487)	$(6,416)
Gains/(Losses) on foreign currency translation	(996)	(368)	(2,063)	393
Less: Tax/(Tax benefit) (a)	36	(1)	5	(11)
Net gains/(losses) on foreign currency translation	(1,032)	(367)	(2,068)	404
(Gains)/Losses reclassified from AOCI to net income (b)	80	(2)	248	(6)
Other comprehensive income/(loss), net of tax (c)	(952)	(369)	(1,820)	398
Ending balance	$(7,307)	$(6,018)	$(7,307)	$(6,018)

Marketable securities
Beginning balance	$(355)	$(376)	$(19)	$(442)
Gains/(Losses) on available for sale securities	(199)	30	(647)	98
Less: Tax/(Tax benefit)	(47)	7	(153)	24
Net gains/(losses) on available for sale securities	(152)	23	(494)	74
(Gains)/Losses reclassified from AOCI to net income	5	6	13	26
Less: Tax/(Tax benefit)	1	1	3	6
Net (gains)/losses reclassified from AOCI to net income (b)	4	5	10	20
Other comprehensive income/(loss), net of tax	(148)	28	(484)	94
Ending balance	$(503)	$(348)	$(503)	$(348)

Derivative instruments
Beginning balance	$(143)	$(295)	$(193)	$129
Gains/(Losses) on derivative instruments	445	430	475	(61)
Less: Tax/(Tax benefit)	105	111	112	(16)
Net gains/(losses) on derivative instruments	340	319	363	(45)
(Gains)/Losses reclassified from AOCI to net income	35	(3)	73	(69)
Less: Tax/(Tax benefit)	8	(9)	19	(15)
Net (gains)/losses reclassified from AOCI to net income (d)	27	6	54	(54)
Other comprehensive income/(loss), net of tax	367	325	417	(99)
Ending balance	$224	$30	$224	$30

Pension and other postretirement benefits
Beginning balance	$(2,620)	$(2,604)	$(2,640)	$(2,610)
Amortization and recognition of prior service costs/(credits)	5	8	17	20
Less: Tax/(Tax benefit)	1	2	4	5
Net prior service costs/(credits) reclassified from AOCI to net income	4	6	13	15
Translation impact on non-U.S. plans	9	1	20	(2)
Other comprehensive income/(loss), net of tax	13	7	33	13
Ending balance	$(2,607)	$(2,597)	$(2,607)	$(2,597)

Total AOCI ending balance at September 30	$(10,193)	$(8,933)	$(10,193)	$(8,933)
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
(c)Excludes a $3 million gain and a $1 million loss in the third quarter and first nine months of 2022, respectively, and a $2 million loss and $2 million gain in the third quarter and first nine months of 2023, respectively, related to noncontrolling interest.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $97 million (see Note 15).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $1.0 billion and $3.0 billion at December 31, 2022 and September 30, 2023, respectively. Of these amounts, guarantees of $113 million at both December 31, 2022 and September 30, 2023 related to certain obligations of our VIEs also are included in Note 20.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of September 30, 2023, Ford has contributed to BOSK $2.2 billion of its agreed capital contribution of up to $6.6 billion through 2026, subject to any adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $518 million and $561 million at December 31, 2022 and September 30, 2023, respectively. The carrying value of recorded liabilities related to financial guarantees was $31 million and $39 million at December 31, 2022 and September 30, 2023, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $273 million and $8 million at December 31, 2022 and September 30, 2023, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $0 at both December 31, 2022 and September 30, 2023.

Included in the $8 million of maximum potential payments at September 30, 2023 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $2 million as of September 30, 2023 represents the total proceeds we guarantee the rental company will receive on resale.  Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we do not expect we will have to pay under the guarantee.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and customs matters, for which we estimate the aggregate risk to be a range of up to about $1.4 billion. In addition, we have a reasonably possible risk of loss related to supplier claims for an EV program in Europe. Because the matter is preliminary, we cannot estimate the amount of the potential loss or predict the outcome and cannot provide reasonable assurance that it will not have a material adverse effect on us.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2022	2023
Beginning balance	$8,451	$9,193
Payments made during the period	(3,063)	(3,481)
Changes in accrual related to warranties issued during the period	2,806	3,331
Changes in accrual related to pre-existing warranties	449	2,016
Foreign currency translation and other	(241)	(274)
Ending balance	$8,402	$10,785

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.5 billion in the aggregate.

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

Assets are reported in each segment, aligned to the appropriate operational responsibility. Manufacturing assets, e.g., our plants and the machinery and equipment therein, are included in our Ford Blue and Ford Model e segments. Manufacturing assets producing only, or primarily, EVs and related components are reflected in Ford Model e. Manufacturing assets that support the production of ICE and hybrid vehicles, including those producing ICE and electric in the same facility, are included in Ford Blue. Vendor tooling dedicated to producing EV parts is reported in Ford Model e. There are no Ford manufacturing or vendor tooling assets reported in Ford Pro. Regardless of the segment reporting the asset, depreciation and amortization expense is reflected on the basis of production volume and reported in the segment that reports the external vehicle sale.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
Third Quarter 2022
External revenues	$23,824	$1,401	$11,961	$11	$2,187	$8	$—	$—		$—		$39,392
Intersegment revenues (a)	8,923	16	—	—	—	—	—	—		(8,939)		—
Total revenues	$32,747	$1,417	$11,961	$11	$2,187	$8	$—	$—		$(8,939)		$39,392

Income/(Loss) before income taxes	$1,466	$(612)	$402	$(244)	$599	$192	$(321)	$(2,607)	(b)	$—		$(1,125)
Equity in net income/(loss) of affiliated companies	80	(4)	109	(87)	8	—	—	(2,732)	(c)	—		(2,626)
Total assets	55,897	4,407	2,139	415	127,088	57,972	—	—		(999)	(d)	246,919

Third Quarter 2023
External revenues	$25,587	$1,758	$13,829	$1	$2,625	$1	$—	$—		$—		$43,801
Intersegment revenues (a)	8,925	241	—	—	—	—	—	—		(9,166)		—
Total revenues	$34,512	$1,999	$13,829	$1	$2,625	$1	$—	$—		$(9,166)		$43,801

Income/(loss) before income taxes	$1,718	$(1,329)	$1,654	$(17)	$358	$(186)	$(324)	$(487)	(e)	$—		$1,387
Equity in net income/(loss) of affiliated companies	90	(9)	179	(5)	9	—	—	(1)		—		263
Total assets	60,282	10,966	3,137	235	142,615	53,097	—	—		(2,259)	(d)	268,073

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Nine Months 2022
External revenues	$68,468	$3,693	$35,033	$120	$6,724	$20	$—	$—		$—		$114,058
Intersegment revenues (a)	25,879	93	—	—	—	—	—	—		(25,972)		—
Total revenues	$94,347	$3,786	$35,033	$120	$6,724	$20	$—	$—		$(25,972)		$114,058

Income/(Loss) before income taxes	$5,298	$(1,502)	$1,772	$(707)	$2,466	$524	$(941)	$(11,092)	(b)	$—		$(4,182)
Equity in net income/(loss) of affiliated companies	212	(9)	278	(245)	18	1	—	(2,856)	(c)	—		(2,601)

First Nine Months 2023
External revenues	$75,713	$4,299	$42,667	$2	$7,541	$7	$—	$—		$—		$130,229
Intersegment revenues (a)	28,308	422	—	—	—	—	—	—		(28,730)		—
Total revenues	$104,021	$4,721	$42,667	$2	$7,541	$7	$—	$—		$(28,730)		$130,229

Income/(loss) before income taxes	$6,649	$(3,131)	$5,411	$(87)	$1,051	$(530)	$(936)	$(2,593)	(e)	$—		$5,834
Equity in net income/(loss) of affiliated companies	249	(15)	456	(23)	23	1	—	(422)	(f)	—		269
__________
(a)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(b)Primarily reflects gains/(losses) on our Rivian investment and the impairment of our Argo AI equity method investment.
(c)Primarily reflects the impairment of our Argo AI equity method investment.
(d)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business.
(e)Primarily reflects restructuring actions, mark-to-market adjustments for our global pension and OPEB plans, and an accrual for the Transit Connect customs matter.
(f)Primarily reflects our share of charges from an equity method investment resulting from Ford's ongoing restructuring actions in China.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

UAW and Unifor

On September 14, 2023, our collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) in the United States expired. Following the expiration of the agreement, negotiations with the UAW continued; however, UAW strikes at our Michigan Assembly Plant (where we produce the Ranger and Bronco), Chicago Assembly Plant (where we produce the Explorer and Aviator), and Kentucky Truck Plant (where we produce the Super Duty, Expedition, and Navigator) led to the cessation of production at those facilities and impacted operations at additional Ford plants that support or rely on the production operations at the three strike locations. In the third quarter of 2023, the UAW strike had an adjusted EBIT impact of about $100 million.

Although a tentative agreement has been reached with the UAW, it is still subject to union ratification. As a result, the ultimate impact on our business, including our suppliers, remains uncertain and could have a substantial adverse effect on our financial results for full-year 2023. Overall, we expect the unit impact from the strike for Ford as of October 26, 2023 to be around 80,000 units, which would reduce 2023 adjusted EBIT by about $1.3 billion. See Item 1A. Risk Factors in our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC for additional discussion of the risks related to production disruptions.

In addition, based on the tentative agreement that has been reached with the UAW, we expect to have a significant increase in labor costs through the life of the contract.

On September 24, 2023, Unifor-represented employees in Canada ratified a new three-year collective bargaining agreement with Ford.

Electric Vehicle Market

Although we continue to invest significant capital in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which may lead us to adjust our spending and/or production to better match the pace of electric vehicle adoption. As a result of the lower-than-anticipated adoption rates, we accrued about $0.2 billion of charges in the third quarter of 2023 and may continue to incur charges, which could be substantial, for payments to our electric vehicle-related suppliers (battery, raw material, and otherwise). Typically, our supplier contracts are annual commitments; however, in certain instances, we have entered into long-term offtake agreements and other purchase contracts to acquire materials necessary for the production of our electric vehicles. In instances where a contract is unable to be restructured or an alternate purchaser is unable to be found, Ford, rather than our suppliers, bears the risks associated with lower-than-expected electric vehicle production volumes that reduce the need for those materials. For additional information on our offtake agreements, see the Liquidity and Capital Resources section below.

In addition, slower-than-anticipated development of the electric vehicle market may impact our strategy to comply with regulatory standards, and, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance or we may need to modify our product offerings.

See Item 1A. Risk Factors in our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Supply Chain

We have received and continue to receive claims from our supply base related to inflationary pressure and production disruption. Upon receipt, we evaluate those claims, and, in certain circumstances, in order to ensure continuity of supply and mitigate the impact on our production, have made payments to our suppliers, sometimes under duress. We continue to reevaluate our supply base and sourcing decisions and may in the future incur charges to improve flexibility and cost competitiveness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the third quarter of 2023, the net income attributable to Ford Motor Company was $1,199 million, and Company adjusted EBIT was $2,198 million.

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

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Restructuring (by Geography)
China	$(17)	$(126)	$(37)	$(881)
Europe	(12)	(42)	(61)	(463)
Ford Credit - Brazil	—	—	(155)	—
Other (a)	(362)	33	(466)	(114)
Subtotal Restructuring	$(391)	$(135)	$(719)	$(1,458)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(7)	$(169)	$(23)	$(371)
Pension settlements and curtailments	—	(79)	—	(184)
Subtotal Pension and OPEB Gain/(Loss)	$(7)	$(248)	$(23)	$(555)
Other Items
Gain/(loss) on Rivian investment	$646	$—	$(7,250)	$(31)
AV strategy including Argo impairment	(2,708)	—	(2,708)	—
Transit Connect customs matter	—	(96)	—	(396)
Russia suspension of operations/asset write-off	2	—	(130)	—
Patent matters related to prior calendar years	—	—	(121)	8
Other (including gains/(losses) on investments)	(149)	(8)	(141)	(161)
Subtotal Other Items	$(2,209)	$(104)	$(10,350)	$(580)
Total EBIT Special Items	$(2,607)	$(487)	$(11,092)	$(2,593)

Provision for/(Benefit from) tax special items (b)	$(544)	$(87)	$(2,273)	$(408)
__________
(a)Includes $180 million and $175 million in the third quarter of 2022 and $210 million and $250 million in the first nine months of 2022 of North America and India restructuring charges, respectively.
(b)Includes related tax effect on special items and tax special items.

We recorded $487 million of pre-tax special item charges in the third quarter of 2023, driven primarily by pension and OPEB remeasurement, restructuring actions in China, and the Transit Connect customs matter.

In Note 21 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter and first nine months 2023 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2022	2023	H / (L)	2022	2023	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$3.8	$4.6	$0.8	$5.7	$12.4	$6.8
Revenue ($M)	39,392	43,801	11%	114,058	130,229	14%
Net Income/(Loss) ($M)	(827)	1,199	$2,026	(3,270)	4,873	$8,143
Net Income/(Loss) Margin (%)	(2.1)%	2.7%	4.8 ppts	(2.9)%	3.7%	6.6 ppts
EPS (Diluted)	$(0.21)	$0.30	$0.51	$(0.81)	$1.21	$2.02

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$3.6	$1.2	$(2.4)	$6.6	$4.8	$(1.8)
Company Adj. EBIT ($M)	1,803	2,198	395	7,851	9,363	1,512
Company Adj. EBIT Margin (%)	4.6%	5.0%	0.4 ppts	6.9%	7.2%	0.3 ppts
Adjusted EPS (Diluted)	$0.30	$0.39	$0.09	$1.37	$1.73	$0.36
Adjusted ROIC (Trailing Four Quarters)	10.7%	15.1%	4.4 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2023, our diluted earnings per share of Common and Class B Stock was $0.30, and our diluted adjusted earnings per share was $0.39.

Net income/(loss) margin was 2.7% in the third quarter of 2023, up 4.8 percentage points from a year ago. Company adjusted EBIT margin was 5.0% in the third quarter of 2023, up 0.4 percentage points from a year ago.

The year-over-year increase of $2.0 billion in net income in the third quarter of 2023 was primarily driven by the non-recurrence of an impairment on our Argo investment (included in special items in the third quarter of 2022) and higher adjusted EBIT, offset partially by the non-recurrence of a mark-to-market gain on our Rivian investment (also included in special items in the third quarter of 2022).

The year-over-year increase of $395 million in Company adjusted EBIT was driven by higher Ford Pro and Ford Blue EBIT and a lower EBIT loss in Ford Next. Partial offsets included higher EBIT losses in Ford Model e, lower past service pension and OPEB income in Corporate Other, and lower Ford Credit EBT.

The table below shows our third quarter and first nine months 2023 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2022	2023	H / (L)	2022	2023	H / (L)
Ford Blue	$1,466	$1,718	$252	$5,298	$6,649	$1,351
Ford Model e	(612)	(1,329)	(717)	(1,502)	(3,131)	(1,629)
Ford Pro	402	1,654	1,252	1,772	5,411	3,639
Ford Next	(244)	(17)	227	(707)	(87)	620
Ford Credit	599	358	(241)	2,466	1,051	(1,415)
Corporate Other	192	(186)	(378)	524	(530)	(1,054)
Company Adjusted EBIT (a)	1,803	2,198	395	7,851	9,363	1,512
Interest on Debt	(321)	(324)	3	(941)	(936)	(5)
Special Items	(2,607)	(487)	(2,120)	(11,092)	(2,593)	(8,499)
Taxes / Noncontrolling Interests	298	(188)	486	912	(961)	1,873
Net Income/(Loss)	$(827)	$1,199	$2,026	$(3,270)	$4,873	$8,143
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide third quarter and first nine months 2023 key metrics and the change in third quarter 2023 EBIT compared with third quarter 2022 by causal factor for each of our segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	Third Quarter			First Nine Months
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000) (a)	741	736	(5)	2,074	2,162	88
Revenue ($M)	$23,824	$25,587	$1,763	$68,468	$75,713	$7,245
EBIT ($M)	1,466	1,718	252	5,298	6,649	1,351
EBIT Margin (%)	6.2%	6.7%	0.6 ppts	7.7%	8.8%	1.0 ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 134,000 units in Q3 2022 and 124,000 units in Q3 2023).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2022 EBIT	$1,466
Volume / Mix	34
Net Pricing	418
Cost	(317)
Exchange	(138)
Other	255
Third Quarter 2023 EBIT	$1,718

In the third quarter of 2023, Ford Blue’s wholesales decreased 0.6% from a year ago. Third quarter 2023 revenue increased 7%, driven by favorable mix and higher net pricing.

Ford Blue’s third quarter 2023 EBIT was $1.7 billion, an increase of $252 million from a year ago, with an EBIT margin of 6.7%. The higher EBIT was driven by lower commodity costs and higher net pricing, offset partially by higher warranty costs (reflecting an increase for field service actions and inflationary cost pressures) and higher material costs for new products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Third Quarter			First Nine Months
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000)	25	36	11	67	82	16
Revenue ($M)	$1,401	$1,758	$357	$3,693	$4,299	$606
EBIT ($M)	(612)	(1,329)	(717)	(1,502)	(3,131)	(1,629)
EBIT Margin (%)	(43.7)%	(75.6)%	(31.9) ppts	(40.7)%	(72.8)%	(32.1) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2022 EBIT	$(612)
Volume / Mix	(44)
Net Pricing	(208)
Cost	(464)
Exchange	(19)
Other	18
Third Quarter 2023 EBIT	$(1,329)

In the third quarter of 2023, Ford Model e’s wholesales increased 44% from a year ago, reflecting increased production capacity for Mustang Mach-E. Third quarter 2023 revenue increased 26%, primarily driven by higher wholesales, offset partially by lower net pricing and unfavorable mix.

Ford Model e’s third quarter 2023 EBIT loss was $1.3 billion, a $717 million higher loss than a year ago, with an EBIT margin of negative 75.6%. The lower EBIT was primarily driven by higher material costs (including about $160 million of volume related obligations for batteries and certain other commodities), lower net pricing, higher field service action warranty costs, and higher volume/capacity-related manufacturing costs, offset partially by lower commodity costs.

Ford Pro Segment

	Third Quarter			First Nine Months
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Wholesale Units (000) (a)	321	314	(6)	943	1,016	73
Revenue ($M)	$11,961	$13,829	$1,868	$35,033	$42,667	$7,634
EBIT ($M)	402	1,654	1,252	1,772	5,411	3,639
EBIT Margin (%)	3.4%	12.0%	8.6 ppts	5.1%	12.7%	7.6 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 18,000 units in Q3 2022 and 24,000 units in Q3 2023).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2022 EBIT	$402
Volume / Mix	(352)
Net Pricing	1,874
Cost	(268)
Exchange	1
Other	(3)
Third Quarter 2023 EBIT	$1,654

In the third quarter of 2023, Ford Pro’s wholesales decreased 2% from a year ago, driven by new product launch changeover and production-related supply constraints. Third quarter 2023 revenue increased 16%, driven by higher net pricing, partially offset by lower volume.

Ford Pro’s third quarter 2023 EBIT was $1.7 billion, an increase of $1.3 billion from a year ago, with an EBIT margin of 12.0%. The improvement in EBIT was driven by higher net pricing and lower commodity costs. Partial offsets included lower wholesales and higher costs, including warranty (reflecting inflationary cost increases on repairs and for field service actions), higher material costs for new products, as well as volume related obligations for batteries and certain other commodities (about $60 million).

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

In this segment, our third quarter 2023 EBIT loss was $17 million, a $227 million improvement from a year ago. Ford Next has evolved from primarily investing in the development of autonomous vehicle capabilities to focus exclusively on incubating and launching new businesses creating strategic value for Ford.

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

The tables below provide third quarter and first nine months 2023 key metrics and the change in third quarter 2023 EBT compared with third quarter 2022 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2022	2023	H / (L)	2022	2023	H / (L)
Total Net Receivables ($B)	$116	$126	$10
Loss-to-Receivables (bps) (a)	18	38	20	10	32	22
Auction Values (b)	$32,010	$30,250	(5)%	$33,565	$31,010	(8)%
EBT ($M)	599	358	$(241)	2,466	1,051	$(1,415)
ROE (%)	15%	8%	(7) ppts	21%	8%	(13) ppts

Other Balance Sheet Metrics
Debt ($B)	$108	$123	14%
Net Liquidity ($B)	21	27	29%
Financial Statement Leverage (to 1)	9.4	9.7	0.3
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2023 mix and YTD amounts at 2023 YTD mix.

Change in EBT by Causal Factor (in millions)
Third Quarter 2022 EBT	$599
Volume / Mix	50
Financing Margin	(75)
Credit Loss	(36)
Lease Residual	(97)
Exchange	10
Other	(93)
Third Quarter 2023 EBT	$358

Ford Credit’s total net receivables of $126 billion were 9% higher than a year ago, reflecting the impact of increased non-consumer and consumer financing, partially offset by a smaller lease portfolio. The U.S. loss-to-receivables (“LTR”) ratio remained at a low level in the third quarter of 2023, at 38 basis points, though higher than a year ago as losses continue to normalize from historic lows. U.S. auction values in the third quarter of 2023 were lower compared to a year ago.

Ford Credit’s third quarter 2023 EBT of $358 million was $241 million lower than a year ago, explained primarily by lower lease residual performance, the non-recurrence of derivative market valuation adjustment gains (included in Other), lower financing margin due to higher borrowing costs, and higher credit losses.

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2023, Corporate Other had a $186 million loss, compared with a $192 million profit a year ago. The loss was driven by lower past service pension and OPEB income, which was partially offset by higher Company excluding Ford Credit interest income due to increases in interest rates (primarily Fed Funds).

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $324 million in the third quarter of 2023, $3 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2023 was a provision of $214 million and $982 million, respectively. This resulted in effective tax rates of 15.4% and 16.8%, respectively.

Our third quarter and first nine months of 2023 adjusted effective tax rates, which exclude special items, were 16.1% and 16.5%, respectively.

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

At September 30, 2023, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $41.3 billion.

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

Company excluding Ford Credit

	December 31, 2022	September 30, 2023
Balance Sheets ($B)
Company Cash	$32.3	$29.1
Liquidity	48.0	50.6
Debt	(19.9)	(19.8)
Cash Net of Debt	12.3	9.3

Pension Funded Status ($B) (a)
Funded Plans	$4.1	$3.9
Unfunded Plans	(4.3)	(4.1)
Total Global Pension	$(0.2)	$(0.2)

Total Funded Status OPEB	$(4.5)	$(4.4)
__________
(a)Balances at September 30, 2023 reflect net funded status at December 31, 2022, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Liquidity. One of our key priorities is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At September 30, 2023, we had Company cash of $29.1 billion and liquidity of $50.6 billion. At September 30, 2023, about 87% of Company cash was held by consolidated entities domiciled in the United States.

To be prepared for an economic downturn and other stress scenarios, including potential labor disruptions, we target an ongoing Company cash balance at or above $20 billion plus significant additional liquidity above our Company cash target. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic or operating environment.

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

With respect to “Changes in working capital,” in general, the Company excluding Ford Credit carries relatively low trade receivables compared with our trade payables because the majority of our wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our trade payables are based primarily on industry-standard production supplier payment terms of about 45 days. As a result, our cash flow deteriorates if wholesale volumes (and the corresponding revenue) decrease while trade payables continue to become due. Conversely, our cash flow improves if wholesale volumes (and the corresponding revenue) increase while new trade payables are generally not due for about 45 days. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. The UAW labor disruption has impacted production at several of our manufacturing facilities and, similar to our experience during COVID-19, could result in a significant deterioration of our cash flow. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

Our finished product inventory at September 30, 2023 was higher than at December 31, 2022. The increase primarily reflects higher in-plant and in-transit inventory, both of which include vehicles on hold for quality control.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future enter into, offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to $6.6 billion in capital to BlueOval SK, LLC over a five-year period ending in 2026. Such investments, which are part of our plan to invest over $50 billion in electric vehicles through 2026, could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. As of September 30, 2023, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements, subject to certain conditions, total about $12 billion through 2035 based on our present pricing forecast; however, our pricing forecast could fluctuate significantly from period to period, which could result in significant increases or decreases in the estimate of our overall purchase commitment. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In addition, we may enter into additional offtake agreements with raw material suppliers, the costs under which could be significant. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in 2024. See Item 1A. Risk Factors in our 2022 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to our offtake agreements and other long-term purchase contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of September 30, 2023, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $236 million. The amount settled through the SCF program during the first nine months of 2023 was $1.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.2	$1.8	$5.4	$8.3

Capital spending	$(1.6)	$(2.2)	$(4.5)	$(5.9)
Depreciation and tooling amortization	1.3	1.3	3.9	3.9
Net spending	$(0.3)	$(0.9)	$(0.6)	$(2.0)

Receivables	$(0.1)	$(0.6)	$(0.6)	$(0.8)
Inventory	(1.7)	(0.8)	(4.1)	(4.2)
Trade Payables	3.9	0.2	5.9	1.9
Changes in working capital	$2.2	$(1.1)	$1.1	$(3.1)

Ford Credit distributions	$0.5	$—	$2.1	$—
Interest on debt and cash taxes	(0.3)	(0.4)	(1.2)	(1.7)
All other and timing differences	0.3	1.8	(0.2)	3.3
Company adjusted free cash flow (a)	$3.6	$1.2	$6.6	$4.8

Restructuring	$(0.2)	$(0.3)	$—	$(0.4)
Changes in debt	1.0	—	0.1	(0.2)
Funded pension contributions	(0.1)	(0.2)	(0.5)	(0.4)
Shareholder distributions	(0.6)	(0.6)	(1.4)	(4.4)
All other (b)	(0.3)	(0.9)	(9.3)	(2.6)
Change in cash	$3.3	$(0.8)	$(4.5)	$(3.2)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)Includes a $0.6 billion gain and a $7.3 billion loss on our Rivian investment in the third quarter and first nine months of 2022, respectively.
Note: Numbers may not sum due to rounding.

Our third quarter 2023 Net cash provided by/(used in) operating activities was positive $4.6 billion, $0.8 billion higher than a year ago (see page 63 for additional information). The increase was driven primarily by higher net income and higher Ford Credit operating cash flow, offset partially by a decrease in working capital. Company adjusted free cash flow was $1.2 billion, $2.4 billion lower than a year ago. The decrease was driven by unfavorable working capital and higher capital spending, offset partially by more favorable timing differences and higher adjusted EBIT excluding Ford Credit.

Capital spending was $2.2 billion in the third quarter of 2023, an increase of $0.6 billion from a year ago. We now expect full year 2023 capital spending to be in the range of $8 billion to $8.5 billion.

Third quarter 2023 working capital impact was $1.1 billion negative, driven by higher inventory and higher receivables, offset partially by higher trade payables, each compared to June 30, 2023. All other and timing differences were positive $1.8 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., pension and OPEB income or expense; compensation payments; marketing incentive and warranty payments to dealers).

In the third quarter of 2023, we contributed $190 million to our global funded pension plans. We continue to expect to contribute between $500 million and $600 million to our global funded pension plans in 2023.

Shareholder distributions were $0.6 billion in the third quarter of 2023, all of which was attributable to our regular dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2023 were $23.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.8 billion of our 364-day revolving credit facility (initially entered into in June 2022 and amended most recently in April 2023), $4.0 billion of our new 364-day revolving credit facility (discussed below), and $2.1 billion of local credit facilities. At September 30, 2023, the utilized portion of the corporate credit facility was $18 million, representing amounts utilized for letters of credit. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of September 30, 2023.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 26, 2026 and $10.1 billion of commitments maturing on April 26, 2028. Lenders under our supplemental revolving credit facility have $0.1 billion of commitments maturing on September 29, 2024 and $1.9 billion of commitments maturing on April 26, 2026. Lenders under our 364-day revolving credit facility initially entered into in 2022 and amended most recently in April 2023 (the “April 2023 364-day revolving credit facility”) have $1.8 billion of commitments maturing on April 24, 2024.

On August 17, 2023, we entered into a new 364-day revolving credit facility (the “August 2023 364-day revolving credit facility”), with $4 billion of commitments maturing on August 15, 2024. This new 364-day revolving credit facility provides additional working capital flexibility to manage through uncertainties in the present environment.

The corporate, supplemental, and April 2023 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed the 2022 targets for all three of the sustainability-linked metrics, which favorably impacted pricing beginning in the third quarter of 2023.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the corporate credit facility, supplemental revolving credit facility, and April 2023 364-day revolving credit facility. The terms and conditions of the supplemental, April 2023 364-day, and August 2023 364-day revolving credit facilities are consistent with our corporate credit facility. Ford Credit has been designated as a subsidiary borrower under the corporate credit facility and the April 2023 364-day revolving credit facility.

Each of the corporate credit facility, supplemental revolving credit facility, April 2023 364-day revolving credit facility, and August 2023 364-day revolving credit facility include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. The following subsidiaries have provided unsecured guarantees to the lenders under the credit facilities: Ford Component Sales, LLC; Ford European Holdings Inc.; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Trading Company, LLC; and Ford Van Dyke Investment Fund, Inc.

Debt. As shown in Note 14 of the Notes to the Financial Statements, at September 30, 2023, Company debt excluding Ford Credit was $19.8 billion. This balance is $0.2 billion lower than at December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the third quarter of 2023 with $27 billion of liquidity, up $5.9 billion from year-end. Ford Credit continues to have robust access to the capital markets, completing $22 billion of public term issuances through October 25, 2023.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Funding Structure
Term unsecured debt	$46.4	$48.3	$50.7
Term asset-backed securities	48.9	56.4	55.9
Retail Deposits / Ford Interest Advantage	12.7	14.3	16.3
Other	3.6	2.6	2.2
Equity	11.4	11.9	12.6
Adjustments for cash	(7.5)	(11.2)	(11.4)
Total Net Receivables	$115.5	$122.3	$126.3

Securitized Funding as Percent of Total Debt	45.3%	47.4%	45.5%

Net receivables were $126.3 billion at September 30, 2023 and were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.5% as of September 30, 2023.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2021 and 2022, planned issuances for full year 2023, and its global public term funding issuances through October 25, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through October 25
Unsecured	$5	$6	$ 10 - 13	$10
Securitizations (a)	9	10	13 - 14	12
Total public	$14	$16	$ 23 - 27	$22
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2023, Ford Credit now projects full year public term funding in the range of $23 billion to $27 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Liquidity Sources (a)
Cash	$7.6	$11.3	$11.6
Committed asset-backed facilities	34.2	37.4	42.3
Other unsecured credit facilities	2.1	2.3	2.4
Total liquidity sources	$43.9	$51.0	$56.3

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.7)	$(2.9)	$(2.9)
Committed asset-backed facilities	(20.0)	(26.6)	(25.8)
Other unsecured credit facilities	(0.5)	(0.8)	(0.7)
Total utilization of liquidity	$(23.2)	$(30.3)	$(29.4)

Gross liquidity	$20.7	$20.7	$26.9
Other adjustments	0.3	0.4	0.1
Net liquidity available for use	$21.0	$21.1	$27.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2023, Ford Credit’s net liquidity available for use was $27 billion, $5.9 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $4.9 billion in committed asset-backed capacity. At September 30, 2023, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $56.3 billion, up $5.3 billion from year-end 2022.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Leverage Calculation
Debt	$108.0	$119.0	$122.9
Equity (a)	11.4	11.9	12.6
Financial statement leverage (to 1)	9.4	10.0	9.7
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At September 30, 2023, Ford Credit’s financial statement leverage was 9.7:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of September 30, 2023, our total Company pension underfunded status reported on our consolidated balance sheets was $0.2 billion and reflects the net funded status at December 31, 2022, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2022.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2022	September 30, 2023
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$9.0	$6.2
Add: Noncontrolling interest	0.1	(0.3)
Less: Income tax	1.8	(0.9)
Add: Cash tax	(0.6)	(1.1)
Less: Interest on debt	(1.4)	(1.3)
Less: Total pension/OPEB income/(cost)	4.3	(1.2)
Add: Pension/OPEB service costs	(1.0)	(0.7)
Net operating profit/(loss) after cash tax	$2.7	$7.5
Less: Special items (excl. pension/OPEB) pre-tax	(4.9)	(2.7)
Adjusted net operating profit/(loss) after cash tax	$7.6	$10.2

Invested Capital
Equity	$42.1	$44.3
Debt (excl. Ford Credit)	20.3	19.8
Net pension and OPEB liability	4.6	4.6
Invested capital (end of period)	$66.9	$68.6
Average invested capital	$71.0	$67.5

ROIC (a)	3.8%	11.1%
Adjusted ROIC (Non-GAAP) (b)	10.7%	15.1%
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023:

•On September 6, 2023, Fitch upgraded the credit ratings for Ford and Ford Credit to BBB- from BB+ and revised the outlook to stable from positive.

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

On July 27, 2023, we affirmed an adjusted EBIT range of $11 billion to $12 billion for full-year 2023 with adjusted free cash flow of $6.5 billion to $7 billion. Based on the $9.4 billion in adjusted EBIT we earned through the third quarter, we were on track to deliver our prior guidance. However, the UAW strike created significant uncertainty regarding our full-year results, and, although a tentative agreement has been reached with the UAW, given the impact of the strike and the fact that the agreement is subject to ratification, we are withdrawing our full-year 2023 guidance. This is in part because of the continued disruption in the industry with ongoing strikes and the follow-on impact to our shared supply base, the ramp of production in our plants and at our supplier partners, as well as other additional impacts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Net income/(loss) attributable to Ford (GAAP)	$(827)	$1,199	$(3,270)	$4,873
Income/(Loss) attributable to noncontrolling interests	(103)	(26)	(141)	(21)
Net income/(loss)	$(930)	$1,173	$(3,411)	$4,852
Less: (Provision for)/Benefit from income taxes	195	(214)	771	(982)
Income/(Loss) before income taxes	$(1,125)	$1,387	$(4,182)	$5,834
Less: Special items pre-tax	(2,607)	(487)	(11,092)	(2,593)
Income/(Loss) before special items pre-tax	$1,482	$1,874	$6,910	$8,427
Less: Interest on debt	(321)	(324)	(941)	(936)
Adjusted EBIT (Non-GAAP)	$1,803	$2,198	$7,851	$9,363

Memo:
Revenue ($B)	$39.4	$43.8	$114.1	$130.2
Net income/(loss) margin (GAAP) (%)	(2.1)%	2.7%	(2.9)%	3.7%
Adjusted EBIT margin (Non-GAAP) (%)	4.6%	5.0%	6.9%	7.2%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$(827)	$1,199	$(3,270)	$4,873
Less: Impact of pre-tax and tax special items (a)	(2,063)	(376)	(8,819)	(2,098)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,236	$1,575	$5,549	$6,971

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,021	4,004	4,017	3,999
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	38	46	42	41
Diluted shares	4,059	4,050	4,059	4,040

Earnings/(Loss) per share – diluted (GAAP) (b)	$(0.21)	$0.30	$(0.81)	$1.21
Less: Net impact of adjustments	(0.51)	(0.09)	(2.18)	(0.52)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.30	$0.39	$1.37	$1.73
_________
(a)Includes adjustment for noncontrolling interest in 2023.
(b)In the third quarter and first nine months of 2022, there were 38 million and 42 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2022	2023	2022	2023	Memo: FY 2022
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(1,125)	$1,387	$(4,182)	$5,834	$(3,016)
Less: Impact of special items	(2,607)	(487)	(11,092)	(2,593)	(12,172)
Adjusted earnings before taxes (Non-GAAP)	$1,482	$1,874	$6,910	$8,427	$9,156

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$195	$(214)	$771	$(982)	$864
Less: Impact of special items (a)	544	87	2,273	408	2,573
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(349)	$(301)	$(1,502)	$(1,390)	$(1,709)

Tax Rate (%)
Effective tax rate (GAAP)	17.3%	15.4%	18.4%	16.8%	28.6%
Adjusted effective tax rate (Non-GAAP)	23.5%	16.1%	21.7%	16.5%	18.7%
_________
(a)The first nine months of 2022 reflects the tax consequences of unrealized losses on marketable securities. Full Year 2022 reflects the tax consequences of unrealized losses on marketable securities and favorable changes in our valuation allowances.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Net cash provided by/(used in) operating activities (GAAP)	$3,812	$4,591	$5,675	$12,426

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$(439)	$1,800	$(2,198)	$3,007
Funded pension contributions	(130)	(190)	(458)	(424)
Restructuring (including separations) (a)	(179)	(297)	(492)	(496)
Ford Credit tax payments/(refunds) under tax sharing agreement	22	—	22	(5)
Other, net	(150)	(151)	(150)	(364)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,613)	$(2,191)	$(4,465)	$(5,878)
Ford Credit distributions	500	—	2,100	—
Settlement of derivatives	26	(13)	54	7
Company adjusted free cash flow (Non-GAAP)	$3,601	$1,225	$6,640	$4,837
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

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2023
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$4,078	$774	$—	$4,852
Depreciation and tooling amortization	3,956	1,722	—	5,678
Other amortization	4	(857)	—	(853)
Provision for/(Benefit from) credit and insurance losses	104	245	—	349
Pension and OPEB expense/(income)	1,026	—	—	1,026
Equity method investment dividends received in excess of (earnings)/losses and impairments	(59)	(12)	—	(71)
Foreign currency adjustments	(3)	(96)	—	(99)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	193	(6)	—	187
Net (gain)/loss on changes in investments in affiliates	(19)	—	—	(19)
Stock compensation	340	10	—	350
Provision for/(Benefit from) deferred income taxes	(43)	(2)	—	(45)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(1,234)	—	(1,234)
Decrease/(Increase) in intersegment receivables/payables	369	(369)	—	—
Decrease/(Increase) in accounts receivable and other assets	(2,876)	(89)	—	(2,965)
Decrease/(Increase) in inventory	(4,229)	—	—	(4,229)
Increase/(Decrease) in accounts payable and accrued and other liabilities	8,967	228	—	9,195
Other	374	(70)	—	304
Interest supplements and residual value support to Ford Credit	(2,763)	2,763	—	—
Net cash provided by/(used in) operating activities	$9,419	$3,007	$—	$12,426
Cash flows from investing activities
Capital spending	$(5,882)	$(59)	$—	$(5,941)
Acquisitions of finance receivables and operating leases	—	(40,162)	—	(40,162)
Collections of finance receivables and operating leases	—	33,726	—	33,726
Purchases of marketable and other investments	(3,981)	(1,918)	—	(5,899)
Sales and maturities of marketable securities and other investments	8,405	1,979	—	10,384
Settlements of derivatives	7	(214)	—	(207)
Capital contributions to equity method investments	(1,615)	—	—	(1,615)
Other	(505)	—	—	(505)
Investing activity (to)/from other segments	—	1	(1)	—
Net cash provided by/(used in) investing activities	$(3,571)	$(6,647)	$(1)	$(10,219)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(4,394)	$—	$—	$(4,394)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	(57)	(885)	—	(942)
Proceeds from issuance of long-term debt	—	36,582	—	36,582
Payments of long-term debt	(156)	(31,663)	—	(31,819)
Other	(117)	(109)	—	(226)
Financing activity to/(from) other segments	(1)	—	1	—
Net cash provided by/(used in) financing activities	$(4,725)	$3,925	$1	$(799)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(84)	(30)	—	(114)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2023
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$41,176	$2,625	$43,801
Total costs and expenses	40,219	2,453	42,672
Operating income/(loss)	957	172	1,129
Interest expense on Company debt excluding Ford Credit	324	—	324
Other income/(loss), net	142	177	319
Equity in net income/(loss) of affiliated companies	254	9	263
Income/(Loss) before income taxes	1,029	358	1,387
Provision for/(Benefit from) income taxes	95	119	214
Net income/(loss)	934	239	1,173
Less: Income/(Loss) attributable to noncontrolling interests	(26)	—	(26)
Net income/(loss) attributable to Ford Motor Company	$960	$239	$1,199

	For the period ended September 30, 2023
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$122,688	$7,541	$130,229
Total costs and expenses	117,615	6,911	124,526
Operating income/(loss)	5,073	630	5,703
Interest expense on Company debt excluding Ford Credit	936	—	936
Other income/(loss), net	400	398	798
Equity in net income/(loss) of affiliated companies	246	23	269
Income/(Loss) before income taxes	4,783	1,051	5,834
Provision for/(Benefit from) income taxes	705	277	982
Net income/(loss)	4,078	774	4,852
Less: Income/(Loss) attributable to noncontrolling interests	(21)	—	(21)
Net income/(loss) attributable to Ford Motor Company	$4,099	$774	$4,873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2023
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$15,776	$10,651	$—	$26,427
Marketable securities	13,224	1,464	—	14,688
Ford Credit finance receivables, net	—	42,572	—	42,572
Trade and other receivables, net	5,966	9,163	—	15,129
Inventories	18,326	—	—	18,326
Other assets	2,788	1,431	—	4,219
Receivable from other segments	397	1,832	(2,229)	—
Total current assets	56,477	67,113	(2,229)	121,361

Ford Credit finance receivables, net	—	53,434	—	53,434
Net investment in operating leases	1,057	20,358	—	21,415
Net property	39,112	258	—	39,370
Equity in net assets of affiliated companies	4,277	126	—	4,403
Deferred income taxes	15,509	153	—	15,662
Other assets	11,285	1,143	—	12,428
Receivable from other segments	—	30	(30)	—
Total assets	$127,717	$142,615	$(2,259)	$268,073
Liabilities
Payables	$26,808	$1,005	$—	$27,813
Other liabilities and deferred revenue	20,915	2,902	—	23,817
Debt payable within one year	437	48,201	—	48,638
Payable to other segments	2,228	1	(2,229)	—
Total current liabilities	50,388	52,109	(2,229)	100,268

Other liabilities and deferred revenue	25,582	2,269	—	27,851
Long-term debt	19,333	74,691	—	94,024
Deferred income taxes	733	921	—	1,654
Payable to other segments	30	—	(30)	—
Total liabilities	$96,066	$129,990	$(2,259)	$223,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2023, total equity attributable to Ford was $44.3 billion, an increase of $1.0 billion compared with December 31, 2022. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$4.9
Shareholder distributions	(4.5)
Other comprehensive income/(loss), net	0.4
Common stock issued (including share-based compensation impacts)	0.3
Other	(0.1)
Total	$1.0

U.S. Sales by Type. The following table shows third quarter 2023 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	20,962	30,126
Hybrid Vehicles	34,861	37,923
Internal Combustion Vehicles	444,681	434,230
Total Vehicles	500,504	502,279

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2023, was an asset of $189 million, compared with an asset of $236 million as of December 31, 2022. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.9 billion at September 30, 2023, compared with $1.9 billion at December 31, 2022.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2023, was a liability of $72 million, compared with a liability of $49 million at December 31, 2022. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $195 million at September 30, 2023, compared with $178 million at December 31, 2022.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2023, all else constant, such an increase in interest rates would increase its pre-tax cash flow by $48 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

PRODUCT LIABILITY MATTERS

Hill v. Ford (as previously reported on page 29 of our 2022 Form 10-K Report). Plaintiffs in this product liability action pending in Georgia state court allege that the roof of a 2002 Ford F-250 involved in a rollover accident was defectively designed. During the first trial in 2018, the judge declared a mistrial, ruled that Ford’s attorneys had violated pre-trial rulings while presenting evidence, and sanctioned Ford by prohibiting Ford from introducing any evidence at the second trial to show that the roof design of the F-250 was not defective. During the second trial in August 2022, a jury found that Pep Boys (the party that sold the tires on the vehicle involved in the rollover accident) was responsible for 30% of the damages, and Ford, as a direct result of the sanctions order prohibiting Ford from presenting its defense, was responsible for 70% of the damages, resulting in $16.8 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $1.7 billion. Ford filed post-trial motions seeking a new trial, and on September 14, 2023, the trial court denied Ford’s post-trial motions. On October 13, 2023, Ford filed a notice of appeal with the Georgia Court of Appeals. We believe the law supports our position that Ford is entitled to a new trial with the right to present evidence in its defense.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 31 of our 2022 Form 10-K Report, page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and page 65 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	October 26, 2023