Form 10-K
period 2023-12-31
FORD MOTOR CO
filed 2024-02-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2023, Ford had outstanding 3,931,183,222 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.13 per share), the aggregate market value of such Common Stock was $59,478,802,149.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 30, 2023 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 9, 2024 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of February 2, 2024, Ford had outstanding 3,902,781,032 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.14 per share), the aggregate market value of such Common Stock was $47,379,761,728.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________
*    As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 98

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

Table of Contents
(continued)

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global company based in Dearborn, Michigan. With about 177,000 employees worldwide, the Company is committed to helping build a better world, where every person is free to move and pursue their dreams. The Company’s Ford+ plan for growth and value creation combines existing strengths, new capabilities, and always-on relationships with customers to enrich experiences for customers and deepen their loyalty. Ford develops and delivers innovative, must-have Ford trucks, sport utility vehicles, commercial vans and cars, and Lincoln luxury vehicles, along with connected services. The Company does that through three customer-centered business segments: Ford Blue, engineering iconic gas-powered and hybrid vehicles; Ford Model e, inventing breakthrough electric vehicles (“EVs”) along with embedded software that defines always-on digital experiences for all customers; and Ford Pro, helping commercial customers transform and expand their businesses with vehicles and services tailored to their needs. Additionally, the Company provides financial services through Ford Motor Credit Company LLC (“Ford Credit”).

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K Report” or “Report”), extensive information about our Company can be found at http://corporate.ford.com, including information about our management team, brands, products, services, and corporate governance principles.

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

Item 1. Business (Continued)
OVERVIEW

On January 1, 2023, we implemented a new operating model and reporting structure. As a result of this change, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, and Ford Pro (combined, replacing the previous Automotive segment); Ford Next (previously the Mobility segment); and Ford Credit. Company adjusted earnings before interest and taxes (“EBIT”) includes the financial results of these five reportable segments and Corporate Other, and net income comprises the financial results of the five reportable segments and Corporate Other, as well as Interest on Debt, Special Items, and Taxes.

Below is a description of our reportable segments and other activities as of December 31, 2023.

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

FORD PRO SEGMENT

Ford Pro primarily includes the sale of Ford and Lincoln vehicles, service parts, accessories, and services for commercial, government, and rental customers. Included in this segment are sales of all core Ford Pro vehicles, such as Super Duty and the Transit range of vans in North America and Europe and all sales of Ranger in Europe. In the United States and Canada, Ford Pro also includes all vehicle sales to commercial, government, and rental customers. This segment focuses on selling ICE, hybrid, and electric vehicles, and providing digital and physical services to optimize and maintain fleets, including telematics and EV charging solutions. This segment reflects external sales of vehicles produced by Ford Blue and Ford Model e and the costs (including intersegment markup) associated with acquiring vehicles for sale and providing services. Ford Pro operates in North America and Europe.

General

Our vehicle brands are Ford and Lincoln.  In 2023, we sold approximately 4,413,000 vehicles at wholesale throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for a discussion of our calculation of wholesale unit volumes.

Item 1. Business (Continued)
Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	2022	2023
Ford	8,596	8,639
Ford-Lincoln (combined)	607	503
Lincoln	408	385
Total	9,611	9,527

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

The worldwide automotive industry is affected significantly by general economic and political conditions over which we have little control.  Vehicles are durable goods, and consumers and businesses have latitude in determining whether and when to replace an existing vehicle.  The decision whether to purchase a vehicle may be affected significantly by slowing economic growth, geopolitical events, and other factors (including the cost of purchasing and operating cars, trucks, and utility vehicles, the availability and cost of financing, cost of fuel, and electric vehicle charging availability and cost).  As a result, the number of cars, trucks, and utility vehicles sold may vary substantially from year to year.  Further, the automotive industry is a highly competitive business that has a wide and growing variety of product and service offerings from a growing number of manufacturers.

Our wholesale unit volumes vary with the level of total industry demand and our share of that industry demand. Our wholesale unit volumes also are influenced by the level of dealer inventory, and our ability to maintain sufficient production levels to support desired dealer inventory in the event of supplier disruptions or other types of disruptions affecting our production. Our share is influenced by how our products are perceived by customers in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, fuel efficiency, functionality, sustainability, and reputation.  Our share also is affected by the timing and frequency of new model introductions.  Our ability to satisfy changing consumer and business preferences with respect to type or size of vehicle, as well as design and performance characteristics and the services our vehicles offer, affects our sales and earnings significantly.

As with other manufacturers, the profitability of our business is affected by many factors, including:

•Wholesale unit volumes
•Margin of profit on each vehicle sold - which, in turn, is affected by many factors, such as:
◦Market factors - volume and mix of vehicles and options sold, and net pricing (reflecting, among other factors, incentive programs)
◦Costs of components and raw materials necessary for production of vehicles
◦Costs for customer warranty claims and additional service actions
◦Costs for safety, emissions, and fuel economy technology and equipment
•A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

Although supply disruptions have resulted in near-term upward pressure on new vehicle prices, our industry has historically had a very competitive pricing environment, driven in part by excess capacity. For the past several decades, manufacturers typically have offered price discounts and other marketing incentives to provide value for customers and maintain market share and production levels, and we saw some of these actions resume in 2023 with more expected in 2024 as industry production and inventories improve.  The decline in value of foreign currencies can also contribute significantly to competitive pressures in many of our markets.

Competitive Position.  The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin.

Item 1. Business (Continued)
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

Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in the production of, and development of technologies in, our vehicles.  These materials include base metals (e.g., steel and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas), and plastics/resins (e.g., polypropylene).  As we transition to a greater mix of electric vehicles, we expect to increase our reliance on lithium, cobalt, nickel, graphite, and manganese, among other materials, for batteries. We expect to have adequate supplies or sources of availability of raw materials necessary to meet our needs; however, there always are risks and uncertainties with respect to the supply of raw materials that could impact availability in sufficient quantities and at cost effective prices to meet our needs.  See “Item 1A. Risk Factors” for a discussion of the risks associated with a shortage of components or raw materials, supplier disruptions, and inflationary pressures, the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section of Item 7 for a discussion of supplier disruptions, as well as commodity and energy price changes, and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” (“Item 7A”) for a discussion of commodity price risks.

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

Warranty Coverage, Field Service Actions, and Customer Satisfaction Actions.  We provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls, emission recalls, and other product campaigns) and for customer satisfaction actions.

For additional information regarding warranty and related costs, see “Critical Accounting Estimates” in Item 7 and Note 25 of the Notes to the Financial Statements.

Item 1. Business (Continued)
Wholesales

Wholesales consist primarily of vehicles sold to dealerships. For the majority of such sales, we recognize revenue when we ship the vehicles to our dealerships from our manufacturing facilities. See Item 7 for additional discussion of revenue recognition practices. Wholesales in certain key markets during the past three years were as follows:

	Wholesales (a)
	(in thousands of units)
	2021	2022	2023
United States	1,716	2,012	2,097
China (b)	649	495	467
Canada	233	258	260
United Kingdom	227	263	243
Germany	152	182	162
Türkiye	72	85	124
Italy (c)	93	107	122
France (c)	77	90	104
Other Markets	723	739	834
Total Company	3,942	4,231	4,413
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
(b)China includes Taiwan.
(c)Not previously presented.

Sales, Industry Volume, and Market Share

Sales, industry volume, and market share in certain key markets during the past three years were as follows:

	Sales (a)			Industry Volume (b)			Market Share (c)
	(in millions of units)			(in millions of units)			(as a percentage)
	2021	2022	2023	2021	2022	2023	2021	2022	2023
United States	1.9	1.9	2.0	15.4	14.2	16.1	12.4%	13.1%	12.4%
China (d)	0.6	0.5	0.5	26.3	23.9	25.1	2.4	2.1	1.8
Canada	0.2	0.2	0.2	1.7	1.6	1.8	14.3	15.2	13.7
United Kingdom	0.2	0.2	0.2	2.0	1.9	2.3	11.8	12.1	10.8
Germany	0.2	0.2	0.2	3.0	3.0	3.2	5.7	5.7	5.1
Türkiye	0.1	0.1	0.1	0.8	0.8	1.3	9.7	10.5	8.9
Italy (e)	0.1	0.1	0.1	1.7	1.5	1.8	6.2	6.4	6.1
France (e)	0.1	0.1	0.1	2.1	2.0	2.3	3.4	3.9	3.9
__________
(a)Represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations; includes medium and heavy trucks.
(b)Industry volume is an internal estimate based on publicly available data collected from various government, private, and public sources around the globe; includes medium and heavy trucks.
(c)Market share represents reported retail sales of our brands as a percent of total industry volume in the relevant market or region.
(d)China includes Taiwan; China market share includes Ford brand and JMC brand vehicles produced and sold by our unconsolidated affiliates.
(e)Not previously presented.

Item 1. Business (Continued)
U.S. Sales by Type

The following table shows U.S. sales volume and U.S. wholesales (consisting primarily of vehicles sold to dealerships) segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales		U.S. Wholesales
	2022	2023	2022	2023
Electric Vehicles	61,575	72,608	71,418	99,928
Hybrid Vehicles	106,705	133,743	101,662	146,249
Internal Combustion Vehicles	1,696,184	1,789,561	1,839,265	1,850,448
Total Vehicles	1,864,464	1,995,912	2,012,345	2,096,625

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

Ford Credit files periodic reports with the SEC that contain additional information regarding Ford Credit. The reports are available through Ford Credit’s website located at www.ford.com/finance/investor-center and can also be found on the SEC’s website located at www.sec.gov.

The foregoing information regarding Ford Credit’s website and its content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

Item 1. Business (Continued)
CORPORATE OTHER

Corporate Other primarily includes corporate governance expenses, past service pension and other postretirement employee benefits (“OPEB”) income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests.

INTEREST ON DEBT

Interest on Debt consists of interest expense on Company debt excluding Ford Credit.

GOVERNMENTAL STANDARDS

Many governmental standards and regulations relating to safety, fuel economy, air pollution emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment. In addition, manufacturing and other automotive assembly facilities are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. The most significant of the standards and regulations affecting us are discussed below:

U.S. Vehicle Emissions Standards and Fuel Economy

Federal and California Emissions Standards. Both the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have established motor vehicle tailpipe and evaporative emissions standards that become increasingly stringent over time. In addition to regulating emissions of certain pollutants for which EPA has adopted ambient health-based standards, EPA and CARB also regulate greenhouse gas (“GHG”) emissions from vehicles. As of December 31, 2023, seventeen states (referenced as “opt-in” states) have adopted CARB’s light-duty emissions standards, and nine opt-in states have adopted California’s heavy-duty standards. The list of opt-in states changes over time, based on the legislative and regulatory actions by each individual state. Both federal and California regulations also require motor vehicles and motor vehicle engines to be equipped with on-board diagnostic (“OBD”) systems that monitor emission-related systems and components. Light- and medium-duty vehicles and heavy-duty engines or vehicles must be certified by EPA prior to sale in the United States and by CARB prior to sale in California and the relevant opt-in states. Canada accepts EPA certification. Compliance with emissions standards, OBD requirements, and related regulations can be challenging and can drive increased product development costs, higher retail prices, warranty costs, and vehicle recalls.

For light- and medium-duty passenger cars and light trucks, EPA promulgated a rule in 2021 establishing GHG standards applicable from model years 2023 through 2026. This rule reversed a rollback of GHG standards that EPA had previously promulgated in 2020. The 2021 rule is the subject of a pending legal challenge, with a court decision expected in 2024. In 2023, EPA proposed more stringent standards regulating GHG emissions and criteria pollutants—with other updates to durability, warranty, and OBD requirements—for light- and medium-duty vehicles that would phase in from model years 2027 through 2032. These standards are expected to be finalized in the first half of 2024. The new regulations are expected to be substantially more stringent than current standards, and are intended to drive a significant increase in electric vehicle sales mix along with emissions reductions from internal combustion vehicles. The EPA rules are therefore expected to impose increased challenges and costs for light-duty vehicle manufacturers, including Ford.

In 2019, EPA revoked California’s authority to set and enforce its own vehicle GHG standards that apply through model year 2025, together with the authority of the opt-in states to implement California’s standards. During this time, Ford reached an agreement with California on a set of terms for an alternative framework in which Ford committed to meet a designated set of standards on a national basis for model years 2021 through 2026 that were more stringent than the then-rolled back federal standards in lieu of the California regulatory program. This framework enabled Ford to continue its product planning on a nationwide basis. EPA’s 2021 rule established GHG standards that are more stringent than this California framework agreement. Further, in 2022, EPA reversed the 2019 revocation of California’s authority to set and enforce its own vehicle GHG standards. That reversal is also the subject of a legal challenge, with a court decision expected in 2024.

Item 1. Business (Continued)
In 2022, CARB adopted new light-duty emissions standards applicable to vehicles beginning in model year 2026 as part of its new Advanced Clean Cars II (“ACC II”) regulations. ACC II includes more stringent emissions standards and other new emissions requirements, with the stated goal of 100% electrification of new passenger cars and trucks by 2035. EPA has yet to take final action on CARB’s request for a waiver of federal preemption for the ACC II standards, which will be necessary before they can be enforced. The expected court ruling in the legal challenge to EPA’s reversal of the revocation of California’s authority could also impact EPA’s action on CARB’s request for a waiver of preemption for ACC II.

CARB has also adopted new emissions regulations applicable to model year 2024 and later heavy-duty engines, as well as extended heavy-duty warranty requirements beginning with model year 2022. EPA has granted waivers of preemption for some of CARB’s heavy-duty standards, and is expected to grant or deny waivers for the remaining standards in 2024 (agency action which could be impacted by the outcome of the litigation over the waiver for CARB’s light-duty standards). EPA itself has adopted more stringent heavy-duty criteria emissions standards, beginning with the 2027 model year, and proposed more stringent heavy-duty GHG emissions standards, also beginning with the 2027 model year, which are expected to be finalized in the first half of 2024. These rules include more stringent emissions standards, as well as new requirements affecting durability testing, warranty, and OBD. In Ford’s case, the heavy-duty emissions standards—as well as the fuel economy standards discussed below—primarily affect heavy-duty pickup trucks and vans, as well as vocational vehicles such as shuttle buses and delivery trucks. As the heavy-duty standards increase in stringency, it may become more difficult to comply while continuing to offer a full lineup of heavy-duty trucks.

The new rules promulgated by EPA and CARB are expected to impose increased challenges and costs on Ford and other manufacturers of light-, medium-, and heavy-duty vehicles and engines. Stringent federal or state agency fuel economy and GHG standards that are misaligned with market conditions could also force Ford to take various actions that could have substantial adverse effects on its sales volumes and operations. Such actions could include restricting offerings of selected engines and popular options; taking actions to increase sales of Ford’s most fuel-efficient vehicles; and ultimately curtailing the production and sale of certain internal combustion vehicles, such as high-performance cars, utility vehicles, and/or full-size light trucks in order to maintain compliance. The ongoing litigation challenging EPA and CARB standards and potential future federal reversals and rollbacks create risks for Ford’s planning and investing for compliance, or could also potentially relieve the burdens of misalignment of the standards with market conditions.

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

California ZEV Requirements. The California vehicle emissions program includes requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”). California’s light-duty vehicle ZEV regulation, which uses a system based on credits that can be banked and carried forward, mandates annual increases in the production and sale of battery-electric, fuel cell, and plug-in hybrid vehicles. By model year 2025, this regulation will require approximately 22% of a manufacturer’s California light-duty vehicle sales volume be ZEVs. In ACC II, California has revised the ZEV regulation in a way that will continue to increase ZEV sales. Beginning with model year 2026, the revised ZEV rule mandates a 35% light-duty ZEV sales requirement, rising to 100% by 2035. The revised regulation also imposes significant restrictions on credit usage and new requirements for EV battery durability. EPA must either decide that these revisions fall within the scope of prior waivers of federal preemption granted for CARB’s ZEV amendments or waive preemption for these standards before the standards can be enforced. Also, California has instituted ZEV regulations governing medium- and heavy-duty vehicles, beginning with the 2024 model year. These stringent ZEV requirements covering light-, medium-, and heavy-duty vehicles could yield significant costs and compliance challenges, and include complex warranty and recall requirements. As of December 31, 2023, sixteen states have adopted California’s ZEV requirements. Additionally, in 2023, California adopted new medium- and heavy-duty fleet purchase requirements that include a 100% ZEV manufacturer sales requirement starting in 2036. Compliance with ZEV requirements depends on market conditions (including consumer preference for and the pricing of EVs) in each jurisdiction where the requirements apply (such as California and each opt-in state), technology readiness, and battery raw material availability as well as the availability of adequate infrastructure to support vehicle charging.

Federal Fuel Economy Requirements - Light-Duty Vehicles. Federal law requires that light-duty vehicles meet minimum corporate average fuel economy (“CAFE”) standards set by the National Highway Traffic Safety Administration (“NHTSA”). Manufacturers are subject to civil penalties if they fail to meet the CAFE standard in any model year, after taking into account all available credits for the preceding five model years and expected credits for the three succeeding model years. The law requires NHTSA to promulgate and enforce separate CAFE standards applicable to each manufacturer’s fleet of domestic passenger cars, imported passenger cars, and light-duty trucks.

Item 1. Business (Continued)
Because the vast majority of GHGs emitted by a vehicle are the result of fuel combustion, GHG emissions correspond closely with fuel economy. Historically, NHTSA and EPA have therefore coordinated with each other on their fuel economy and GHG standards, respectively, to avoid potential inconsistencies. Beginning with the 2012 model year, EPA and NHTSA jointly promulgated harmonized GHG and fuel economy regulations under what came to be known as the “One National Program” (“ONP”) framework, and California agreed that compliance with the federal program would satisfy compliance with its own GHG requirements, thereby avoiding a patchwork of federal and state standards. In 2022, NHTSA finalized more stringent fuel economy standards for model years 2024-2026, which are substantially aligned with EPA’s GHG standards. These standards are subject to a legal challenge, with a court decision expected in 2024. In 2023, NHTSA proposed increasingly stringent fuel economy standards for passenger cars and light trucks in model years 2027-2031 and heavy-duty pickup trucks and vans in model years 2030 through 2035. NHTSA proposed these fuel economy standards separately from EPA’s proposed GHG standards for the same model years, and it is not clear whether the NHTSA and EPA standards will be aligned, or whether they will be aligned with CARB’s ACC II standards. Different standards pose additional compliance burdens, including complexity and costs.

Global Vehicle Emissions Standards and Fuel Economy

European Emissions Standards. EU and U.K. regulations, directives, and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union and the United Kingdom. Regulatory stringency has increased significantly with the application of Stage VI emission standards (first introduced in 2014) and the implementation of a laboratory test cycle for CO2 and emissions and the introduction of on-road emission testing using portable emission analyzers (Real Driving Emission or “RDE”). These on-road emission tests are in addition to the laboratory-based tests (first introduced in 2017). The divergence between the regulatory limit that is tested in laboratory conditions and the allowed values measured in RDE tests will ultimately be reduced to zero as the regulatory demands increase. In addition, new requirements for tailpipe and non-tailpipe emissions will be included in the upcoming Euro 7 regulation. The costs associated with complying with all of these requirements are significant, and following the EU Commission’s indication of its intent to accelerate emissions rules in its road map publication “EU Green Deal” as well as the EU sustainable mobility action plan, these challenges will continue in European markets, including the United Kingdom. In addition, the Whole Vehicle Type Approval (“WVTA”) regulation has been updated to increase the stringency of in-market surveillance. Moreover, following the U.K.’s withdrawal from the European Union, we may be subject to diverging requirements in our European markets, which could increase vehicle complexity and duties.

There is an increasing trend of city access restrictions for internal combustion engine powered vehicles. The access rules being introduced are developed by individual cities based on their specific concerns, resulting in rapid deployment of access rules that differ greatly among cities. The speed of implementation of access rules may directly influence customer vehicle residual values and choice of next purchase. In an effort to support the Paris Accord, some countries are adopting yearly increases in CO2 taxes, where such a system is in place, and publishing dates by when internal combustion powered vehicles may no longer be registered, e.g., Norway in 2025 and the Netherlands in 2030.

Other National Emissions Control Requirements. Many countries, in an effort to address air quality and climate change concerns, are adopting previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations. For example, the China Stage VI light-duty vehicle emission standards, based on European Stage VI emission standards for light-duty vehicles, U.S. evaporative and refueling emissions standards, and CARB OBD II requirements, incorporate two levels of stringency for tailpipe emissions. Under the level one (VI(a)) standard, the emissions limits are comparable to the EU Stage VI limits, except for carbon monoxide, which is 30% lower than the EU Stage VI limit. The more stringent level two (VI(b)) standard’s emissions limits, which are currently in place nationwide in China, are approximately 30-50% lower than the EU Stage VI limits, depending on the pollutants. Both China Stage VII light-duty vehicles and heavy-duty vehicles emission regulations are expected to be drafted between 2024 and 2025, and the Ministry of Ecology and Environment has advised that the Stage VII regulations will have more stringent limits on pollutant emissions and will establish limits for greenhouse gas (primarily CO2) tailpipe emissions. Mexico and most countries in Central America, the Caribbean, and South America are evolving to implement more stringent requirements accepting Europe and U.S. regulations, except Brazil, which has a unique local process called PROCONVE based on U.S. regulations for light-duty vehicles and European regulations for heavy-duty vehicles. Other countries across Southeast Asia, the Middle East, and Australasia expect to introduce regulations based on EU Stage VI standards in the near term. Canadian criteria emissions regulations are largely aligned with U.S. requirements and are anticipated to remain aligned with the new EPA rules that will be published in 2024 for 2027 model year and beyond.

Item 1. Business (Continued)
Elsewhere, there is a mix of regulations and processes based on U.S. and EU standards. Not all countries have adopted appropriate fuel quality standards to accompany the stringent emission standards adopted. This could lead to compliance problems, particularly if OBD or in-use surveillance requirements are implemented.

Global Developments. Vehicle emissions regulators continue to focus on the use of “defeat devices.” Defeat devices are elements of design (typically embedded in software) that improperly cause the emission control system to function less effectively during normal on-road driving than during an official laboratory emissions test, without justification. They are prohibited by law in many jurisdictions, and we do not use defeat devices in our vehicles.

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

European GHG Requirements. The European Union regulates passenger car and light commercial vehicle CO2 emissions using sliding scales with different CO2 targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles first registered in a calendar year, with separate targets for passenger cars and light commercial vehicles. A penalty system applies to manufacturers failing to meet the individual CO2 targets. Pooling agreements between manufacturers to utilize credits are possible under certain conditions, and we have entered into such pooling agreements in order to comply with fuel economy regulations without paying a penalty and to enable other manufacturers to benefit from our positive CO2 performance. For “multi-stage vehicles” (e.g., Ford’s Transit chassis cabs), the base manufacturer (e.g., Ford) is fully responsible for the CO2 performance of the final up-fitted vehicles. The initial target levels get significantly more stringent every five years (2025, 2030, and 2035, after which all new light-duty vehicles must be zero emission), requiring significant investments in propulsion technologies and extensive fleet management to enable low CO2 emissions for our fleet. EU heavy-duty CO2 regulations are being finalized and will also limit CO2 fleet performance, with slightly different requirements. The United Kingdom and Switzerland have introduced similar rules for light-duty vehicles, and the United Kingdom has adopted ZEV mandates as well as CO2 fleet limits for non-ZEV vehicles starting in 2024.

The EU Commission is investigating the introduction of Real Driving CO2 and Life Cycle Assessment elements, and heavy-duty vehicles are addressed in separate regulations with analogous requirements and challenges. As discussed above, the EU Commission has announced a “Green Deal” with more stringent requirements for CO2 emissions (including stricter CO2 fleet regulations) and other regulated emissions and include recycling and substance restrictions. While the EU Commission targets net climate neutrality by 2050 and an ambitious 2030 interim target (a 55% CO2 reduction across all industries compared to 1990), several countries, such as Germany, have adopted stricter interim targets and earlier net climate neutrality targets.

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

Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling to address country specific targets associated with the Paris Accord. For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions. The EU CO2 requirements are likely to trigger further measures. In addition, delayed vehicle launches and supply shortages, as well as an insufficient charging infrastructure and lower demand for ZEV and low CO2 emission vehicles as certain electric vehicle incentives are reduced or for other reasons, can trigger compliance risks in all European markets.

Item 1. Business (Continued)
In addition to imposing strict emissions requirements, European regulations are increasingly including other sustainability requirements, such as reporting obligations and supply chain due diligence. While these regulations are applicable in European jurisdictions, they often apply to global corporations and require adjustments in corporate processes, policies, and strategies, which may be costly. For example, the Corporate Sustainability Reporting Directive requires companies to disclose how their business model and strategy align with limiting global warming to 1.5°C in line with the Paris Agreement. Companies that fail to comply with these requirements could face significant monetary penalties and suffer reputational harm.

In 2023, the EU adopted the Carbon Border Adjustment Mechanism (“CBAM”), which will subject certain imported materials (such as iron, steel, and aluminum) to a carbon levy linked to the carbon price payable on domestic goods under the European Trading Scheme. The CBAM could increase our costs of importing such materials and/or limit our ability to import lower cost materials from non-EU countries.

Other National GHG and Fuel Economy Requirements. Regional governments across the globe are considering implementing, and in some cases introducing, emissions regulations that align with CAFE standards. The Canadian federal government regulates vehicle GHG emissions under the Canadian Environmental Protection Act. In October 2014, the Canadian federal government published the final changes to the regulation for light-duty vehicles, which maintain alignment with U.S. EPA vehicle GHG standards for the 2017-2025 model years. The revised U.S. EPA standards were automatically adopted in Canada by reference for the 2022-2026 model years, and draft amendments for a few standalone administrative elements not automatically adopted by reference were published in December 2022. The heavy-duty vehicle and engine GHG emissions regulations for the 2021 model year and beyond were published in May 2018 and are in line with U.S. requirements, subject to any change in those requirements. Ford expects that the federal government in Canada will continue to align its standards with the new EPA standards for the 2027 model year and beyond. On December 20, 2023, the Canadian federal government also published light-duty ZEV sales requirements through amendments to the Passenger Automobile and Light Truck Greenhouse Gas Emission Regulations. The amendments require annual sales percentages starting with 20% for the 2026 model year to 100% by the 2035 model year. The federal government has also published its intent to develop ZEV sales requirements for heavy-duty vehicles beginning with the 2027 model year. Both Quebec and British Columbia have regulations requiring that 100% of new vehicle sales be ZEVs by 2035, but finalized amendments in 2023 that increase their interim annual targets starting in 2025 and 2026. Both provinces have also started developing heavy-duty ZEV mandates based on CARB’s standards. Compliance with ZEV requirements depends heavily on market conditions that promote consumer preference for EVs, such as technology readiness, purchase incentives, and affordability, as well as the availability and reliability of adequate infrastructure to support vehicle charging. In addition to the ZEV mandates, Quebec is also developing a regulation to ban the sale of light-duty internal combustion engine vehicles as of 2035, which is intended to capture only small manufacturers not already obligated under the ZEV mandate. Other provinces have signaled their interest in light-duty ZEV sales regulations but are waiting to assess the provincial impact of the final federal ZEV regulations.

China’s Corporate Average Fuel Consumption and New Energy Vehicle (“NEV”) Credit Administrative Rules contain fuel consumption requirements as well as credit mandates for NEV passenger vehicles, i.e., plug-in hybrids, electric vehicles, or fuel cell vehicles. The fuel consumption requirement uses a weight-based approach to establish targets, with year-over-year target reductions. China set a target of 4.6L/100km for the 2025 passenger vehicle industry fuel consumption fleet average and is projecting a further fuel consumption reduction to a target of 3.5L/100km in 2030, based on the WLTP. The NEV mandate requires that OEMs generate a specific amount of NEV credits each year, with NEV credits of at least 28% and 38% of the annual ICE passenger vehicle production or import volumes required in 2024 and 2025, respectively. Future percentages are currently proposed as 45%, 50%, and 54% of the annual ICE plus NEV passenger vehicles production or import volumes for 2026, 2027, and 2028, respectively.

Demand for EVs continues to grow, at fluctuating rates. As discussed below in Item 1A. Risk Factors under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” in addition to the rates of EV growth, production disruptions, stop ships, supply chain limitations, lower-than-planned market acceptance of our vehicles, and/or other circumstances may cause us to modify product plans or, in some cases, purchase credits in order to comply with emissions standards, fuel economy standards, or ZEV requirements. In the fourth quarter of 2023, for example, we entered into an agreement to purchase about $700 million of regulatory compliance credits for future use in the United States, the ultimate number of which is dependent on the seller’s ability to deliver the credits.

Item 1. Business (Continued)
Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly and has continued to evolve as global compliance requirements and public domain (e.g., New Car Assessment Programs (“NCAPs”), Insurance Institute for Highway Safety (“IIHS”), and the China Insurance Auto Safety Index) ratings and assessments continue to evolve, are increasing in demands, and lack harmonization globally. As we expand our business priorities to include autonomous vehicle technologies and broader mobility products and services, our financial exposure has increased. Similarly, federal and state regulatory requirements are growing quickly as lawmakers and regulators adapt to advancements in automation, ranging from driver-assistance technologies such as automatic braking to fully autonomous vehicles. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it or NHTSA determines the vehicles contain a non-compliance or a defect resulting in an unreasonable risk to safety. Should we or NHTSA determine that either a safety defect or noncompliance issue exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

European Requirements. The EU has established vehicle safety standards and regulations and is likely to adopt additional or more stringent requirements in the future, especially in the areas of access to in-vehicle data, artificial intelligence, and autonomous vehicle technologies.

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

Other National Requirements. Globally, governments generally have been adopting UN-ECE based regulations with minor variations to address local concerns. Any difference between North American and UN-ECE based regulations can add complexity and costs to the development of global platform vehicles, and we continue to support efforts to harmonize regulations to reduce vehicle design complexity while providing a common level of safety performance; we are seeking new opportunities in bilateral negotiations that can potentially contribute to this goal.

Safety and recall requirements in Brazil, China, India, South Korea, and Gulf Cooperation Council (“GCC”) countries may add substantial costs and complexity to our global recall practice. Brazil has set mandatory fleet safety targets and penalties are applied if these levels are not maintained, while a tax reduction may be available for over-performance. In Canada, regulatory requirements are currently aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. In 2021, Canada started preliminary consultations on several new proposed regulations, including Administrative Monetary Penalties (“AMPs”) and Analysis of Technical Information for Vehicles and Equipment (“ACTIVE”) regulations. Final regulations for AMPs took effect in October 2023. Draft regulations for ACTIVE are expected to be released in 2024 and will likely contain some reporting requirements that are unique to Canada. In China, new standards regulating Intelligent and Connected Vehicles, vehicle cybersecurity, software updates, and Data Storage System for Automated Driving (“DSSAD”), which are more comprehensive than UN-ECE requirements, are expected to take effect in 2026, and in China, Malaysia, and South Korea, mandatory e-Call requirements are being drafted. E-Call became mandatory in the UAE for new vehicles starting with the 2021 model year, and, following an update to its next generation e-Call regulations, will be required in Saudi Arabia beginning with the 2027 model year.

Item 1. Business (Continued)
New Car Assessment Programs. Organizations around the world rate and compare motor vehicles in NCAPs to provide consumers and businesses with additional information about the safety of new vehicles. NCAPs use crash tests and other evaluations that are different than what is required by applicable regulations, and use stars to rate vehicle safety, with five stars awarded for the highest rating and one for the lowest. Achieving high NCAP ratings, which may vary by country or region, can add complexity and cost to vehicles. Similarly, environmental rating systems exist in various regions, e.g., Green NCAP in Europe. In China, C-NCAP has a stringent rating structure to decrease the number of five-star ratings. In Southeast Asia, an updated NCAP test and rating protocol is similarly forecast to be effective beginning in 2026, and is expected to put greater emphasis on assessment of driver assistance technologies. These protocols impose additional requirements relating to testing, evaluation, and mandatory safety features, and compliance with them (or any subsequent updates to them) may be costly.

HUMAN CAPITAL RESOURCES

People Strategy and Governance

We strive to create an employee experience that enables an inclusive environment of excellence, focus, and collaboration among team members, allowing us to deliver short- and long-term business success. Ford maintains an Executive People Forum consisting of the CEO and top leadership team that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of our Ford+ plan. Key topic areas include Compensation & Retention; Diversity, Equity, and Inclusion (“DEI”); Organization Design; Talent Planning & Development; and Culture.

Our Board of Directors and Board committees provide important oversight on certain human capital matters, including items discussed at the Executive People Forum. The Compensation, Talent and Culture Committee maintains responsibility to review, discuss, and set strategic direction for various people-related business strategies, including: compensation and benefit programs; leadership succession planning; culture; DEI; and talent development programs. The Sustainability, Innovation and Policy Committee is responsible for discussing and advising management on maintaining and improving sustainability strategies, the implementation of which creates value consistent with the long-term preservation and enhancement of shareholder value and social wellbeing, including human rights, working conditions, and responsible sourcing. Collective recommendations to the Board and its committees are an important part of how we proactively manage our human capital and create an employee experience that allows employees and our organization to thrive.

Employee Health and Safety

Nothing is more important than the health, safety and wellbeing of our employees and we consistently strive to achieve world-class levels of safety through the application of sound policies and best practices. We maintain a robust safety culture designed to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

We verify compliance with regulatory requirements as well as our internal safety standards. To prevent recurrence of workplace injuries, regular updates are provided to Company management on key safety issues, including safety key performance indicators (“KPI”), significant incidents, and high potential near misses. Our safety team also participates in multi-industry benchmarking groups, within and outside the automotive sector, to share safety best practices and collaborate on common health and safety concerns.

Our Safety Record

Any loss of life or serious injury in the workplace is unacceptable and deeply regretted. Unfortunately, there was one employee fatality incident in 2023. Robust corrective actions have been implemented to prevent recurrence and reduce risk to our employees and contractors working on site. We continue to encourage accurate and detailed reporting of safety issues to reduce risk and improve workplace safety.

Item 1. Business (Continued)
Diversity, Equity, and Inclusion

At Ford, we believe that creating and sustaining a culture of diversity, equity, and inclusion for all our employees is foundational to both achieving our Ford+ plan and treating employees with dignity and respect. Ford offers 10 global Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including race, ethnicity, gender, religion, sexual orientation and gender identity, disability, and generation with chapters throughout the world. Our ERGs are instrumental in providing a voice to our globally diverse workforce as well as sharing valuable insights into the development of products, services, and experiences.

Ford empowers leaders to develop DEI action plans specific to the unique needs and culture of each function and region. From an enterprise perspective, we have taken several concrete steps to further these efforts, including embedding DEI into our corporate strategy and governance, highlighting DEI in the expected behaviors that support Ford’s operating system, and forming an enterprise DEI Council composed of leaders to drive integration across employees, suppliers, dealers, and customers. This holistic DEI strategy includes a strong focus on equity throughout the employee experience, monitoring the diversity within both internal and external talent pipelines, and DEI education.

Our diversity statistics include the following as of December 31, 2023: 27.9% of our salaried employees worldwide identify as females; 25.5% of our total salaried and hourly employees in the United States identify as female; and 36.7% of our total salaried and hourly employees in the United States identify as a minority.

Talent Attraction, Growth, and Capability Assessment

Talent attraction at Ford is evolving with the transformation of our business. We are sourcing and attracting candidates from multiple industries and regions of the world. We continue to recruit talent from traditional industries, such as manufacturing and consulting, and have been successful in attracting talent from non-traditional industries, specifically the technology industry. This is important as we build our expertise in growth areas such as software, electrification, and integrated services.

From a capability perspective, we leverage best practices in assessments and talent management to strengthen our current capabilities and future pipeline while reinforcing a culture of excellence, focus, and collaboration. The performance management process is reviewed regularly to ensure we set clear expectations, measure individual performance, and reward appropriately. Our process includes a semi-annual review of each individual’s performance to objectives and demonstration of expected behaviors of excellence, focus, and collaboration.

Finally, the extent to which our People Leaders are equipped to drive our transformation plays a vital role in our strategy, and we are committed to helping our leaders strengthen their capabilities with dedicated traditional and non-traditional learning opportunities. Our leadership strategy equips our leaders with the capabilities to deliver business results and grow the talent needed to meet our organizational needs.

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

Item 1. Business (Continued)
Employee Sentiment Strategy

We gather feedback from our employees through a variety of channels throughout the year. Our approach is designed to capture sentiment and make it actionable for managers, leadership, and for the teams designing the tools, processes, and policies that impact the employee experience. We use a mix of annual and real-time surveys designed to understand employee sentiment in areas such as: people leader effectiveness, job satisfaction, DEI, wellbeing, overall satisfaction, strategy and execution, and Ford Operating System behaviors.

A critical element of measuring sentiment is ensuring the data gets to those who are best positioned to use it to drive improvements in the employee experience. We design dashboards and tools for managers to view the results from their teams, help them to generate meaningful insights, and convert those insights into guided actions. We share the results with senior executives to identify broader trends and themes and to inform larger strategic decisions across the Company.

Employment Data

The approximate number of individuals employed by us and entities that we consolidated as of December 31 was as follows (in thousands):

	2022	2023
United States	84	87
Rest of World	84	85
Company excluding Ford Credit	168	172
Ford Credit	5	5
Total Company	173	177

Substantially all of the hourly employees in our Ford Blue, Ford Model e, and Ford Pro operations are represented by unions and covered by collective bargaining agreements. In the United States, approximately 99% of these unionized hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”). At December 31, 2023, approximately 59,000 hourly employees in the United States were represented by the UAW.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to us grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles. Our products contain components that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain or a supplier is unable to deliver a component to us in accordance with our specifications, because of a production issue, limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, or other reason, and the component cannot be easily sourced from a different supplier, or we are unable to obtain a component on a timely basis, the shortage may disrupt our operations or increase our costs of production.

For the production of our electric vehicles, we are dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, nickel, graphite, and manganese) used by our suppliers to produce those batteries. As we increase our production of electric vehicles, we expect our need for such materials to increase significantly. At the same time, other companies are increasing their production of electric vehicles, which will further increase the demand for such raw materials. As a result, we may be unable to acquire raw materials needed for electric vehicle production in sufficient amounts that are responsibly sourced or at reasonable prices. As described below under “To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast” as well as in the Liquidity and Capital Resources section in Item 7 below, we have entered into and we may, in the future, enter into offtake agreements and other long-term purchase contracts that obligate us, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of our or our suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for our or our suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy our requirements, and we or our suppliers are unable to find an alternative resource with sufficient quantities, at reasonable prices, responsibly sourced (e.g., in compliance with the Uyghur Forced Labor Prevention Act and similar regulations and standards), and in a timely manner, it could impact our ability to produce electric vehicles.

A shortage of, or our inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. Further, as a result of lower-than-anticipated industrywide electric vehicle adoption rates or otherwise, suppliers of such raw materials or components may become distressed.

To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast. We have announced plans to significantly increase our electric vehicle production volumes; however, our ability to produce higher volumes of electric vehicles is dependent upon the availability of raw materials and other components necessary for the production of batteries, e.g., lithium, cobalt, nickel, graphite, and manganese, among others. As described above under “Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles,” to facilitate our access to such raw materials, we have entered into and we may, in the future, enter into offtake agreements and other long-term purchase contracts. Such agreements obligate us, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to an agreed upon purchase price mechanism that is typically based upon the market price of the material at the time of delivery.

Item 1A. Risk Factors (Continued)
Unlike our historical arrangements with suppliers, under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials, batteries, or their components are borne by Ford rather than our suppliers. In the event we do not purchase the materials or components pursuant to the terms of these agreements, we may be obligated to reimburse the supplier for costs it incurs. We have incurred and we may continue to incur such charges. This may be the case even if the supplier finds another purchaser, as we may be responsible for the costs of finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in our agreement.

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

Ford’s long-term competitiveness depends on the successful execution of Ford+. We previously announced our plan for growth and value creation – Ford+. Ford+ is focused on delivering distinctive and increasingly electric products plus “Always-On” customer relationships and user experiences. Our Ford+ plan is designed to leverage our foundational strengths to build new capabilities – enriching customer experiences and deepening loyalty. As we undertake this transformation of our business, we must integrate our strategic initiatives into a cohesive business model, and balance competing priorities, or we will not be successful. To facilitate this transformation, we are making substantial investments, recruiting new talent, and optimizing our business model, management system, and organization. Accordingly, maintaining discipline in our capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these new growth opportunities is critical to the success of our Ford+ plan. If we are unable to optimize our capital allocation among vehicles, services, technology, and other calls on capital, make sufficient progress to become competitive on cost and quality, or we are otherwise not successful in executing Ford+ (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan, which could have an adverse effect on our financial condition or results of operations. Furthermore, if we fail to make progress on our plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of our business and divert management’s attention and resources.

Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services could continue to have an adverse effect on our business. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. We may also be obligated to remedy defects or potentially recall our vehicles due to defective components provided to us by our suppliers, arising from their quality issues or otherwise. NHTSA’s enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in our vehicles. In addition, NHTSA is considering action related to 52 million vehicles containing inflators from ARC Automotive and Delphi Automotive in the United States. Ford has 2.5 million vehicles within this population. Should NHTSA determine that these inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components we receive from suppliers, our ability to recover from the suppliers may be limited by the suppliers’ financial condition. We accrue the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and we reevaluate the adequacy of our accruals on a regular basis. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance. For additional information regarding warranty and field service action costs, including our process for establishing our reserves, see “Critical Accounting Estimates” in Item 7 and Note 25 of the Notes to the Financial Statements. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, the time it takes to improve the quality of our products and services (or if such efforts are unsuccessful), or otherwise (including as a result of higher repair costs driven by inflation or other economic factors), such costs could continue to have an adverse effect on our financial condition or results of operations. Furthermore, launch delays, recall actions, and

Item 1A. Risk Factors (Continued)
increased warranty costs have adversely affected and could continue to adversely affect our reputation or the public perception and market acceptance of our products and services as discussed below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.” In an effort to improve quality, we have slowed down and may continue to slow down launches, which may result in lost sales, revenue, and profits and could have an adverse effect on our financial condition or results of operations. In addition, as a result of vehicles on hold for quality control, our inventory levels may be higher.

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies. We have invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and we may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, we may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control, or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In order to secure critical materials for production of electric vehicles, we have entered into and may, in the future, enter into offtake agreements and other long-term purchase contracts with raw materials suppliers and make investments in certain raw material and battery suppliers; however, we may not realize the anticipated benefits of these actions and our efforts to have such suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on our reputation. In addition, the implementation of a new or different business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. For example, our efforts to evaluate and implement alternative distribution models and channels for our products and services from those we have traditionally used may be challenged or may not succeed or be as successful as our historical arrangements. External factors may also impact the success of our initiatives. For example, our business and strategy are susceptible to tensions in U.S.-China relations and the rapid development of the Chinese electric vehicle industry, with domestic Chinese producers exporting to some key markets in which we operate. In addition, as we transition to producing a higher percentage of electric vehicles, if industrywide adoption rates continue to be lower than anticipated, we may take actions to better match the pace of electric vehicle adoption, such as not fully utilizing or reducing the capacity of our existing or future plants, reducing production hours or shifts, and we may become subject to claims by suppliers as a result. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments, which may be significant, in that strategy. Moreover, we may continue to have financial exposure following a strategic divestiture or cessation of operations in a market. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on our financial condition or results of operations.

Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt our operations, or harm our reputation. We continually review and evaluate our business to find opportunities to make our operations more efficient and reduce costs. In doing so, we have taken and may in the future take restructuring actions, such as strategic divestitures or ceasing of operations in a market, particularly for those businesses where a path to sustained profitability is not feasible in light of the capital allocation requirements or for other reasons. Our plans for implementing such actions may be accelerated by shifting industry dynamics and new entrants to our industries with which we must compete. These actions may include employee separations, a reduced footprint (e.g., plant closures or smaller operations at existing plants or plants that are not yet on-line), or operating our plants at less than full capacity (e.g., reducing shifts). Such restructuring actions have caused us and may in the future cause us to incur significant costs; record impairments or other charges; subject us to potential claims from employees, suppliers, dealers, other counterparties, or governmental authorities (including a reduction or clawback of incentives); disrupt our operations; distract management from current operations; or harm our reputation. Further, we may not realize the expected benefits of such restructuring actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that we cannot obtain the original intended results of an action.

Item 1A. Risk Factors (Continued)
Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers.  We rely on information technology networks and information systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of our business, our vehicles, and the services we offer. Despite devoting significant resources to our cybersecurity program, we are at risk for interruptions, outages, and compromises of: (i) operational information systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cybersecurity incident, security breach, or other reason (e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system). Such incidents could materially disrupt operational information systems; result in loss or unwilling publication of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of our facilities; affect the performance of in-vehicle systems or services we offer; and/or impact the safety of our vehicles. This risk exposure rises as we continue to develop and produce vehicles with increased connectivity. Moreover, we, our suppliers, and our dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Our networks and in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third-parties who have access to our networks and systems. We employ capabilities, processes, and other security measures we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, and have requirements for our suppliers to do the same; however, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. Moreover, a cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures, and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving us or one of our suppliers could impact our production, internal operations, business strategy, results of operations, financial condition, or our ability to deliver products and services to our customers.

Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production could occur at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, including shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); social unrest; cybersecurity incidents; or for other reasons. A suspension or substantial curtailment of our manufacturing operations could have a significant adverse effect on our financial condition and results of operations, as was the case in 2020, when, consistent with actions taken by governmental authorities, we idled our plants in regions around the world. The duration of a suspension of manufacturing operations and a return to our full production schedule will vary. Our Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while our manufacturing operations are suspended, but we continue to incur operating and non-operating expenses, resulting in a deterioration of our cash flow. Accordingly, any significant future disruption to our production schedule, regionally or globally, whether as a result of our own or a supplier’s suspension of operations, could have a substantial adverse effect on our financial condition, liquidity, and results of operations. Moreover, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations triggered by a shutdown of operations.

The limited availability of components, labor shortages, public health emergencies, and supplier operating issues has led to intermittent interruptions in our supply chain and an inconsistent production schedule at our facilities. This has exacerbated the disruption to our suppliers’ operations, which, in turn, has led to higher costs and production shortfalls. As a result of this disrupted production schedule, we have received and continue to receive claims from our supply base for reimbursement of costs beyond our original agreed terms. Upon receipt, we evaluate those claims, and, in certain circumstances, we have made payments to our suppliers, and this trend may continue.

Item 1A. Risk Factors (Continued)
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

Failure to develop and deploy secure digital services that appeal to customers could have a negative impact on Ford’s business. A growing part of our business involves connectivity, digital and physical services, and integrated software services, and we are devoting significant resources to develop this business. If we fail to generate sufficient demand for our integrated software and digital services or if customers do not opt to activate the modems in our vehicles, which would hinder our ability to offer and sell such services, we may not grow revenue in line with the costs we are investing or achieve profitability on our increasingly digitally-connected products. For additional discussion on the market acceptance of our services, see below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.”

We contract with third parties to offer digital content to customers and license technologies for use in our software and digital services. This includes the right to sell, or offer subscriptions to, third-party content, as well as the right to incorporate specific content into our own services; however, continuation of these third-party licensing and other arrangements, or their renewal on commercially reasonable terms, is not guaranteed or may be unavailable. Moreover, while we seek to grow our share of this business, third parties may be less inclined to continue developing or licensing software for Ford’s products or permit the Company to distribute their content, or such providers may offer competing products and services to the detriment of our business. If we are unable to offer integrated software applications and digital services on competitive terms, it may reduce customer demand or increase our costs to provide such applications and services, which we may be unable to pass on to customers. Alternatively, we may have to develop or license new content or technology to provide digital services, and there can be no assurance we would be able to develop or license such content or technology at a reasonable cost or in a timely manner, either of which could have a negative impact on our financial condition, results of operations, or reputation.

Sophisticated software integration may have issues that can unexpectedly interfere with the intended operation of hardware or other software products and services. In addition, the services we offer can have quality issues and may, from time to time, experience outages, service slowdowns, or errors. As a result, these services may not always perform as anticipated and may not meet customer expectations. There can be no assurance we will be able to detect and remedy all issues and defects in the hardware, software, and services we offer, or successfully deliver over-the-air (“OTA”) updates. Failure to do so on a timely basis could result in widespread technical and performance issues affecting our products and services. For additional discussion on the risks associated with defects and quality issues, see above under “Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services could continue to have an adverse effect on our business.”

Item 1A. Risk Factors (Continued)
The actions of end users are generally beyond our control and some users may engage in fraudulent or abusive activities that involve our digital services. These include unauthorized use of accounts through stolen credentials, failure to pay for services accessed, or other activities that violate our terms of service. While we have implemented security measures intended to prevent unauthorized access to our digital services and related information systems, malicious entities have and will continue to attempt to gain unauthorized access to them. If our efforts to detect such violations or our actions to control these types of fraud and abuse are not effective or timely, it may have an adverse effect on our financial condition, results of operations, or reputation. For further information, see above under “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers.”

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in our manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. With the ratification of our new contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) in the United States and Unifor in Canada in 2023, we expect to have a significant increase in labor costs through the life of the contracts, and if we are unable to offset those costs, it could have a significant adverse effect on our business. Further, these agreements may restrict our ability to close plants and divest businesses. Some of our competitors do not have such collective bargaining agreements and are not subject to the same constraints. A substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities or increase the cost of doing so.

Ford’s ability to attract, develop, grow, and reward talent is critical to its success and competitiveness. Our success depends on our ability to continue to attract, develop, grow, and reward talented and diverse employees with domain expertise in engineering, software, technology (including digital capabilities and connectivity), integrated services, supply chain, marketing, and finance, among other areas. While we have been successful in attracting talent in recent years, as with any company, the ability to continue to attract talent is important, particularly in growth areas vital to our success such as software, electrification, and integrated services. Competition for such talent is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for companies. In addition to attracting talent, we must also retain the talent needed to deliver our business objectives. While compensation considerations remain important, current and potential employees are increasingly placing a premium on various intangibles, such as working for companies with a clear purpose and strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity, and inclusion initiatives. If we are not perceived as an employer of choice, we may be unable to recruit the best talent. Further, if we lose existing employees with needed skills or we are unable to develop existing employees, particularly with the introduction of new technologies and our focus on operational efficiency and quality, it could have a substantial adverse effect on our business.

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

Item 1A. Risk Factors (Continued)
With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded. Further, our ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric vehicles, autonomous technologies, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in our areas of strength, e.g., pick-up trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as us, are entering the market. For example, Chinese electric vehicle producers are exporting their products to some key markets in which we operate. This level of competition necessitates that we invest in and integrate emerging technologies into our business and increases the importance of our ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, with the quality they expect, and at costs low enough to be profitable. Moreover, if we do not meet customer expectations for quickly and effectively addressing and remedying issues that may develop with or that improve our products and services, e.g., successfully delivering OTA updates, it would have an adverse effect on our business.

We have announced our intent to continue making multi-billion dollar investments in electrification and software services. Our plans include offering electrified versions of many of our vehicles, including the F-150 Lightning and E-Transit. If the market for electrified vehicles does not develop at the rate we expect, even if the regulatory framework encourages a rapid adoption of electrified vehicles, there is a negative perception of our vehicles or about electric vehicles in general, we are unable to or are delayed in developing or embracing new technologies or processes, or if consumers prefer our competitors’ vehicles, there could be an adverse impact on our financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” lower than planned market acceptance of our vehicles may impact our strategy to comply with fuel economy standards.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce our carbon footprint over time across our vehicles, operations, and supply chain. We have announced interim emissions targets approved by the Science Based Targets initiative (SBTi) and made other statements about similar initiatives, e.g., our expected electric vehicle volumes in future years. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent we are unable to achieve these initiatives or our transition to electrification is slower than expected, it may harm our reputation or we may not otherwise receive the expected return on the investment. For example, we are exposed to reputational risk if we do not reduce vehicle CO2 emissions in line with our targets or in compliance with applicable regulations. Further, our customers, investors, and other stakeholders evaluate how well we are progressing on our announced climate goals and aspirations, and if we are not on track to achieve those goals and aspirations on a timely basis, or if the expectations of our customers and investors change and we do not adequately address their expectations, our reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies. Other parties may object to the positions we have taken and may, in the future, take on environmental, social, or other issues, or in the event we change our position on such issues, which may result in a loss of customers, a boycott of our products or services, or other actions that may impact not only our brand and reputation but also our results of operations, financial condition, and the price of our Common Stock.

Moreover, new offerings, including those related to electric vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and may subject us to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and autonomous vehicle technologies and erode customer trust.

Item 1A. Risk Factors (Continued)
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

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on our financial condition, results of operations, or our business in general. Steps taken by governments to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive. In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in our global supply chain, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which we operate.

With operations in various markets with volatile economic or political environments and our global supply chain and utilization of transportation routes and logistics providers around the world, we are exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact our supply chain as well as our operations and have a substantial adverse effect on our financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event.  Because we, like other manufacturers, have a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and results of operations.  Vehicle sales are affected by overall economic and market conditions, consumer behavior, and developing trends such as shared vehicle ownership and ridesharing services. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors, particularly for electric vehicles. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors (Continued)
Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us and may in the future lead us to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, we have accrued and may continue to incur charges, which could be substantial, related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. Battery costs remain high, which is detrimental to electric vehicles reaching pricing parity with ICE vehicles and further exacerbates the pricing pressures on electric vehicles. Furthermore, as we invest in battery production, including the construction of battery plants, if we are unable to operate those plants at their expected capacity because electric vehicle adoption rates remain lower-than-anticipated or otherwise, we may be unable to recoup the investments we have made.

As electric vehicle adoption rates increase, the risk of excess capacity, particularly for internal combustion engine trucks and utilities, may be exacerbated. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on our financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. We and our suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. We monitor and attempt to manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity and energy prices (from tariffs and the actions taken by Russia in Ukraine, as discussed above under “With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates as well as increased material, freight, logistics, and similar costs could have a substantial adverse effect on our financial condition or results of operations. See Item 7 and Item 7A for additional discussion of currency, commodity and energy price, and interest rate risks. These market forces have caused us to incur higher material costs, which may continue, and our warranty costs have increased, in part, due to inflationary cost pressures at our dealers. Moreover, due to inflationary pressure, some of our suppliers have submitted claims to us for reimbursement of costs beyond our original agreed terms. Upon receipt, we evaluate those claims, and, in certain circumstances, we have made payments to our suppliers, and this trend may continue. Further, interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, our results are impacted by fluctuations in the market value of our investments, with unrealized gains and losses that could be material in any period.

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings for those transactions and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

To the extent interest rates remain relatively high, they may have an adverse effect on borrowing costs for Ford Credit, making it more expensive to fund our operations or leading to higher rates charged to our customers if these costs are passed on.

Item 1A. Risk Factors (Continued)
The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our operations, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition or results of operations.

For example, until 2021, most of our manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of our South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against us concerning the federal incentives we previously received, and the State of São Paulo has challenged the grant to us of tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements for discussion of our accounting for government incentives, and “Item 3. Legal Proceedings” for a discussion of tax proceedings in Brazil and the potential requirement for us to post collateral.

The U.S. Inflation Reduction Act (“IRA”) provides, among other things, financial incentives in the form of tax credits to grow the domestic supply chain and domestic manufacturing base for electric vehicles, plug-in hybrid vehicles (PHEVs), and other “clean” vehicles. The law likewise incentivizes the purchase of clean vehicles and the infrastructure to fuel them. These incentives change over time and will remain in effect until approximately 2032, unless modified by Congress. The IRA’s incentives are having and are expected to have material impacts on the automotive industry and Ford. The IRA authorizes tax credits to manufacturers for the domestic production of batteries and battery components for EVs and PHEVs, and this credit is expected to improve the financial performance of domestic battery manufacturers, including the new operations at our upcoming facility in Michigan and BlueOval SK’s facilities in Kentucky and Tennessee. Further, the degree of success of some of our investment strategies depends upon IRA tax credit eligibility and for those credits to continue to remain available through the currently contemplated expiration.

The IRA also authorizes tax credits for purchasers of qualified commercial and retail clean vehicles. Ford expects that most commercial customers that purchase an EV or PHEV will be eligible for the commercial clean vehicle credit, although it is unclear at this time how many commercial vehicle purchasers will have the underlying federal tax liability that is necessary to actually monetize this credit. When paired with the IRA’s tax credit for the construction of certain electric vehicle charging infrastructure, Ford expects the commercial clean vehicle credit will influence commercial fleets, governmental fleets, and other vehicle purchasers in their evaluation of a transition from internal combustion engine vehicles to EVs and PHEVs.

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

Item 1A. Risk Factors (Continued)
Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. We spend substantial resources to comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, and other standards, but we cannot ensure that employees or other individuals affiliated with us will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact our compliance status. Government investigations against Ford or Ford Credit could result in fines, penalties, orders, or other resolutions that could have an adverse impact on our financial condition, results of operations, or the operation of our business. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where our vehicles, services, and financial products comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products, services, or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and we have in the past experienced and could in the future experience significant adverse results, including compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on our financial condition, results of operations, or our business in general, particularly with larger jury verdicts becoming more prevalent. In addition, adverse publicity surrounding an allegation, litigation, or investigation, even if there is no merit to the matter, may cause significant reputational harm or create a negative public perception of our products and services, which could have a significant adverse effect on our sales.

Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Regulators have enacted and are proposing standards to address concerns regarding the environment (including concerns about global climate change and air quality), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including GHG emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter, and there are associated increased reporting requirements. Similarly, we are making substantial investments in our facilities and revising our processes to not only comply with applicable regulations but also to make our operations more efficient and sustainable. As our suppliers make similar investments, any higher costs may be passed on to us. In the United States, legal and policy debates on environmental regulations are continuing, with a primary trend toward reducing GHG emissions and increasing vehicle electrification. Recently, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for ZEVs (standards that some other states are adopting), and those actions are also the subject of legal challenges. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

We regularly refine our product cycle plan to improve the fuel economy of our internal combustion vehicles and to offer more propulsion choices, such as hybrid and electrified vehicles, that generate lower GHG emissions. Electrification is our core strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits to our ability to reduce emissions and increase fuel economy over given time frames and many factors that could delay or impede our plans. Those factors primarily relate to the cost and effectiveness of available technologies; consumer acceptance of new technologies and their costs; changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced”); the appropriateness (or lack thereof) of certain technologies for use in particular vehicles; the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electric vehicles; the availability (or lack thereof) of the raw materials and component supply to make affordable batteries and other elements of electric vehicles; and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions or the consumer attributes

Item 1A. Risk Factors (Continued)
of our vehicles do not lead consumers to purchase electric vehicles and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult to meet applicable environmental standards. Moreover, the rates of EV growth, production disruptions, stop ships, supply chain limitations, lower-than-planned market acceptance of our vehicles, and/or other circumstances may cause us to modify product plans, or, in some cases, purchase credits, which we have done, in order to comply with emissions standards, fuel economy standards, or ZEV requirements, which could have an adverse effect on our financial condition and results of operations and cause reputational harm.

Increased scrutiny of automaker emission compliance by regulators around the world has led to new regulations, more stringent enforcement programs, additional field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and delays in regulatory approvals. The cost to comply with government regulations concerning new vehicle standards and in-use vehicle requirements, including field service actions, is substantial. Additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix, as well as any non-compliance with applicable laws and regulations, could have a substantial adverse impact on our financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. Any negative perception regarding the performance of our vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on our global business, see the “Governmental Standards” discussion in “Item 1. Business” above.

We and other companies continue to develop autonomous vehicle and driver assist technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles and related technologies. Manufacturers are facing increased scrutiny from regulators at the state and federal level on system misuse by customers, feature capabilities, and whether advertising for this technology contains false or misleading information. Some states are developing their own regulations that impact the testing and design of autonomous vehicles. This patchwork approach without federal guidance may subject Ford to additional compliance costs. In addition, the demand for these services by consumers is fluctuating as the technology is rolled out in various stages and with mixed industry results.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. We are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the United States and other countries (such as the European Union’s and the U.K.’s General Data Protection Regulations and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer, and security of personal information of consumers, employees, or others, including laws that may require us to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause us to incur substantial costs to modify our operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against us in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm our reputation, disrupt our business, cause us to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on our business and/or consumers deciding to withhold or withdraw consent for our collection or use of data.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 1C.  Cybersecurity.

While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or degrade service or our operations; sabotage systems; or otherwise cause harm to the Company, our customers, suppliers, or dealers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are designed to reduce and mitigate these risks, and have requirements for our suppliers to do the same. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, the responsibility ultimately rests with our suppliers to establish and uphold their respective cybersecurity programs. Our ability to monitor the cybersecurity practices of our suppliers is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by our suppliers. When we become aware that a supplier’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems. Notwithstanding our efforts to mitigate any such risk, there can be no assurance that the compromise or failure of supplier information systems, technology assets, or cybersecurity programs would not have an adverse effect on the security of the Company’s information systems.

In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by our Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. This responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining our cybersecurity program. To do so, our program leverages both internal and external techniques and expertise. Internally, among other things, we perform penetration tests, internal tests/code reviews, and simulations using cybersecurity professionals (often referred to as “white hat hackers” or a “Red Team”), to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company email and access to Company assets. On a monthly basis, we disseminate security awareness newsletters to employees to highlight emerging or urgent cybersecurity threats and best practices. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and various Information Sharing and Analysis Centers (each an “ISAC”); review customer, media, and third-party cybersecurity reports; and offer bounties to responsible third-parties who notify us of vulnerabilities they are able to detect in our cyber defenses (commonly referred to as a “Bug Bounty”). Our capabilities, processes, and other security measures also include, without limitation:
•Security Information and Event Management (“SIEM”) software, which provides a threat detection, compliance, and security incident management system;
•Endpoint Detection and Response (“EDR”) software, which monitors for malicious activities on external-facing endpoints (e.g., Windows workstations, servers, MAC clients, and Linux endpoints);
•Cloud monitoring, running on primary public and private cloud environments; and
•Disaster recovery and incident response plans, including a ransomware response plan.

We invest in enhancing our cybersecurity capabilities and strengthening our partnerships with appropriate business partners, service partners, and government and law enforcement agencies to understand the range of cybersecurity risks in the operating environment, enhance defenses, and improve resiliency against cybersecurity threats. Additionally, we are a member of the Financial Services and Information Technology ISACs and both a founding member and board member of the Automotive ISAC. Our membership with these industry cybersecurity groups assists in our efforts to protect the Company against both enterprise and in-vehicle security risks.

The Company’s global cybersecurity incident response is overseen by our Chief Information Security Officer. Our Chief Information Security Officer has served in that role for over 6 years and has over a decade of engineering and operations expertise with cybersecurity technologies and services. Our Chief Information Security Officer reports to our Chief Enterprise Technology Officer who has spent over two decades leading digital and technology organizations at both enterprise software companies and Fortune 50 enterprises. Our Chief Enterprise Technology Officer reports directly to the Chief Executive Officer.

ITEM 1C. Cybersecurity (Continued)
When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by management committees using processes that leverage subject-matter expertise from across the Company. Further, we may engage third-party advisors, from time to time, as part of our incident management processes. All cybersecurity incidents that are identified as reasonably having the potential to be highly significant to the Company are brought to the attention of both the Chief Enterprise Technology Officer and General Counsel by the Chief Information Security Officer as part of our cybersecurity incident response processes.

Cybersecurity risk management is an integral part of our overall enterprise risk management program. As part of its enterprise risk management efforts, the Board meets with senior management, including the executive leadership team, to assess and respond to critical business risks. Critical enterprise risks are assessed by senior management annually and discussed with the Board. Once identified, each of the risks we view as most significant is assigned an executive risk owner who is responsible to oversee risk assessment, develop and implement mitigation plans, and provide regular updates to the Board (and/or Board committee assigned to the risk). Cybersecurity threats have been and continue to be identified as one of the Company’s top risks, with our Chief Enterprise Technology Officer and Chief Information Security Officer assigned as the executive risk owners. The Board has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee.

As part of its oversight responsibilities, the Audit Committee receives regular updates on our cybersecurity practices as well as cybersecurity and information technology risks from our Chief Information Security Officer. These regular updates include topics related to cybersecurity practices, cyber risks, and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition to these regular updates, as part of our incident response processes, the Chief Enterprise Technology Officer, in collaboration with the Chief Information Security Officer and General Counsel, provides updates on certain cybersecurity incidents to the Audit Committee and, in some cases, the Board. The Audit Committee reviews and provides input into and oversight of our cybersecurity processes, and in the event Ford determines it has experienced a material cybersecurity incident, the Audit Committee is notified about the incident in advance of filing a Current Report on Form 8-K.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, we, our suppliers, and our dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Our networks and in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third parties who have access to our networks and systems. A cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures, and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving us or one of our suppliers could impact our business strategy, results of operations, financial condition, or our reputation. For additional information, see “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers” on page 20.

ITEM 2. Properties.

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and testing, prototype, and operations space.

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. Most of our distribution centers are leased (we own approximately 32% of the total square footage and lease the balance). The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 85% of the total square footage of our testing, prototype, and operations space is owned by us.

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

We and the entities that we consolidated as of December 31, 2023 use over 300 operations facilities globally, including testing and prototype, across 24 countries, and 41 manufacturing and assembly plants, which includes plants that are operated by us or our consolidated joint venture that support our Ford Blue, Ford Model e, and Ford Pro segments.

We have one significant consolidated joint venture, which is in our Ford Blue segment:

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

In addition to the plants that we operate directly or that are operated by our consolidated joint venture, additional plants that support our Ford Blue, Ford Model e, and Ford Pro segments are operated by unconsolidated joint ventures of which we are a partner. The most significant of those unconsolidated joint ventures are as follows:
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

•Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”) — a joint venture in Türkiye among Ford (41% partner), the Koc Group of Türkiye (41% partner), and public investors (18%) that is the sole supplier to us of the Transit, Transit Custom, and Transit Courier commercial vehicles and the Puma for Europe and the sole distributor of Ford vehicles in Türkiye. Ford Otosan also manufactures Ford heavy trucks for markets in Europe, the Middle East, and Africa. The joint venture owns three plants, a parts distribution depot, and a research and development center in Türkiye, and a combined vehicle and engine plant in Romania.

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

Item 2. Properties (Continued)
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

Below is a product liability matter currently pending against Ford:

Hill v. Ford. Plaintiffs in this product liability action pending in Georgia state court allege that the roof of a 2002 Ford F-250 involved in a rollover accident was defectively designed. During the first trial in 2018, the judge declared a mistrial, ruled that Ford’s attorneys had violated pre-trial rulings while presenting evidence, and sanctioned Ford by prohibiting Ford from introducing any evidence at the second trial to show that the roof design of the F-250 was not defective. During the second trial in August 2022, a jury found that Pep Boys (the party that sold the tires on the vehicle involved in the rollover accident) was responsible for 30% of the damages, and Ford, as a direct result of the sanctions order prohibiting Ford from presenting its defense, was responsible for 70% of the damages, resulting in $16.8 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $1.7 billion. We filed post-trial motions seeking a new trial, and on September 14, 2023, the trial court denied our post-trial motions. On October 13, 2023, Ford filed a notice of appeal with the Georgia Court of Appeals. We believe the law supports our position that Ford is entitled to a new trial with the right to present evidence in its defense.

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

Item 3. Legal Proceedings (Continued)
Transit Connect Customs Penalty Notice. U.S. Customs and Border Protection (“CBP”) ruled in 2013 that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. We filed a challenge in the U.S. Court of International Trade (“CIT”), and CIT ruled in our favor in 2017. CBP subsequently filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, which ruled in favor of CBP. Following the U.S. Supreme Court’s denial of our petition for a writ of certiorari in 2020, we paid the increased duties for certain prior imports, plus interest, and disclosed that CBP might assert a claim for penalties. Subsequently, CBP issued a penalty notice to us dated July 22, 2021, and on November 18, 2021, CBP assessed against us a monetary penalty of $1.3 billion and additional duties of $181 million, plus interest. We are vigorously defending our actions and contesting payment of the penalty and the additional duties.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 4A. Information About Our Executive Officers.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2024:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chair and Chair of the Board	September 2006	66
James D. Farley, Jr. (b)	President and Chief Executive Officer	October 2020	61
John Lawler	Chief Financial Officer	October 2020	57
Ashwani (“Kumar”) Galhotra	Chief Operating Officer	October 2023	58
Michael Amend	Chief Enterprise Technology Officer	September 2021	46
Theodore Cannis	CEO, Ford Pro and Ford Customer Service Division	September 2023	57
Steven P. Croley	Chief Policy Officer and General Counsel	July 2021	58
J. Doug Field	Chief EV, Digital, and Design Officer	October 2023	58
Andrew Frick	President, Ford Blue	October 2023	50
Marin Gjaja	Chief Operating Officer, Ford Model e	September 2023	54
Peter C. Stern	President, Integrated Services	August 2023	52
Jennifer Waldo	Chief People and Employee Experience Officer	May 2022	47
Shengpo (“Sam”) Wu	President and Chief Executive Officer, Ford of China	March 2023	57
Cathy O’Callaghan	Controller	June 2018	55
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

•Marin Gjaja was Senior Partner and Managing Director at Boston Consulting Group (“BCG”). He had been at BCG since 1996.

•Peter C. Stern was Vice President, Services at Apple from 2016 to 2023.

•Jennifer Waldo was Vice President, People Business Partners at Apple from 2019 to 2022. From 2015 to 2019, Ms. Waldo was Chief Human Resources Officer at GE Digital.

•Shengpo “Sam” Wu was Executive Vice President and President, Whirlpool Asia from 2019 until he retired from that position in 2022. He served in an advisory role and as the Vice-Chairman of Whirlpool China Co., Ltd. from 2022 to 2023. Mr. Wu joined Whirlpool Corporation in 2017 as President, Whirlpool Asia and a member of the company’s Executive Committee.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Stock

Our Common Stock is listed on the New York Stock Exchange in the United States under the symbol F. As of February 2, 2024, stockholders of record of Ford included approximately 100,089 holders of Common Stock and 3 holders of Class B Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Common Stock is held in “street name” by brokers.

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

The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P 500 Index and the Dow Jones Automobiles & Parts Titans 30 Index for the five year period ended December 31, 2023. It shows the growth of a $100 investment on December 31, 2018, including the reinvestment of all dividends.

	Base Period	Years Ending
Company/Index	2018	2019	2020	2021	2022	2023
Ford Motor Company	100	130	125	296	171	198
S&P 500	100	131	156	200	164	207
Dow Jones Automobiles & Parts Titans 30	100	114	172	215	146	194

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)
Issuer Purchases of Equity Securities

In the fourth quarter of 2023, we completed a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2023. The program authorized repurchases of up to 51 million shares of Ford Common Stock. As shown in the rightmost column of the table below, we do not intend to make any further purchases under this program because its anti-dilutive purpose was fulfilled after purchasing only 31 million shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	—
November 1, 2023 through November 30, 2023	6,713,291	10.25	6,713,291	44,286,709
December 1, 2023 through December 31, 2023	24,286,709	10.95	24,286,709	20,000,000 (a)
Total / Average	31,000,000	$10.80	31,000,000
__________
(a)The share repurchase program announced November 20, 2023 authorized repurchases of up to 51 million shares of Ford Common Stock. Although we have repurchased 31 million shares and the program was authorized for up to 51 million, we do not intend to make any further purchases under this program because its anti-dilutive purpose has been fulfilled.

In December 2023, our Board of Directors approved a modest anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation expected to be granted during 2024. The program authorizes repurchases of up to 53 million shares of Ford Common Stock. The Company may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to satisfy the conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of repurchases of Ford Common Stock under this program will depend upon business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The share repurchase program may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Common Stock. To the extent the Company elects to make purchases under the share repurchase program, the Company expects to utilize its existing cash and cash equivalents to fund such repurchases.

Dividends

The table below shows the dividends we paid per share of Common and Class B Stock for each quarterly period in 2022 and 2023:

	2022				2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter
Dividends per share of Ford Common and Class B Stock	$0.10	$0.10	$0.15	$0.15	$0.80	$0.15	$0.15	$0.15
__________
(a)In the first quarter of 2023, in addition to a regular dividend of $0.15 per share, we paid a supplemental dividend of $0.65 per share.

On February 6, 2024, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.18 per share.

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

ITEM 6. [Reserved.]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key Trends and Economic Factors Affecting Ford and the Automotive Industry

Production and Supply Chain. Although we saw improvements in our supply chain throughout 2023, including easing of the semiconductor shortage, we continue to face some production issues due to, among other things, labor shortages at our suppliers. Moreover, we have received and continue to receive claims from our supply base related to inflationary pressure and production disruption. Upon receipt, we evaluate those claims, and, in certain circumstances, in order to ensure continuity of supply and mitigate the impact on our production, have made payments to our suppliers, sometimes under duress. We continue to reevaluate our supply base and sourcing decisions and may in the future incur charges to improve flexibility and cost competitiveness.

Currency Exchange Rate Volatility. Globally, central banks have begun shifting from tightening policy by raising interest rates to holding rates steady or, in some markets, beginning to cut rates. As they do, they need to carefully balance the risk that inflation remains elevated against the heightened financial and economic risks associated with high interest rates. This is notable for many emerging markets, which may also face increased exposure to commodity prices and political instability, contributing to unpredictable movements in the value of their exchange rates. In addition to direct impacts on the financial flows of global automotive companies, currency movements can also impact pricing of vehicles exported to overseas markets. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile. However, in some markets, exchange rates are heavily influenced or controlled by governments.

Pricing Pressure. Despite vehicle pricing remaining elevated over the last year due to strong demand, supply shortages, and inflationary costs, we have already observed moderation in the rate of new and used vehicle price increases as auto production recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Over the long term, intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets.

Electric Vehicle Market. Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us and may in the future lead us to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, we recorded about $0.7 billion of charges in 2023 and may continue to incur charges, which could be substantial, related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. See Item 1A. Risk Factors for additional discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Commodity and Energy Prices. Prices for commodities remain volatile. In some cases, spot prices for various commodities have recently diverged somewhat, as anticipated weakening in global industrial activity mitigates price increases for base metals such as steel and aluminum, while precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, nickel, graphite, and manganese, among other materials, for batteries) remain elevated. The net impact on us and our suppliers has been higher material costs overall. To help ensure supply of raw materials for critical components (e.g., batteries), we, like others in the industry, have entered into multi-year sourcing agreements and may enter into additional agreements. Similar dynamics are impacting energy markets, with Europe particularly exposed to the risk of both higher prices and constraints on supply of natural gas due to the ongoing conflict in Ukraine. Such shortages may impact facilities operated by us or our suppliers, which could have an impact on us in Europe and other regions. In the long term, the outcome of de-carbonization and electrification of the vehicle fleet may depress oil demand, but the global energy transition will also contribute to ongoing volatility of oil and other energy prices.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles. For example, in Ford Blue, our larger, more profitable vehicles had an average contribution margin that was 139% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones), and other factors that accelerate the transition to electrified vehicles, may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Trade Policy. To the extent governments in various regions implement or intensify barriers to imports, such as erecting tariff or non-tariff barriers or manipulating their currency, and provide advantages to local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in other markets. While we believe the long-term trend will support the growth of free trade, we will continue to monitor and address the developing role that geopolitical, climate, and labor concerns are playing in trade relations.

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures in the wake of geopolitical volatility, driving up energy prices, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked, as gasoline and natural gas prices recede from the latest spike, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact its ability to source funding and offer financing at competitive rates, which could reduce its financing margin.

Revenue

Company excluding Ford Credit revenue is generated primarily by sales of vehicles, parts, accessories, and services from our Ford Blue, Ford Model e, and Ford Pro segments. Revenue is recorded when control is transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. However, we defer a portion of the consideration received when there is a separate future or stand-ready performance obligation, such as extended service contracts or ongoing vehicle connectivity. Revenue related to extended service contracts is recognized over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations; revenue related to other future or stand-ready performance obligations is generally recognized on a straight-line basis over the period in which services are expected to be performed. Vehicles sold to daily rental car companies with an obligation to repurchase at an agreed upon amount, exercisable at the option of the customer, are accounted for as operating leases, with lease revenue recognized over the term of the lease. Proceeds from the sale of vehicles at auction are recognized in revenue upon transfer of control of the vehicle to the buyer.

Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit. Upon Ford Credit originating the wholesale receivable related to a dealer’s purchase of a vehicle, Ford Credit pays cash to the relevant Ford entity in payment of the dealer’s obligation for the purchase price of the vehicle. The dealer then pays the wholesale finance receivable to Ford Credit when it sells the vehicle to a retail customer.

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

Transactions between Ford Credit and our other segments occur in the ordinary course of business. For example, we offer special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The cost for these incentives is included in our estimate of variable consideration at the date the related vehicle sales to our dealers are recorded. In order to compensate Ford Credit for the lower interest or lease payments offered to the retail customer, we pay the discounted value of the incentive directly to Ford Credit when it originates the retail finance or lease contract with the dealer’s customer. Ford Credit recognizes the incentive amount over the life of retail finance contracts as an element of financing revenue and over the life of lease contracts as a reduction to depreciation. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions between Ford Credit and our other segments.

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

Cost of sales and Selling, administrative, and other expenses for full year 2023 were $161.3 billion. Company excluding Ford Credit’s total material and commodity costs make up the largest portion of these costs and expenses, followed by structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS - 2023

The net income attributable to Ford Motor Company was $4,347 million in 2023. Company adjusted EBIT was $10,416 million.

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

	2022	2023
Restructuring (by Geography)
China	$(380)	$(958)
Europe	(151)	(978)
Ford Credit - Brazil	(155)	—
Other (a)	(436)	(87)
Subtotal Restructuring	$(1,122)	$(2,023)
Other Items
Gain/(loss) on Rivian investment	$(7,377)	$(31)
AV strategy including Argo impairment	(2,812)	—
Transit Connect customs matter	—	(396)
Russia suspension of operations/asset write-off	(158)	—
Patent matters related to prior calendar years	(124)	8
EV program dispute	—	(143)
Other (including gains/(losses) on investments)	(170)	(165)
Subtotal Other Items	$(10,641)	$(727)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$29	$(2,058)
Pension settlements and curtailments	(438)	(339)
Subtotal Pension and OPEB Gain/(Loss)	$(409)	$(2,397)
Total EBIT Special Items	$(12,172)	$(5,147)

Provision for/(Benefit from) tax special items (b)	$(2,573)	$(1,273)
__________
(a)2022 includes $298 million related to restructuring charges in India and $198 million in North America. 2023 includes $28 million related to restructuring charges in India and $41 million in North America.
(b)Includes related tax effect on special items and tax special items.

We recorded $5.1 billion of pre-tax special item charges in 2023, driven primarily by pension and OPEB remeasurement, restructuring actions in Europe and China, and the Transit Connect customs matter.

In Note 26 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2023 key metrics for the Company compared to a year ago.

	2022	2023	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$6.9	$14.9	$8.1
Revenue ($M)	158,057	176,191	11%
Net Income/(Loss) ($M)	(1,981)	4,347	6,328
Net Income/(Loss) Margin (%)	(1.3)%	2.5%	3.7 ppts
EPS (Diluted)	$(0.49)	$1.08	$1.57

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$9.1	$6.8	$(2.3)
Company Adj. EBIT ($M)	10,415	10,416	1
Company Adj. EBIT Margin (%)	6.6%	5.9%	(0.7) ppts
Adjusted EPS (Diluted)	$1.88	$2.01	$0.13
Adjusted ROIC (Trailing Four Quarters)	11.2%	13.9%	2.7 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2023, our diluted earnings per share of Common and Class B Stock was $1.08 and our diluted adjusted earnings per share was $2.01.

Net income/(loss) margin was 2.5% in 2023, up from negative 1.3% a year ago. Company adjusted EBIT margin was 5.9% in 2023, down from 6.6% a year ago.

The table below shows our full year 2023 net income/(loss) attributable to Ford and Company adjusted EBIT by segment (in millions).

	2022	2023	H / (L)
Ford Blue	$6,847	$7,462	$615
Ford Model e	(2,133)	(4,701)	(2,568)
Ford Pro	3,222	7,222	4,000
Ford Next	(926)	(138)	788
Ford Credit	2,657	1,331	(1,326)
Corporate Other	748	(760)	(1,508)
Company Adjusted EBIT (a)	10,415	10,416	1
Interest on Debt	(1,259)	(1,302)	(43)
Special Items	(12,172)	(5,147)	7,025
Taxes / Noncontrolling Interests	1,035	380	(655)
Net Income/(Loss)	$(1,981)	$4,347	$6,328
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase of $6.3 billion in net income/(loss) in 2023 was primarily driven by the non-recurrences of the mark-to-market net loss on our Rivian investment and the impairment on our Argo investment (both of which were included in special items in 2022), partially offset by a pension and OPEB remeasurement loss and higher charges for restructuring actions in Europe and China. The flat year-over-year Company adjusted EBIT primarily reflects higher Ford Pro and Ford Blue EBIT and a lower EBIT loss in Ford Next. Offsets included higher EBIT losses in Ford Model e, lower past service pension and OPEB income in Corporate Other, and lower Ford Credit EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide full year 2023 key metrics and the change in full year 2023 EBIT compared with full year 2022 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	2022	2023	H / (L)
Key Metrics
Wholesale Units (000) (a)	2,834	2,920	86
Revenue ($M)	$94,762	$101,934	$7,172
EBIT ($M)	6,847	7,462	615
EBIT Margin (%)	7.2%	7.3%	0.1 ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 484,000 units in 2022 and 455,000 units in 2023)

Change in EBIT by Causal Factor (in millions)
2022 Full Year EBIT	$6,847
Volume / Mix	2,544
Net Pricing	235
Cost	(1,558)
Exchange	(462)
Other	(144)
2023 Full Year EBIT	7,462

In 2023, Ford Blue’s wholesales increased 3% from a year ago, primarily reflecting an improvement in production-related supply constraints, offset partially by ceasing production of EcoSport and Fiesta small vehicles and production losses during the UAW strike. Full year 2023 revenue increased 8%, driven by higher wholesales, favorable mix, and higher net pricing, offset partially by weaker currencies.

Ford Blue’s 2023 full year EBIT was $7.5 billion, an increase of $615 million from a year ago, with an EBIT margin of 7.3%. The EBIT improvement was driven primarily by favorable mix, lower commodity costs, higher wholesales and net pricing. Partial offsets primarily include higher warranty costs (reflecting inflationary cost pressures and increased field service actions), higher material costs related to new products, higher structural costs and supplemental compensation (including the impact of the new UAW collective bargaining agreement), and weaker currencies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	2022	2023	H / (L)
Key Metrics
Wholesale Units (000)	96	116	20
Revenue ($M)	$5,253	$5,897	$644
EBIT ($M)	(2,133)	(4,701)	(2,568)
EBIT Margin (%)	(40.6)%	(79.7)%	(39.1) ppts

Change in EBIT by Causal Factor (in millions)
2022 Full Year EBIT	$(2,133)
Volume / Mix	(32)
Net Pricing	(1,005)
Cost	(1,765)
Exchange	84
Other	150
2023 Full Year EBIT	$(4,701)

In 2023, Ford Model e’s wholesales increased 20% from a year ago, primarily reflecting higher production of F-150 Lightning. Full year 2023 revenue increased 12%, driven by higher wholesales, offset partially by lower net pricing.

Ford Model e’s 2023 full year EBIT loss was $4.7 billion, a $2.6 billion higher loss than a year ago, with an EBIT margin of negative 79.7%. The EBIT deterioration was primarily driven by lower net pricing, higher material cost (including volume-related obligations for batteries of about $310 million, inflationary cost increases, and higher launch-related supplier costs), higher volume/capacity-related manufacturing and spending-related costs, higher warranty costs, and higher engineering costs for future programs, offset partially by lower commodity costs and stronger currencies.

Ford Pro Segment

	2022	2023	H / (L)
Key Metrics
Wholesale Units (000) (a)	1,301	1,377	76
Revenue ($M)	$48,939	$58,058	$9,119
EBIT ($M)	3,222	7,222	4,000
EBIT Margin (%)	6.6%	12.4%	5.9 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 76,000 units in 2022 and 90,000 units in 2023).

Change in EBIT by Causal Factor (in millions)
2022 Full Year EBIT	$3,222
Volume / Mix	(331)
Net Pricing	7,067
Cost	(2,353)
Exchange	27
Other	(410)
2023 Full Year EBIT	$7,222

In 2023, Ford Pro’s wholesales increased 6% from a year ago, primarily reflecting an improvement in production-related supply constraints, offset partially by production losses during the UAW strike. Full year 2023 revenue increased 19%, driven by higher net pricing and wholesales, offset partially by unfavorable mix.

Ford Pro’s 2023 full year EBIT was $7.2 billion, an increase of $4.0 billion from a year ago, with an EBIT margin of 12.4%. The EBIT improvement was driven by higher net pricing, lower commodity costs, and higher wholesales. Partial offsets primarily include higher material costs (related to inflationary cost pressures, new products, and about $80 million of volume-related obligations for batteries), higher warranty costs (reflecting inflationary cost pressures and increased field service actions), and higher structural costs (including volume-related) and supplemental compensation (including the impact of the new UAW collective bargaining agreement).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors

In general, we measure year-over-year change in Ford Blue, Ford Model e, and Ford Pro segment EBIT using the causal factors listed below, with net pricing and cost variances calculated at present-year volume and mix and exchange:

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

In this segment, our 2023 EBIT loss was $138 million, a $788 million improvement from a year ago. Ford Next has evolved from primarily investing in the development of autonomous vehicle capabilities to focus exclusively on incubating and launching new businesses creating strategic value for Ford.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

The tables below provide full year 2023 key metrics and the change in full year 2023 EBT compared with full year 2022 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	2022	2023	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$122	$133	$11
Loss-to-Receivables (bps) (a)	14	35	21
Auction Values (b)	$32,410	$30,005	(7)%
EBT ($M)	2,657	1,331	$(1,326)
ROE (%)	16%	11%	(5) ppts

Other Balance Sheet Metrics
Debt ($B)	$119	$129	9%
Net Liquidity ($B)	21	26	22%
Financial Statement Leverage (to 1)	10	9.7	(0.3)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2023 mix.

Change in EBT by Causal Factor (in millions)
2022 Full Year EBT	$2,657
Volume / Mix	153
Financing Margin	(493)
Credit Loss	(239)
Lease Residual	(466)
Exchange	18
Other	(299)
2023 Full Year EBT	$1,331

Total net receivables at December 31, 2023 were 9% higher than a year ago, primarily reflecting higher consumer and non-consumer financing and currency exchange rates, partially offset by fewer operating leases. Ford Credit’s loss metrics continue to normalize from historic lows. Ford Credit’s U.S. 36-month auction values for off-lease vehicles were down 7% from a year ago. We are planning for full year 2024 auction values to decrease as vehicle availability continues to improve.

Ford Credit’s 2023 EBT of $1,331 million was $1,326 million lower than a year ago, reflecting lower financing margin, non-recurrence of supplemental depreciation and credit loss reserve releases, lower lease residual performance, unfavorable derivative market valuation, and higher credit losses.

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
◦Financing margin variance is the period-over-period change in financing margin yield multiplied by the present period average net receivables excluding the allowance for credit losses at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average net receivables excluding the allowance for credit losses for the same period
◦Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management

•Credit Loss:
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

•Cash (as shown in the Funding Structure and Liquidity tables) – Cash, cash equivalents, marketable securities, and restricted cash, excluding amounts related to insurance activities

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•Earnings Before Taxes (“EBT”) – Reflects Ford Credit’s income before income taxes

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
Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. For full year 2023, Corporate Other had a $760 million EBIT loss, compared with $748 million of positive EBIT in 2022. The EBIT deterioration was driven by lower past service pension and OPEB income, partially offset by higher Company excluding Ford Credit interest income, reflecting higher interest rates.

Interest on Debt

Interest on Debt consists of interest expense on Company debt excluding Ford Credit. Our full year 2023 interest expense on Company debt excluding Ford Credit was $1,302 million, $43 million higher than in 2022.

Taxes

Our Provision for/(Benefit from) income taxes for full year 2023 was a $362 million benefit, resulting in an effective tax rate of negative 9.1%. This includes benefits arising from U.S. research tax credits and legal entity restructuring within our leasing operations and China.

Our full year 2023 adjusted effective tax rate, which excludes special items, was 10.0%.

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

	2021	2022
Global Redesign
Europe	$(530)	$(151)
India	(468)	(298)
South America	(803)	53
China (including Taiwan)	150	(380)
North America	(72)	(198)
Other	3	7
Subtotal Global Redesign	$(1,720)	$(967)
Other Items
Gain/(loss) on Rivian investment	$9,096	$(7,377)
Debt extinguishment premium	(1,692)	(135)
AV strategy including Argo impairment	—	(2,812)
Ford Credit – Brazil restructuring	14	(155)
Russia suspension of operations/asset write-off	—	(158)
Patent matters related to prior calendar years	—	(124)
Other	82	(35)
Subtotal Other Items	$7,500	$(10,796)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$3,873	$29
Pension settlements and curtailments	(70)	(438)
Subtotal Pension and OPEB Gain/(Loss)	$3,803	$(409)
Total EBIT Special Items	$9,583	$(12,172)

Cash effect of Global Redesign (incl. separations)	$(1,935)	$(377)

Provision for/(Benefit from) tax special items (a)	$(1,924)	$(2,573)
__________
(a)Includes related tax effect on special items and tax special items.

For full year 2022, we recorded $12.2 billion of pre-tax special item charges, driven by a $7.4 billion mark-to-market net loss on our Rivian investment and a $2.7 billion impairment on our Argo investment.

In Note 26 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2022 key metrics for the Company compared with full year 2021.

	2021	2022	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$15.8	$6.9	$(8.9)
Revenue ($M)	136,341	158,057	16%
Net Income/(Loss) ($M)	17,937	(1,981)	$(19,918)
Net Income/(Loss) Margin (%)	13.2%	(1.3)%	(14.4) ppts
EPS (Diluted)	$4.45	$(0.49)	$(4.94)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$4.6	$9.1	$4.5
Company Adj. EBIT ($M)	10,000	10,415	415
Company Adj. EBIT Margin (%)	7.3%	6.6%	(0.7) ppts
Adjusted EPS (Diluted)	$1.59	$1.88	$0.29
Adjusted ROIC (Trailing Four Quarters)	9.8%	11.2%	1.4 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2022, our diluted earnings per share of Common and Class B Stock was a loss of $0.49 and our diluted adjusted earnings per share was $1.88.

Net income/(loss) margin was negative 1.3% in 2022, down from 13.2% in 2021. Company adjusted EBIT margin was 6.6% in 2022, down from 7.3% in 2021.

The table below shows our full year 2022 net income/(loss) attributable to Ford and Company adjusted EBIT by segment (in millions).

	2021	2022	H / (L)
Ford Blue	$3,293	$6,847	$3,554
Ford Model e	(892)	(2,133)	(1,241)
Ford Pro	2,665	3,222	557
Ford Next	(1,030)	(926)	104
Ford Credit	4,717	2,657	(2,060)
Corporate Other	1,247	748	(499)
Company Adjusted EBIT (a)	10,000	10,415	415
Interest on Debt	(1,803)	(1,259)	544
Special Items	9,583	(12,172)	(21,755)
Taxes / Noncontrolling Interests	157	1,035	878
Net Income/(Loss)	$17,937	$(1,981)	$(19,918)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $19.9 billion in net income/(loss) in 2022 includes the effect of special items, including the mark-to-market net loss on our Rivian investment and the impairment on our Argo investment. The year-over-year increase of $415 million in Company adjusted EBIT primarily reflects higher Ford Blue and Ford Pro EBIT, offset partially by lower Ford Credit EBT, higher EBIT losses in Ford Model e, and lower past service pension and OPEB income in Corporate Other.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Blue Segment

The tables below and on the following pages provide full year 2022 key metrics and the change in full year 2022 EBIT compared with full year 2021 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

	2021	2022	H / (L)
Key Metrics
Wholesale Units (000) (a)	2,694	2,834	140
Revenue ($M)	$80,377	$94,762	$14,385
EBIT ($M)	3,293	6,847	3,554
EBIT Margin (%)	4.1%	7.2%	3.1 ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 633,000 units in 2021 and 484,000 units in 2022).

Change in EBIT by Causal Factor (in millions)
2021 Full Year EBIT	$3,293
Volume / Mix	3,323
Net Pricing	6,181
Cost	(5,329)
Exchange	(229)
Other	(392)
2022 Full Year EBIT	$6,847

In 2022, Ford Blue’s wholesales increased 5% from 2021, primarily reflecting an improvement in production-related supply constraints and a full year of Bronco and Maverick production, offset partially by our India restructuring, suspension of our joint venture in Russia, and COVID-related restrictions in China. Full year 2022 revenue increased 18%, driven by higher net pricing and wholesales, offset partially by weaker currencies.

Ford Blue’s full year 2022 EBIT was $6.8 billion, an increase of $3.6 billion from 2021, with an EBIT margin of 7.2%. The EBIT improvement was driven by higher net pricing and higher wholesales, offset partially by inflationary increases on commodity, material, and freight costs, higher warranty costs, higher structural costs, and weaker currencies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	2021	2022	H / (L)
Key Metrics
Wholesale Units (000)	61	96	35
Revenue ($M)	$3,098	$5,253	$2,155
EBIT ($M)	(892)	(2,133)	(1,241)
EBIT Margin (%)	(28.8)%	(40.6)%	(11.8) ppts

Change in EBIT by Causal Factor (in millions)
2021 Full Year EBIT	$(892)
Volume / Mix	—
Net Pricing	418
Cost	(1,553)
Exchange	(94)
Other	(12)
2022 Full Year EBIT	$(2,133)

In 2022, Ford Model e’s wholesales increased 58% from 2021, primarily reflecting the launch of the F-150 Lightning and incremental Mach-E production. Full year 2022 revenue increased 70%, driven by higher wholesales and net pricing.

Model e’s full year 2022 EBIT loss was $2.1 billion, a $1.2 billion higher loss than in 2021, with an EBIT margin of negative 40.6%. The lower EBIT was primarily driven by inflationary increases on commodity, material, and freight costs, higher structural costs (including higher engineering cost for future programs), and unfavorable mix. Partial offsets included higher net pricing and wholesales.

Ford Pro Segment

	2021	2022	H / (L)
Key Metrics
Wholesale Units (000) (a)	1,187	1,301	114
Revenue ($M)	$42,649	$48,939	$6,290
EBIT ($M)	2,665	3,222	557
EBIT Margin (%)	6.2%	6.6%	0.3 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 61,000 units in 2021 and 76,000 units in 2022).

Change in EBIT by Causal Factor (in millions)
2021 Full Year EBIT	$2,665
Volume / Mix	1,016
Net Pricing	4,267
Cost	(4,547)
Exchange	(156)
Other	(23)
2022 Full Year EBIT	$3,222

In 2022, Ford Pro’s wholesales increased 10% from 2021, primarily reflecting an improvement in production-related supply constraints. Full year 2022 revenue increased 15%, driven by higher net pricing and wholesales, offset partially by weaker currencies.

Ford Pro’s full year 2022 EBIT was $3.2 billion, an increase of $557 million from 2021, with an EBIT margin of 6.6%. The EBIT improvement was driven by higher net pricing and wholesales, offset partially by inflationary increases on commodity, material, and freight costs, higher structural costs, and unfavorable mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Next Segment

In our Ford Next segment (formerly Mobility), our 2022 EBIT loss improved $104 million from 2021. The $926 million EBIT loss reflected our strategic investments in our autonomous vehicle capabilities and support of our mobility initiatives.

Ford Credit Segment

The tables below provide full year 2022 key metrics and the change in full year 2022 EBT compared with full year 2021 by causal factor for the Ford Credit segment.

	2021	2022	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$118	$122	$5
Loss-to-Receivables (bps) (a)	6	14	8
Auction Values (b)	$30,785	$32,410	5%
EBT ($M)	4,717	2,657	$(2,060)
ROE (%)	32%	16%	(16) ppts

Other Balance Sheet Metrics
Debt ($B)	$118	$119	1%
Net Liquidity ($B)	32	21	(34)%
Financial Statement Leverage (to 1)	9.5	10	0.5
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2023 mix.

Change in EBT by Causal Factor (in millions)
2021 Full Year EBT	$4,717
Volume / Mix	(218)
Financing Margin	(600)
Credit Loss	(348)
Lease Residual	(907)
Exchange	(25)
Other	38
2022 Full Year EBT	$2,657

Total net receivables at December 31, 2022 were 3% higher than at December 31, 2021, primarily reflecting higher non-consumer financing, offset partially by fewer operating leases, lower consumer financing, and currency exchange rates. Ford Credit’s loss metrics reflected healthy and stable consumer credit conditions and strong auction values. Ford Credit’s U.S. 36-month auction values for off-lease vehicles were up 5% from 2021, reflecting strong demand for used vehicles, including the impact of lower new vehicle production due to the semiconductor shortage.

Ford Credit’s 2022 EBT of $2,657 million was $2,060 million lower than 2021, reflecting lower credit loss and lease residual reserve releases, lower financing margin, and lower lease return rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Corporate Other

For full year 2022, Corporate Other EBIT was $748 million, compared with EBIT of $1,247 million in 2021. The deterioration was driven by lower past service pension and OPEB income.

Interest on Debt

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

At December 31, 2023, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $40.4 billion.

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

Company excluding Ford Credit

	December 31, 2022	December 31, 2023
Balance Sheets ($B)
Company Cash	$32.3	$28.8
Liquidity	48.0	46.4
Debt	(19.9)	(19.9)
Cash Net of Debt	12.3	8.9

Pension Funded Status ($B)
Funded Plans	$4.1	$2.1
Unfunded Plans	(4.3)	(4.4)
Total Global Pension	$(0.2)	$(2.3)

Total Funded Status OPEB	$(4.5)	$(4.7)

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At December 31, 2023, we had Company cash of $28.8 billion and liquidity of $46.4 billion. At December 31, 2023, about 90% of Company cash was held by consolidated entities domiciled in the United States.

To be prepared for an economic downturn and other stress scenarios, we target an ongoing Company cash balance at or above $20 billion plus significant additional liquidity above our Company cash target. We expect to have periods when we will be above or below this amount due to: (i) future cash flow expectations, such as for investments in future opportunities, capital investments, debt maturities, pension contributions, or restructuring requirements, (ii) short-term timing differences, and (iii) changes in the global economic or operating environment.

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

•Strategic acquisitions and investments to grow our business, including electrification

Subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program (including share repurchases to offset the anti-dilutive effect of increased shared-based compensation) may require the expenditure of a material amount of cash. We target shareholder distributions of 40% to 50% of adjusted free cash flow. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The table below summarizes our aggregate contractual obligations as of December 31, 2023 (in millions):

	Payments Due by Period
	2024	2025 - 2026	2027 - 2028	Thereafter	Total
Company excluding Ford Credit
On-balance sheet
Long-term debt (a)	$85	$4,999	$1,523	$12,667	$19,274
Interest payments relating to long-term debt (b)	962	1,786	1,520	9,509	13,777
Finance leases (c)	67	183	144	498	892
Operating leases (d)	543	783	431	335	2,092
Pension funding (e)	195	397	402	—	994
Off-balance sheet
Purchase obligations (f)	1,579	2,470	860	692	5,601
Total Company excluding Ford Credit	3,431	10,618	4,880	23,701	42,630

Ford Credit
On-balance sheet
Long-term debt (a)	30,606	53,650	18,756	9,103	112,115
Interest payments relating to long-term debt (b)	4,709	5,163	2,135	992	12,999
Operating leases	15	20	9	—	44
Off-balance sheet
Purchase obligations	12	45	58	—	115
Total Ford Credit	35,342	58,878	20,958	10,095	125,273
Total Company	$38,773	$69,496	$25,838	$33,796	$167,903
__________
(a)Excludes unamortized debt discounts/premiums, unamortized debt issuance costs, and fair value adjustments.
(b)Long-term debt may have fixed or variable interest rates. For long-term debt with variable-rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties.
(c)Includes interest payments of $254 million.
(d)Excludes approximately $449 million in future lease payments for various operating leases commencing in a future period.
(e)Amounts represent our estimate of contractually obligated contributions to the Ford-Werke plan. See Note 17 of the Notes to the Financial Statements for further information regarding our expected pension contributions.
(f)Purchase obligations under existing offtake agreements for scarce raw materials are not included in the table above. As of December 31, 2023, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $4.5 billion of purchase obligations and approximately $8 billion of contingent purchase obligations based on our present forecast. However, our forecast could fluctuate from period to period based on market prices, which could result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In addition, as market conditions dictate, we may enter into additional offtake agreements with raw material suppliers or seek to renegotiate existing agreements. For additional information, see the discussion of our offtake agreements below on page 62.

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

Our finished product inventory at December 31, 2023 was higher than at December 31, 2022, primarily reflecting higher in-transit inventory.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to a maximum of $6.6 billion in capital to BlueOval SK, LLC over a five-year period ending in 2026. Our actual capital outlay could vary significantly based on the final project costs and potential financing opportunities. Such investments could have an additional adverse impact on our cash in the near-term.

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

Unlike our historical arrangements with suppliers, under multi-year offtake agreements, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials are borne by Ford rather than our suppliers. Accordingly, in the event we do not purchase the materials pursuant to the terms of these agreements and we are unable to restructure an agreement or an alternate purchaser is unable to be found, Ford retains its obligation for the cost of those materials. For additional discussion of the risks related to our offtake agreements and other long-term purchase contracts, see “Item 1A. Risk Factors.”

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of December 31, 2023, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $220 million. The amount settled through the SCF program during 2023 was $1.8 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$5.3	$7.8	$9.1

Capital spending	$(6.2)	$(6.5)	$(8.2)
Depreciation and tooling amortization	5.1	5.2	5.3
Net spending	$(1.1)	$(1.3)	$(2.9)

Receivables	$(0.2)	$(1.0)	$(1.0)
Inventory	(1.8)	(2.5)	(1.2)
Trade Payables	0.3	3.7	(0.2)
Changes in working capital	$(1.7)	$0.2	$(2.4)

Ford Credit distributions	$7.5	$2.1	$—
Interest on debt and cash taxes	(2.3)	(1.7)	(2.2)
All other and timing differences	(3.1)	1.9	5.2
Company adjusted free cash flow (a)	$4.6	$9.1	$6.8

Restructuring	$(1.9)	$(0.4)	$(0.9)
Changes in debt	(3.7)	(0.4)	(0.2)
Funded pension contributions	(0.8)	(0.6)	(0.6)
Shareholder distributions	(0.4)	(2.5)	(5.3)
All other (b)	7.9	(9.5)	(3.2)
Change in cash	$5.7	$(4.3)	$(3.4)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)2021 includes our investment in Rivian of $10.6 billion and cash premium paid of $(1.6) billion associated with repurchasing and redeeming $7.6 billion of higher-coupon debt. 2022 includes a $7.4 billion loss on our Rivian investment. 2023 includes $2.6 billion of capital contributions to BlueOval SK, LLC.
Note: Numbers may not sum due to rounding.

Our full year 2023 Net cash provided by/(used in) operating activities was positive $14.9 billion, an increase of $8.1 billion from a year ago (see page 78 for additional information). The year-over-year increase was primarily driven by higher net income.

Company adjusted free cash flow was $6.8 billion, $2.3 billion lower than a year ago. An improvement in Company adjusted EBIT excluding Ford Credit and timing differences were more than offset by the non-repeat of working capital improvements and Ford Credit distributions, as well as higher capital spending.

Capital spending was $8.2 billion in 2023, $1.6 billion higher than a year ago, and is expected to be in the range of $8 billion to $9.5 billion in 2024.

The full year 2023 working capital impact was $2.4 billion negative, driven by an increase in inventory and receivables. All other and timing differences were positive $5.2 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense).

Shareholder distributions (including cash dividends and anti-dilutive share repurchases) were $5.3 billion in 2023. On February 6, 2024, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.18 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at December 31, 2023 were $19.4 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.8 billion of our 364-day revolving credit facility, and $2.2 billion of local credit facilities. At December 31, 2023, the utilized portion of the corporate credit facility was $18 million, representing amounts utilized for letters of credit. In addition, $1.8 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of December 31, 2023.

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

On August 17, 2023, we entered into a new 364-day revolving credit facility, with $4 billion of commitments maturing on August 15, 2024. At the time we entered into this credit facility, it provided additional working capital flexibility to manage through uncertainties in the present environment, including a potential labor disruption. With the ratification of the new UAW contract, this credit facility was terminated as of November 24, 2023.

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

Each of the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. On October 30, 2023, following the upgrade by S&P of our senior, unsecured, long-term debt credit rating to BBB-, the unsecured guarantees provided by the following subsidiaries to the lenders under the credit facilities were released: Ford Component Sales, LLC; Ford European Holdings Inc.; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Trading Company, LLC; and Ford Van Dyke Investment Fund, Inc.

Debt. As shown in Note 19 of the Notes to the Financial Statements, at December 31, 2023, Company debt excluding Ford Credit was $19.9 billion, unchanged from December 31, 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit continues to have robust access to the capital markets, and ended 2023 with $25.7 billion of liquidity, up $4.6 billion from 2022.

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

Ford Credit obtains unsecured funding from the sale of demand notes under its Ford Interest Advantage program and through the retail deposit programs at FCE Bank plc (“FCE”) and Ford Bank GmbH (“Ford Bank”). At December 31, 2023, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $17.2 billion. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

The following table shows funding for Ford Credit’s net receivables (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Funding Structure
Term unsecured debt	$59.4	$48.3	$54.1
Term asset-backed securities	45.4	56.4	58.0
Retail Deposits / Ford Interest Advantage	12.9	14.3	17.2
Other	(0.1)	2.7	1.4
Equity	12.4	11.9	13.4
Adjustments for cash	(12.5)	(11.3)	(10.9)
Total Net Receivables	$117.5	$122.3	$133.2

Securitized Funding as Percent of Total Debt	38.5%	47.4%	44.9%
Net receivables of $133.2 billion at December 31, 2023 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 44.9% as of December 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2021, 2022, and 2023, and its planned issuances for full year 2024, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Actual	2024 Forecast

Unsecured	$5	$6	$14	$ 14 - 17
Securitizations	9	10	14	13 - 16
Total public	$14	$16	$28	$ 27 - 33

In 2023, Ford Credit completed $28 billion of public term funding. For 2024, Ford Credit projects full year public term funding in the range of $27 billion to $33 billion. Through February 5, 2024, we completed $5 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Liquidity Sources (a)
Cash	$12.5	$11.3	$10.9
Committed asset-backed facilities	37.1	37.4	42.9
Other unsecured credit facilities	2.7	2.3	2.4
Total liquidity sources	$52.3	$51.0	$56.2

Utilization of Liquidity (a)
Securitization cash and restricted cash	$(3.9)	$(2.9)	$(2.8)
Committed asset-backed facilities	(12.5)	(26.6)	(27.5)
Other unsecured credit facilities	(1.0)	(0.8)	(0.4)
Total utilization of liquidity	$(17.4)	$(30.3)	$(30.7)

Gross liquidity	$34.9	$20.7	$25.5
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.8)	0.4	0.2
Net liquidity available for use	$32.1	$21.1	$25.7
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2023, Ford Credit’s net liquidity available for use was $25.7 billion, $4.6 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $5.5 billion in committed asset-backed capacity. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At December 31, 2023, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $56.2 billion, up $5.2 billion from year-end 2022.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2024	2025	2026	2027 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$76	$104	$126	$149
Total debt (b)	61	88	105	131
Memo: Unsecured long-term debt maturities	12	13	11	21
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2024. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2023, Ford Credit had $149 billion of assets, $68 billion of which were unencumbered.

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
•Global capital markets volatility;
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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Leverage Calculation
Debt	$117.7	$119.0	$129.3
Equity (a)	12.4	11.9	13.4
Financial statement leverage (to 1)	9.5	10.0	9.7
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At December 31, 2023, Ford Credit’s financial statement leverage was 9.7:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

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

Pension Plan Contributions and Strategy. Our strategy is to reduce the risk of our funded defined benefit pension plans, including minimizing the volatility of the value of our pension assets relative to pension liabilities and the need for unplanned use of capital resources to fund the plans. The strategy reduces balance sheet, cash flow, and income exposures and, in turn, reduces our risk profile. Going forward, we expect to:

•Limit our pension contributions to offset ongoing service cost, ensure our funded plans remain fully funded in aggregate, and meet regulatory requirements, if any;
•Minimize the volatility of the value of our pension assets relative to pension obligations and ensure assets are sufficient to pay plan benefits; and
•Evaluate strategic actions to reduce pension liabilities, such as plan design changes, curtailments, or settlements

	2022	2023	2023 H / (L) 2022
Pension Funded Status ($B)
U.S. Plans	$0.1	$(1.3)	$(1.4)
Non-U.S. Plans	(0.3)	(1.0)	(0.7)
Total Global Pension	$(0.2)	$(2.3)	$(2.1)

Year-End Discount Rate (Weighted Average)
U.S. Plans	5.51%	5.17%	(34) bps
Non-U.S. Plans	4.42%	3.98%	(44) bps

Actual Asset Returns
U.S. Plans	(21.20)%	7.41%	28.61 ppts
Non-U.S. Plans	(25.40)%	5.56%	30.96 ppts

Pension - Funded Plans Only ($B)
Funded Status	$4.1	$2.1	$(2.0)
Contributions for Funded Plans	0.6	0.6	—

Worldwide, our defined benefit pension plans were underfunded by $2.3 billion at December 31, 2023, a deterioration of $2.1 billion from December 31, 2022, primarily reflecting the impact of lower discount rates compared to year-end 2022 and pension benefit enhancements as part of the collective bargaining agreements in the United States and Canada, partially offset by asset gains in excess of our assumptions. Of the $2.3 billion underfunded status at year-end 2023, our funded plans were $2.1 billion overfunded and our unfunded plans were $4.4 billion underfunded. These unfunded plans are “pay as you go” with benefits paid from Company cash and primarily include certain plans in Germany and U.S. defined benefit plans for senior management.

The fixed income mix was 76% in our U.S. plans and 78% in our non-U.S. plans at year-end 2023.

In 2023, we contributed $592 million to our global funded pension plans, an increase of $25 million compared with 2022. During 2024, we expect to contribute about $1 billion of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. plans in 2024. Our global funded plans remain fully funded in aggregate, demonstrating the effectiveness of our de-risking strategy and our commitment to a strong balance sheet.

For a detailed discussion of our pension plans, refer to the “Critical Accounting Estimates - Pensions and Other Postretirement Employee Benefits” section of Item 7 of Part II of our 2023 Form 10-K Report and Note 17 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax rolling four quarter average. The following table contains the calculation of our ROIC for the years shown (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$17.9	$(2.0)	$4.3
Add: Noncontrolling interest	—	(0.2)	—
Less: Income tax	0.1	0.9	0.4
Add: Cash tax	(0.6)	(0.8)	(1.0)
Less: Interest on debt	(1.8)	(1.3)	(1.3)
Less: Total pension / OPEB income / (cost)	4.9	0.4	(3.1)
Add: Pension / OPEB service costs	(1.1)	(1.0)	(0.6)
Net operating profit/(loss) after cash tax	$13.0	$(3.9)	$6.7
Less: Special items (excl. pension / OPEB) pre-tax	5.9	(11.7)	(2.7)
Adjusted net operating profit/(loss) after cash tax	$7.1	$7.8	$9.5

Invested Capital
Equity	$48.6	$43.2	$42.8
Debt (excl. Ford Credit)	20.4	19.9	19.9
Net pension and OPEB liability	6.4	4.7	7.0
Invested capital (end of period)	$75.4	$67.8	$69.8
Average invested capital	$72.1	$70.0	$68.1

ROIC (a)	18.0%	(5.6)%	9.9%
Adjusted ROIC (Non-GAAP) (b)	9.8%	11.2%	13.9%
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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023:

•On October 30, 2023, S&P upgraded the credit ratings for Ford and Ford Credit to BBB- from BB+ and revised the outlook to stable from positive.

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

We provided 2024 Company guidance in our earnings release furnished on Form 8-K dated February 6, 2024.  The guidance is based on our expectations as of February 6, 2024, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of Part I.

2024 Guidance
Total Company
Adjusted EBIT (a)	$10 - $12 billion
Adjusted Free Cash Flow (a)	$6 - $7 billion
Capital spending	$8 - $9.5 billion
Ford Credit
EBT	About $1.5 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2024, we expect adjusted EBIT of $10 billion to $12 billion and adjusted free cash flow of $6 billion to $7 billion.

On a segment basis, we expect:

•Ford Pro EBIT of $8 billion to $9 billion driven by continued growth and favorable mix, partially offset by moderated pricing
•Ford Blue EBIT of $7 billion to $7.5 billion, reflecting a balanced market equation, including the impact of our all-new F-150 launch; we also expect costs to be flat as we offset higher labor and product cost with efficiencies
•Ford Model e EBIT loss of $5 billion to $5.5 billion, primarily driven by continued pricing pressure and investments in next generation vehicles
•Ford Credit EBT of about $1.5 billion

Our outlook for 2024 assumes:

•Flat to modest U.S. industry growth at 16 million to 16.5 million
•Non-recurrence of the UAW strike
•Full year of all-new Super Duty, which drives positive pricing and mix in Ford Pro
•Lower industry pricing as supply and demand normalize
•$2 billion benefit from cost reduction initiatives, offsetting higher labor and major product refresh actions

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles;
•To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast;
•Ford’s long-term competitiveness depends on the successful execution of Ford+;
•Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services could continue to have an adverse effect on our business;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies;
•Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt our operations, or harm our reputation;
•Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Failure to develop and deploy secure digital services that appeal to customers could have a negative impact on Ford’s business;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract, develop, grow, and reward talent is critical to its success and competitiveness;
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
•With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events;
•Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors, particularly for electric vehicles;
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
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	2021	2022	2023

Net income/(loss) attributable to Ford (GAAP)	$17,937	$(1,981)	$4,347
Income/(Loss) attributable to noncontrolling interests	(27)	(171)	(18)
Net income/(loss)	$17,910	$(2,152)	$4,329
Less: (Provision for)/Benefit from income taxes (a)	130	864	362
Income/(Loss) before income taxes	$17,780	$(3,016)	$3,967
Less: Special items pre-tax	9,583	(12,172)	(5,147)
Income/(Loss) before special items pre-tax	$8,197	$9,156	$9,114
Less: Interest on debt	(1,803)	(1,259)	(1,302)
Adjusted EBIT (Non-GAAP)	$10,000	$10,415	$10,416

Memo:
Revenue ($B)	$136.3	$158.1	$176.2
Net income/(loss) margin (%)	13.2%	(1.3)%	2.5%
Adjusted EBIT margin (%)	7.3%	6.6%	5.9%
_________
(a)2021 reflects a benefit from recognizing deferred tax assets and favorable changes in our valuation allowances offset by the tax consequences of unrealized gains on marketable securities; 2022 reflects the tax consequences of unrealized losses on marketable securities and favorable changes in our valuation allowances; 2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	2021	2022	2023
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$17,937	$(1,981)	$4,347
Less: Impact of pre-tax and tax special items (a)	11,507	(9,599)	(3,786)
Adjusted net income/(loss) - Diluted (Non-GAAP)	$6,430	$7,618	$8,133

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,991	4,014	3,998
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	43	42	43
Diluted shares	4,034	4,056	4,041

Earnings/(Loss) per share - diluted (GAAP) (b)	$4.45	$(0.49)	$1.08
Less: Net impact of adjustments	2.86	(2.37)	(0.93)
Adjusted earnings per share - diluted (Non-GAAP)	$1.59	$1.88	$2.01
_________
(a)Includes adjustment for noncontrolling interest in 2023.
(b)In 2022, there were 42 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	2021	2022	2023
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$17,780	$(3,016)	$3,967
Less: Impact of special items	9,583	(12,172)	(5,147)
Adjusted earnings before taxes (Non-GAAP)	$8,197	$9,156	$9,114

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP) (a)	$130	$864	$362
Less: Impact of special items (b)	1,924	2,573	1,273
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(1,794)	$(1,709)	$(911)

Tax Rate (%)
Effective tax rate (GAAP) (a)	(0.7)%	28.6%	(9.1)%
Adjusted effective tax rate (Non-GAAP)	21.9%	18.7%	10.0%
_________
(a)2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.
(b)2021 reflects a benefit from recognizing deferred tax assets and favorable changes in our valuation allowances offset by the tax consequences of unrealized gains on marketable securities; 2022 reflects the tax consequences of unrealized losses on marketable securities and favorable changes in our valuation allowances; 2023 reflects benefits from China legal entity restructuring.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	2021	2022	2023

Net cash provided by/(used in) operating activities (GAAP)	$15,787	$6,853	$14,918

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$15,293	$(5,416)	$1,180
Funded pension contributions	(773)	(567)	(592)
Restructuring (including separations) (a)	(1,855)	(835)	(1,025)
Ford Credit tax payments/(refunds) under tax sharing agreement	15	147	169
Other, net	(421)	(58)	240

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(6,183)	$(6,511)	$(8,152)
Ford Credit distributions	7,500	2,100	—
Settlement of derivatives	(255)	(90)	7
Company adjusted free cash flow (Non-GAAP)	$4,590	$9,081	$6,801
__________
(a)Restructuring excludes cash flows reported in investing activities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
2023 SUPPLEMENTAL INFORMATION

The tables below provide supplemental consolidating financial information and other financial information. Company excluding Ford Credit includes our Ford Blue, Ford Model e, Ford Pro, and Ford Next reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the Year Ended December 31, 2023
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$2,996	$1,333	$—	$4,329
Depreciation and tooling amortization	5,336	2,354	—	7,690
Other amortization	28	(1,195)	—	(1,167)
Provision for/(Benefit from) credit and insurance losses	107	331	—	438
Pension and OPEB expense/(income)	3,052	—	—	3,052
Equity method investment dividends received in excess of (earnings)/losses and impairments	(29)	(4)	—	(33)
Foreign currency adjustments	(49)	(185)	—	(234)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	236	(31)	—	205
Net (gain)/loss on changes in investments in affiliates	(9)	—	—	(9)
Stock compensation	446	14	—	460
Provision for/(Benefit from) deferred income taxes	(1,032)	(617)	—	(1,649)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(4,827)	—	(4,827)
Decrease/(Increase) in intersegment receivables/payables	167	(167)	—	—
Decrease/(Increase) in accounts receivable and other assets	(2,512)	(108)	—	(2,620)
Decrease/(Increase) in inventory	(1,219)	—	—	(1,219)
Increase/(Decrease) in accounts payable and accrued and other liabilities	9,602	227	—	9,829
Other	539	134	—	673
Interest supplements and residual value support to Ford Credit	(3,921)	3,921	—	—
Net cash provided by/(used in) operating activities	$13,738	$1,180	$—	$14,918

Cash flows from investing activities
Capital spending	$(8,156)	$(80)	$—	$(8,236)
Acquisitions of finance receivables and operating leases	—	(54,505)	—	(54,505)
Collections of finance receivables and operating leases	—	44,561	—	44,561
Purchases of marketable securities and other investments	(6,551)	(2,039)	—	(8,590)
Sales and maturities of marketable securities and other investments	9,895	2,805	—	12,700
Settlements of derivatives	7	(145)	—	(138)
Capital contributions to equity method investments	(2,733)	—	—	(2,733)
Other	(687)	—	—	(687)
Investing activity (to)/from other segments	—	(3)	3	—
Net cash provided by/(used in) investing activities	$(8,225)	$(9,406)	$3	$(17,628)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(4,995)	$—	$—	$(4,995)
Purchases of common stock	(335)	—	—	(335)
Net changes in short-term debt	(115)	(1,424)	—	(1,539)
Proceeds from issuance of long-term debt	—	51,659	—	51,659
Payments on long-term debt	(212)	(41,753)	—	(41,965)
Other	(102)	(139)	—	(241)
Financing activity to/(from) other segments	3	—	(3)	—
Net cash provided by/(used in) financing activities	$(5,756)	$8,343	$(3)	$2,584
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(262)	$158	$—	$(104)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the Year Ended December 31, 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$165,901	$10,290	$176,191
Total costs and expenses	161,252	9,481	170,733
Operating income/(loss)	4,649	809	5,458
Interest expense on Company debt excluding Ford Credit	1,302	—	1,302
Other income/(loss), net	(1,093)	490	(603)
Equity in net income/(loss) of affiliated companies	382	32	414
Income/(Loss) before income taxes	2,636	1,331	3,967
Provision for/(Benefit from) income taxes	(360)	(2)	(362)
Net income/(loss)	2,996	1,333	4,329
Less: Income/(loss) attributable to noncontrolling interests	(18)	—	(18)
Net income/(loss) attributable to Ford Motor Company	$3,014	$1,333	$4,347

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	December 31, 2023
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,204	$10,658	$—	$24,862
Marketable securities	14,520	789	—	15,309
Ford Credit finance receivables, net	—	46,425	—	46,425
Trade and other receivables, net	5,771	9,830	—	15,601
Inventories	15,651	—	—	15,651
Other assets	2,658	975	—	3,633
Receivable from other segments	1,716	1,773	(3,489)	—
Total current assets	54,520	70,450	(3,489)	121,481

Ford Credit finance receivables, net	—	55,650	—	55,650
Net investment in operating leases	1,052	20,332	—	21,384
Net property	40,551	270	—	40,821
Equity in net assets of affiliated companies	5,431	117	—	5,548
Deferred income taxes	16,795	190	—	16,985
Other assets	9,959	1,482	—	11,441
Receivable from other segments	—	30	(30)	—
Total assets	$128,308	$148,521	$(3,519)	$273,310

Liabilities
Payables	$25,092	$900	$—	$25,992
Other liabilities and deferred revenue	23,273	2,597	—	25,870
Company excluding Ford Credit debt payable within one year	477	—	—	477
Ford Credit debt payable within one year	—	49,192	—	49,192
Payable to other segments	3,373	116	(3,489)	—
Total current liabilities	52,215	52,805	(3,489)	101,531

Other liabilities and deferred revenue	26,519	1,895	—	28,414
Company excluding Ford Credit long-term debt	19,467	—	—	19,467
Ford Credit long-term debt	—	80,095	—	80,095
Deferred income taxes	668	337	—	1,005
Payable to other segments	30	—	(30)	—
Total liabilities	$98,899	$135,132	$(3,519)	$230,512

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At December 31, 2022, total equity attributable to Ford was $43.2 billion, a decrease of $5.3 billion compared with December 31, 2021. At December 31, 2023, total equity attributable to Ford was $42.8 billion, a decrease of $0.4 billion compared with December 31, 2022. The detail for the changes is shown below (in billions):

	2022 vs 2021 Increase/ (Decrease)	2023 vs 2022 Increase/ (Decrease)
Net income/(loss)	$(2.0)	$4.3
Shareholder distributions (a)	(2.5)	(5.4)
Other comprehensive income/(loss)	(1.0)	0.3
Adoption of accounting standards	—	—
Common stock issued (including share-based compensation impacts)	0.2	0.4
Total	$(5.3)	$(0.4)
________
(a)Includes cash dividends, dividend equivalents, and anti-dilutive share repurchases.

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

•Expected long-term rate of return on plan assets. Our expected long-term rate of return considers inputs from a range of advisors for capital market returns, adjusted for specific aspects of our investment strategy by plan. Historical returns also are considered when appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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

Pension Plans

Effect of Actual Results. The year-end 2023 weighted average discount rate was 5.17% for U.S. plans and 3.98% for non-U.S. plans, reflecting decreases of 34 and 44 basis points, respectively, compared with year-end 2022. In 2023, the U.S. actual return on assets was 7.41%, which was higher than the expected long-term rate of return of 6.25%. Non-U.S. actual return on assets was 5.56%, which was higher than the expected long-term rate of return of 4.13%. The higher returns are explained primarily by gains on fixed income assets. In total, lower discount rates compared to year-end 2022, partially offset by asset gains in excess of our assumptions resulted in a net remeasurement loss of $1.8 billion, which has been recognized within net periodic benefit cost and reported as a special item.

For 2024, the expected long-term rate of return on assets is 5.93% for U.S. plans, down 32 basis points from 2023, reflecting lower capital market return expectations, and 4.53% for non-U.S. plans, up 40 basis points compared with a year ago, reflecting return expectations in those markets and a higher return seeking mix for certain plans.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. The December 31, 2023 pension funded status and 2024 expense are affected by year-end 2023 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors that generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our obligations and fixed income assets. The table below estimates the effect on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis Point Change	Increase/(Decrease) in December 31, 2023 Funded Status

Factor		U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps	$2,900/$(3,400)	$2,700/$(3,400)
Interest rate - fixed income assets	+/- 100	(2,800)/3,200	(1,800)/2,200
Net impact on funded status		$100/$(200)	$900/$(1,200)

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

Interest rates and the expected long-term rate of return on assets have the largest effect on pension expense. These assumptions are generally set at each year-end for expense recorded throughout the following year. The table below estimates the effect on pension expense of a higher/lower assumption for these factors (in millions):

	Basis Point Change	Increase/(Decrease) in 2024 Pension Expense

Factor		U.S. Plans	Non-U.S. Plans
Interest rate - service cost and interest cost	+/- 25 bps	$25/$(25)	$15/$(15)
Expected long-term rate of return on assets	+/- 25	(75)/75	(55)/55

The effect of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to a change in discount rate assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for worldwide OPEB plans at December 31, 2023 was 5.10%, compared with 5.48% at December 31, 2022, resulting in a worldwide net remeasurement loss of $286 million, which has been recognized within net periodic benefit cost and reported as a special item.

Sensitivity Analysis. Discount rates and interest rates have the largest effect on our OPEB obligation and expense. The table below estimates the effect on 2024 OPEB expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis Point Change	(Increase)/Decrease 2023 YE Obligation	Increase/(Decrease) 2024 Expense

Factor
Discount rate - obligation	+/- 100 bps	$450/$(540)	N/A
Interest rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

In assessing the realizability of deferred tax assets, we consider the trade-offs between cash preservation and cash outlays to preserve tax credits. We presently believe that global valuation allowances of $4.2 billion are required and that we ultimately will recover the remaining $16 billion of deferred tax assets. However, the ultimate realization of our deferred tax assets is subject to a number of variables, including our future profitability within relevant tax jurisdictions, and future tax planning and the related effects on our cash and liquidity position. Accordingly, our valuation allowances may increase or decrease in future periods.

For additional information regarding income taxes, see Note 7 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Impairment of Long-Lived Assets

Asset groups are tested at the level of the smallest identifiable group of assets that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets. Asset groupings for impairment analysis are reevaluated when events occur, such as changes in organizational structure and management reporting. Following the organizational and segment structure change in the beginning of 2023, our asset groups are: Ford Blue North America, Ford Blue Europe, Ford Blue Rest of World, Ford Model e, Ford Pro, Ford Credit, and Ford Next.

Nature of Estimates Required - Held-and-Used Long-Lived Assets. We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative industry or economic trends (including a substantial shift in consumer preference), a current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, a significant adverse change in the manner in which an asset group is used or in its physical condition, or when there is a change in the asset grouping. In addition, investing in new, emerging products (e.g., EVs) or services (e.g., connectivity) may require substantial upfront investment, which may result in initial forecasted negative cash flows in the near term. In these instances, near-term negative cash flows on their own may not be indicative of a triggering event for evaluation of impairment. In such circumstances, we also conduct a qualitative evaluation of the business growth trajectory, which includes updating our assessment of when positive cash flows are expected to be generated, confirming whether established milestones are being achieved, and assessing our ability and intent to continue to access required funding to execute the plan. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.

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

Assumptions and Approach Used - Held-and-Used Long-Lived Assets. The fair value of an asset group is determined from the perspective of a market-participant considering, among other things, appropriate discount rates, valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group.

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

•Long-term growth rate. A growth rate is used to calculate the terminal value of the business and is added to the present value of the debt-free interim cash flows. The growth rate is the expected rate at which an asset group’s earnings stream is projected to grow beyond the planning period.

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

The market approach is another method for measuring the fair value of an asset group. This approach relies on the market value (i.e., market capitalization) of companies that are engaged in the same or a similar line of business as the asset group being evaluated. In addition, to the extent available we also consider third-party valuations that were prepared for other business purposes.

During 2023, we identified triggering events related to our Ford Blue Europe asset group. In each situation in which we experienced a triggering event during the year, we tested our long-lived assets for impairment using our internal economic and business projections, and determined that the carrying values of the long-lived assets were recoverable. If, in future quarters, our economic or business projections were to change as a result of an update to our plans, a deterioration of the economic or business environment, a significant adverse change in the extent or manner in which a long-lived asset is being used, or an expectation that a long-lived asset group will be disposed of significantly before the end of its useful life, we would undertake additional testing, as appropriate, which could result in an impairment of long-lived assets.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Probability of default (lifetime)	+/- 100 bps	$230/$(230)
Loss given default	+/- 100	10/(10)

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

We are exposed to liquidity risk, including the possibility of having to curtail business or being unable to meet financial obligations as they come due because funding sources may be reduced or become unavailable. Our plan is to maintain funding sources to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in Item 7, our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances, equity and equity-linked issuances, and bank borrowings.

We are exposed to a variety of other risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through the purchase of commercial insurance that is designed to protect us above our self-insured retentions against events that could generate significant losses.

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

The market and counterparty risks of the Company excluding Ford Credit as well as our Ford Credit segment are discussed and quantified below.

COMPANY EXCLUDING FORD CREDIT MARKET RISK

We frequently have expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in foreign operations. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in the production of our vehicles and changes in interest rates.

Foreign currency risk, commodity risk, and interest rate risk are measured and quantified using a model to evaluate the sensitivity of market value to instantaneous, parallel shifts in rates and/or prices.

Foreign Currency Risk. Foreign currency risk is the possibility that our financial results could be worse than planned because of changes in currency exchange rates. Accordingly, our practice is to use derivative instruments to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, and firm commitments denominated in certain foreign currencies consistent with our overall risk management strategy. In our hedging actions, we use derivative instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts). The extent to which we hedge is also impacted by materiality of the risk in the context of our overall portfolio, market liquidity, and/or our ability to achieve designated hedge accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of December 31, 2023, was a liability of $319 million, compared with an asset of $236 million as of December 31, 2022. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $3.1 billion at December 31, 2023, compared with $1.9 billion at December 31, 2022. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, some of our exposures offset and foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 20 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

Commodity Price Risk. Commodity price risk is the possibility that our financial results could be worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). As we transition to a greater mix of electric vehicles, we expect to increase our reliance on lithium, cobalt, nickel, graphite, and manganese, among other materials, for batteries. Our practice is to use derivative instruments to hedge the price risk with respect to forecasted purchases of certain commodities consistent with our overall risk management strategy. In our hedging actions, we use derivative instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts). The extent to which we hedge is also impacted by materiality of the risk in the context of our overall portfolio, market liquidity, and/or our ability to achieve designated hedge accounting.

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2023, was a liability of $9 million, compared with a liability of $49 million as of December 31, 2022. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $203 million at December 31, 2023, compared with $178 million at December 31, 2022. The sensitivity analysis presented is hypothetical and assumes commodity price changes are instantaneous and adverse across all commodities. In reality, commodity prices move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure.

In addition, our purchasing organization (with guidance from the GRMC, as appropriate) negotiates contracts for the continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing commodity price risk.

Interest Rate Risk. Interest rate risk relates to the loss we could incur in our Company cash investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on our investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2023, we had Company cash of $28.8 billion in our investment portfolios, compared to $32.3 billion at December 31, 2022. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing the cash in our investment portfolios, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by $222 million, as calculated as of December 31, 2023. This compares to $256 million, as calculated as of December 31, 2022. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Pre-Tax Cash Flow Sensitivity	2022	2023
One percentage point instantaneous increase in interest rates	$127	$78
One percentage point instantaneous decrease in interest rates	(127)	(78)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2023, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2023 was a liability of $1.3 billion, compared to a liability of $2.0 billion at December 31, 2022.

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

ITEM 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 105 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:  “Director Compensation in 2023,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2023,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Option Exercises and Stock Vested in 2023,” “Pension Benefits in 2023,” “Nonqualified Deferred Compensation in 2023,” “Potential Payments Upon Termination or Change-in-Control,” and “Pay Ratio.”

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

The following are contained in this 2023 Form 10-K Report:

•Report of Independent Registered Public Accounting Firm.

•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2022, and 2023.

•Consolidated Income Statements for the years ended December 31, 2021, 2022, and 2023.

•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2022, and 2023.

•Consolidated Balance Sheets at December 31, 2022 and 2023.

•Consolidated Statements of Equity for the years ended December 31, 2021, 2022, and 2023.

•Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 105 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description
Schedule II	Valuation and Qualifying Accounts for the years ended 2021, 2022, and 2023

Schedule II is filed as part of this Report and is set forth on page 179 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3-A-1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3-B	By-laws.	Filed as Exhibit 3.1 to our Form 8-K filed on December 9, 2022. (a)
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012. (a)
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 11, 2015. (a)
Exhibit 4-A-3	Amendment No. 3 to TBPP dated September 13, 2018.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 14, 2018. (a)
Exhibit 4-A-4	Amendment No. 4 to TBPP dated September 9, 2021.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 10, 2021. (a)
Exhibit 4-B	Description of Securities.	Filed with this Report.
Exhibit 10-A	Executive Separation Allowance Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012. (b)	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors (b)	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-D	Benefit Equalization Plan, as amended and restated effective as of January 1, 2022. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-E	Description of financial counseling services provided to certain executives. (b)	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2019. (a)
Exhibit 10-F	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2022. (b)	Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-F-1	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2022. (b)	Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-G	Description of Director Compensation as of July 13, 2006. (b)	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. (a)
Exhibit 10-G-1	Amendment to Description of Director Compensation as of February 8, 2012. (b)	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-G-2	Amendment to Description of Director Compensation as of July 1, 2013. (b)	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-G-3	Amendment to Description of Director Compensation as of January 1, 2017. (b)	Filed as Exhibit 10-G-3 to our Annual Report on Form 10-K for the year ended December 31, 2016. (a)
Exhibit 10-H	2008 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (a)
Exhibit 10-I	Description of Vehicle Evaluation Program for Non-Executive Directors. (b)	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2021. (a)
Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity. (b)	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992. (a)
Exhibit 10-K-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance. (b)	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-L	Offer Letter to Peter Stern dated July 21, 2023. (b)	Filed with this Report.
Exhibit 10-M	Offer Letter to Doug Field dated August 26, 2021. (b)	Filed as Exhibit 10-N to our Annual Report on Form 10-K for the year ended December 31, 2021. (a)
Exhibit 10-N	Agreement between Ford Motor Company and James D. Farley, Jr. dated August 3, 2020. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. (a)
Exhibit 10-O	Select Retirement Plan, as amended and restated effective as of January 1, 2018. (b)	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed February 7, 2018. (a)
Exhibit 10-P	Deferred Compensation Plan, as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-P-1	Suspension of Open Enrollment in Deferred Compensation Plan. (b)	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009. (a)
Exhibit 10-Q	Annual Performance Bonus Plan, as amended May 10, 2023. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)

Designation	Description	Method of Filing
Exhibit 10-Q-1	Annual Incentive Compensation Plan Metrics for 2022. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-Q-2	Annual Performance Bonus Plan Metrics for 2023. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. (a)
Exhibit 10-Q-3	Performance-Based Restricted Stock Unit Metrics for 2020. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. (a)
Exhibit 10-Q-4	Performance-Based Restricted Stock Unit Metrics for 2021. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. (a)
Exhibit 10-Q-5	Performance-Based Restricted Stock Unit Metrics for 2022. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-Q-6	Performance-Based Restricted Stock Unit Metrics for 2023. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. (a)
Exhibit 10-Q-7	Corporate Officer Compensation Recoupment Policy. (b)	Filed with this Report.
Exhibit 10-R	2018 Long-Term Incentive Plan. (b)	Filed as Exhibit 4.1 to Registration Statement No. 333-226348. (a)
Exhibit 10-S	2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 4.9 to Registration Statement No. 333-271592. (a)
Exhibit 10-S-1	Form of Stock Option Terms and Conditions for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-2	Form of Stock Option Agreement for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-3	Form of Stock Option Agreement (ISO) for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-4	Form of Stock Option Agreement (U.K. NQO) for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-5	Form of Stock Option (U.K.) Terms and Conditions for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-6	Form of Restricted Stock Grant Letter for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-7	Form of Final Award Notification Letter for Performance Stock Units. (b)	Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-8	Form of Annual Equity Grant Letter for 2023 Long-Term Incentive Plan V.1. (b)	Filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-9	Form of Annual Equity Grant Letter for 2023 Long-Term Incentive Plan V.2. (b)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-10	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Agreement. (b)	Filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-11	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions. (b)	Filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-12	Form of Final Award Agreement for Performance Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-13	Form of Final Award Terms and Conditions for Performance Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-S-14	Form of Notification Letter for Time-Based Restricted Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T	Description of Company Practices regarding Club Memberships for Executives. (b)	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2021. (a)
Exhibit 10-U	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009. (a)
Exhibit 10-U-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012. (a)
Exhibit 10-U-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. (a)
Exhibit 10-U-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (a)
Exhibit 10-U-4	Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015. (a)

Designation	Description	Method of Filing
Exhibit 10-U-5	Twelfth Amendment dated as of April 29, 2016 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 29, 2016. (a)
Exhibit 10-U-6	Thirteenth Amendment dated as of April 28, 2017 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 28, 2017. (a)
Exhibit 10-U-7	Fourteenth Amendment dated as of April 26, 2018 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 26, 2018. (a)
Exhibit 10-U-8	Fifteenth Amendment dated as of April 23, 2019 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-U-9	Sixteenth Amendment dated as of July 27, 2020 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-U-10	Seventeenth Amendment dated as of March 16, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-U-11	Eighteenth Amendment dated as of September 29, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, and as further amended, including the Fourth Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-U-12	Nineteenth Amendment dated as of June 23, 2022 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-U-13	Twentieth Amendment dated as of April 26, 2023 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2023. (a)
Exhibit 10-V	Revolving Credit Agreement dated as of April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-V-1	First Amendment dated July 27, 2020 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-V-2	Second Amendment dated March 16, 2021 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-V-3	Third Amendment dated September 29, 2021 to the Revolving Credit Agreement dated April 23, 2019, and as further amended, including the First Amended and Restated Revolving Credit Agreement.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-V-4	Fourth Amendment dated June 23, 2022 to the Revolving Credit Agreement dated April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-V-5	Fifth Amendment dated April 26, 2023 to the Revolving Credit Agreement dated April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2023. (a)
Exhibit 10-W	364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-W-1	First Amendment dated October 26, 2022 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10 to our Current Report on Form 8-K filed October 28, 2022. (a)
Exhibit 10-W-2	Second Amendment dated April 26, 2023 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 26, 2023. (a)
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2024.	Filed with this Report.

Designation	Description	Method of Filing
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 97	Financial Statement Compensation Recoupment Policy. (b)	Filed with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(c)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(c)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(c)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(c)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(c)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(c)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101).	(c)
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

FORD MOTOR COMPANY

By:	/s/ Cathy O’Callaghan
Cathy O’Callaghan, Controller
(principal accounting officer)

Date:	February 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

/s/ WILLIAM CLAY FORD, JR.	Director, Chair of the Board, Executive Chair, Chair of the Office of the Chair and Chief Executive, and Chair of the Finance Committee	February 6, 2024
William Clay Ford, Jr.

/s/ JAMES D. FARLEY, JR.	Director, President and Chief Executive Officer	February 6, 2024
James D. Farley, Jr.	(principal executive officer)

KIMBERLY A. CASIANO*	Director	February 6, 2024
Kimberly A. Casiano

ALEXANDRA FORD ENGLISH*	Director	February 6, 2024
Alexandra Ford English

HENRY FORD III*	Director	February 6, 2024
Henry Ford III

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability, Innovation and Policy Committee	February 6, 2024
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 6, 2024
Jon M. Huntsman, Jr.

WILLIAM E. KENNARD*	Director and Chair of the Nominating and Governance Committee	February 6, 2024
William E. Kennard

JOHN C. MAY II*	Director	February 6, 2024
John C. May II

BETH E. MOONEY*	Director	February 6, 2024
Beth E. Mooney

LYNN VOJVODICH RADAKOVICH*	Director and Chair of the Compensation, Talent and Culture Committee	February 6, 2024
Lynn Vojvodich Radakovich

JOHN L. THORNTON*	Director	February 6, 2024
John L. Thornton

Signature	Title	Date

JOHN B. VEIHMEYER*	Director and Chair of the Audit Committee	February 6, 2024
John B. Veihmeyer

JOHN S. WEINBERG*	Director	February 6, 2024
John S. Weinberg

/s/ JOHN T. LAWLER	Chief Financial Officer	February 6, 2024
John T. Lawler	(principal financial officer)

/s/ CATHY O’CALLAGHAN	Controller	February 6, 2024
Cathy O’Callaghan	(principal accounting officer)

*By: /s/ JONATHAN E. OSGOOD		February 6, 2024
Jonathan E. Osgood
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ford Motor Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Ford Credit Consumer Finance Receivables Allowance for Credit Losses

As described in Note 10 to the consolidated financial statements, the Company had consumer finance receivables of $78,274 million, for which a consumer allowance for credit losses of $879 million was recorded as of December 31, 2023. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

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

Warranty and Field Service Actions Accrual (United States)

As described in Note 25 to the consolidated financial statements, the Company had an accrual for estimated future warranty and field service action costs, net of estimated supplier recoveries (“warranty accrual”), of $11,504 million as of December 31, 2023, of which the United States comprises a significant portion. Management accrues the estimated cost of both base warranty coverages and field service actions at the time of sale. Management establishes their estimate of base warranty obligations using a patterned estimation model, using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Management establishes their estimates of field service action obligations using a patterned estimation model, using historical information regarding the nature, frequency, severity, and average cost of claims for each model year. Management reevaluates the adequacy of their accruals on a regular basis.

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
February 6, 2024

We have served as the Company’s auditor since 1946.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net income/(loss)	$17,910	$(2,152)	$4,329
Depreciation and tooling amortization (Note 12 and Note 13)	7,318	7,642	7,690
Other amortization	(1,358)	(1,149)	(1,167)
(Gains)/Losses on extinguishment of debt (Note 5 and Note 19)	1,702	121	—
Provision for/(Benefit from) credit and insurance losses	(298)	46	438
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 17)	(4,865)	(378)	3,052
Equity method investment dividends received in excess of (earnings)/losses and impairments	116	3,324	(33)
Foreign currency adjustments	532	(27)	(234)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 5)	(9,159)	7,518	205
Net (gain)/loss on changes in investments in affiliates (Note 5)	(368)	147	(9)
Stock compensation (Note 6)	305	336	460
Provision for/(Benefit from) deferred income taxes	(563)	(1,910)	(1,649)
Decrease/(Increase) in finance receivables (wholesale and other)	7,656	(10,560)	(4,827)
Decrease/(Increase) in accounts receivable and other assets	(1,141)	(1,183)	(2,620)
Decrease/(Increase) in inventory	(1,778)	(2,576)	(1,219)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(36)	7,268	9,829
Other	(186)	386	673
Net cash provided by/(used in) operating activities	15,787	6,853	14,918

Cash flows from investing activities
Capital spending	(6,227)	(6,866)	(8,236)
Acquisitions of finance receivables and operating leases	(48,379)	(45,533)	(54,505)
Collections of finance receivables and operating leases	52,094	46,276	44,561
Proceeds from sale of business (Note 22)	145	449	—
Purchases of marketable securities and other investments	(27,491)	(17,458)	(8,590)
Sales and maturities of marketable securities and other investments	33,229	19,117	12,700
Settlements of derivatives	(272)	94	(138)
Capital contributions to equity method investments (Note 24)	(57)	(738)	(2,733)
Other	(297)	312	(687)
Net cash provided by/(used in) investing activities	2,745	(4,347)	(17,628)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(403)	(2,009)	(4,995)
Purchases of common stock	—	(484)	(335)
Net changes in short-term debt	3,273	5,460	(1,539)
Proceeds from issuance of long-term debt	27,901	45,470	51,659
Payments of long-term debt	(54,164)	(45,655)	(41,965)
Other	(105)	(271)	(241)
Net cash provided by/(used in) financing activities	(23,498)	2,511	2,584
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(232)	(414)	(104)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(5,198)	$4,603	$(230)

Cash, cash equivalents, and restricted cash at beginning of period (Note 9)	$25,935	$20,737	$25,340
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(5,198)	4,603	(230)
Cash, cash equivalents, and restricted cash at end of period (Note 9)	$20,737	$25,340	$25,110

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the years ended December 31,
	2021	2022	2023
Revenues
Company Excluding Ford Credit	$126,268	$149,079	$165,901
Ford Credit	10,073	8,978	10,290
Total revenues (Note 4)	136,341	158,057	176,191

Costs and expenses
Cost of sales	114,651	134,397	150,550
Selling, administrative, and other expenses	11,915	10,888	10,702
Ford Credit interest, operating, and other expenses	5,252	6,496	9,481
Total costs and expenses	131,818	151,781	170,733
Operating income/(loss)	4,523	6,276	5,458
Interest expense on Company debt excluding Ford Credit	1,803	1,259	1,302
Other income/(loss), net (Note 5)	14,733	(5,150)	(603)
Equity in net income/(loss) of affiliated companies (Note 14)	327	(2,883)	414
Income/(Loss) before income taxes	17,780	(3,016)	3,967
Provision for/(Benefit from) income taxes (Note 7)	(130)	(864)	(362)
Net income/(loss)	17,910	(2,152)	4,329
Less: Income/(Loss) attributable to noncontrolling interests	(27)	(171)	(18)
Net income/(loss) attributable to Ford Motor Company	$17,937	$(1,981)	$4,347

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)	$4.49	$(0.49)	$1.09
Diluted income/(loss)	4.45	(0.49)	1.08

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,991	4,014	3,998
Diluted shares	4,034	4,014	4,041

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2021	2022	2023
Net income/(loss)	$17,910	$(2,152)	$4,329
Other comprehensive income/(loss), net of tax (Note 23)
Foreign currency translation	43	(933)	974
Marketable securities	(175)	(423)	272
Derivative instruments	73	322	(460)
Pension and other postretirement benefits	18	30	(488)
Total other comprehensive income/(loss), net of tax	(41)	(1,004)	298
Comprehensive income/(loss)	17,869	(3,156)	4,627
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(23)	(175)	(17)
Comprehensive income/(loss) attributable to Ford Motor Company	$17,892	$(2,981)	$4,644

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	December 31, 2023
ASSETS
Cash and cash equivalents (Note 9)	$25,134	$24,862
Marketable securities (Note 9)	18,936	15,309
Ford Credit finance receivables, net of allowance for credit losses of $255 and $256 (Note 10)	38,720	46,425
Trade and other receivables, less allowances of $105 and $64	15,729	15,601
Inventories (Note 11)	14,080	15,651
Other assets	3,877	3,633
Total current assets	116,476	121,481
Ford Credit finance receivables, net of allowance for credit losses of $590 and $626 (Note 10)	49,903	55,650
Net investment in operating leases (Note 12)	22,772	21,384
Net property (Note 13)	37,265	40,821
Equity in net assets of affiliated companies (Note 14)	2,798	5,548
Deferred income taxes (Note 7)	15,552	16,985
Other assets	11,118	11,441
Total assets	$255,884	$273,310
LIABILITIES
Payables	$25,605	$25,992
Other liabilities and deferred revenue (Note 16 and Note 25)	21,097	25,870
Debt payable within one year (Note 19)
Company excluding Ford Credit	730	477
Ford Credit	49,434	49,192
Total current liabilities	96,866	101,531
Other liabilities and deferred revenue (Note 16 and Note 25)	25,497	28,414
Long-term debt (Note 19)
Company excluding Ford Credit	19,200	19,467
Ford Credit	69,605	80,095
Deferred income taxes (Note 7)	1,549	1,005
Total liabilities	212,717	230,512
EQUITY
Common Stock, par value $0.01 per share (4,086 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	22,832	23,128
Retained earnings	31,754	31,029
Accumulated other comprehensive income/(loss) (Note 23)	(9,339)	(9,042)
Treasury stock	(2,047)	(2,384)
Total equity attributable to Ford Motor Company	43,242	42,773
Equity attributable to noncontrolling interests	(75)	25
Total equity	43,167	42,798
Total liabilities and equity	$255,884	$273,310
The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 24 for additional information on our VIEs.

	December 31, 2022	December 31, 2023
ASSETS
Cash and cash equivalents	$2,274	$2,298
Ford Credit finance receivables, net	49,142	56,131
Net investment in operating leases	12,545	11,179
Other assets	264	90
LIABILITIES
Other liabilities and deferred revenue	$2	$45
Debt	45,451	48,177
The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 23)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2020	$41	$22,290	$18,243	$(8,294)	$(1,590)	$30,690	$121	$30,811
Net income/(loss)	—	—	17,937	—	—	17,937	(27)	17,910
Other comprehensive income/(loss), net of tax	—	—	—	(45)	—	(45)	4	(41)
Common stock issued (a)	—	321	—	—	—	321	—	321
Treasury stock/other	—	—	—	—	27	27	5	32
Dividend and dividend equivalents declared (b)	—	—	(411)	—	—	(411)	—	(411)
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622

Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(1,981)	—	—	(1,981)	(171)	(2,152)
Other comprehensive income/(loss), net of tax	—	—	—	(1,000)	—	(1,000)	(4)	(1,004)
Common stock issued (a)	1	221	—	—	—	222	—	222
Treasury stock/other	—	—	—	—	(484)	(484)	7	(477)
Dividend and dividend equivalents declared (b)	—	—	(2,034)	—	—	(2,034)	(10)	(2,044)
Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167

Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	4,347	—	—	4,347	(18)	4,329
Other comprehensive income/(loss), net of tax	—	—	—	297	—	297	1	298
Common stock issued (a)	—	425	—	—	—	425	—	425
Treasury stock/other	—	(129)	—	—	(337)	(466)	129	(337)
Dividend and dividend equivalents declared (b)	—	—	(5,072)	—	—	(5,072)	(12)	(5,084)
Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
__________
(a)Includes impacts of share-based compensation.
(b)We declared dividends per share of Common and Class B Stock of $0.10, $0.50, and $1.25 in 2021, 2022 and 2023, respectively. In the first quarter of 2023, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.65 per share. On February 6, 2024, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.18 per share.

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

Certain Transactions with Ford Credit

Transactions between Ford Credit and our other segments occur in the ordinary course of business. Additional detail regarding certain of those transactions is below (in billions):

	December 31, 2022	December 31, 2023
Balance Sheet
Trade and other receivables (a)	$10.6	$9.2
Unearned interest supplements and residual support (b)	(3.4)	(4.6)
Other (c)	1.3	1.6
__________
(a)Ford Blue, Ford Model e, and Ford Pro receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.
(b)Ford Blue, Ford Model e, and Ford Pro pay amounts to Ford Credit at the point of retail financing or lease origination, which represent interest supplements and residual support.
(c)Includes a sale-leaseback agreement between Ford Blue and Ford Credit relating primarily to vehicles that we lease to our employees.

See Note 2 for additional information regarding our finance and lease incentives between Ford Credit and our other segments.

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

Foreign Currency

When an entity has monetary assets and liabilities denominated in a currency that is different from its functional currency, we remeasure those assets and liabilities from the transactional currency to the entity’s functional currency. The effect of this remeasurement process and the results of our related foreign currency hedging activities are reported in Cost of sales and Other income/(loss), net and were $(74) million, $180 million, and $13 million for the years ended 2021, 2022, and 2023, respectively.

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

On a quarterly basis, we review our available-for-sale debt securities for credit losses. We compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, we determine if a credit loss allowance is necessary. If a credit loss allowance is necessary, we will record an allowance, limited by the amount that fair value is less than the amortized cost basis, and recognize the corresponding charge in Other income/(loss), net. Factors we consider include the severity and reason for the decline in value, interest rate changes, and counterparty long-term ratings.

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

The carrying value of trade, notes, and other receivables was $15.9 billion and $16.4 billion at December 31, 2022 and 2023, respectively. The credit loss reserve included in the carrying value of trade, notes, and other receivables was $105 million and $86 million at December 31, 2022 and 2023, respectively.

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
The carrying amount of intangible assets and goodwill is reported in Other assets in the non-current assets section of our consolidated balance sheets. Intangible assets are comprised primarily of advertising agreements and land rights. The net carrying amount of our intangible assets was $86 million and $80 million at December 31, 2022 and 2023, respectively. The net carrying amount of goodwill was $603 million and $683 million at December 31, 2022 and 2023, respectively. For the periods presented, we did not record any material impairments for indefinite-lived intangibles or goodwill.

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

Derivative Financial Instruments. Exchange-traded derivatives for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded. Over-the-counter derivatives are not exchange traded and are valued using independent pricing services or industry-standard valuation models such as a discounted cash flow. When discounted cash flow models are used, projected future cash flows are discounted to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark interest rate (e.g., SOFR, SONIA) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements we have entered into and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In cases when market data are not available, we use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is a lack of liquidity for a particular currency or commodity, or when the instrument is longer dated. When broker quotes or models are used to determine fair value, the derivative is categorized within Level 3 of the hierarchy. All other derivatives are categorized within Level 2.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We may hold annuity contracts within some of our non-U.S. pension plans (see Note 17). Generally, the contract valuation method is applied for markets where we have purchased annuity contracts from an insurer as a plan asset. We measure the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates. The assumptions used to project expected future cash flows are based on actuarial estimates. We include all annuity contracts within Level 3 of the hierarchy.

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

Finance and Lease Incentives

We routinely sponsor special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The cost for these incentives is included in our estimate of variable consideration when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract, and we transfer to Ford Credit the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Ford Credit and our other segments. The Ford Credit segment recognized interest revenue of $2.4 billion, $2.1 billion, and $2.3 billion in 2021, 2022, and 2023, respectively, and lower depreciation of $1.9 billion, $1.2 billion, and $0.9 billion in 2021, 2022, and 2023, respectively, associated with these incentives.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Government Incentives

We receive incentives from U.S. and non-U.S. governmental entities in the form of tax rebates or credits, grants, and loans. Government incentives are recorded in our consolidated financial statements in accordance with their purpose as a reduction of expense or as other income. The benefit is generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of receipt. Government incentives related to capital investment are recognized in Net Property as a reduction to the net book value of the related asset. The incentives are recognized over the life of the asset as a reduction to depreciation and amortization expense.

During 2022, we were awarded incentives by the State of Tennessee related to land, capital, and property tax abatements in connection with Ford’s capital investment in our new electric vehicle assembly plant and job commitments. These incentives are available until December 2051. The fair value of the land in 2022 was $144 million and was recorded in Net Property fully offset by the value of the incentive. A capital grant of $285 million was received in 2023 and will be recognized as a reduction to depreciation and amortization expense over the life of the related assets.

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

Employee Bonus and Lump-Sum Payments

Effective November 20, 2023, we entered into a new agreement with the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) covering approximately 59,000 employees in the United States. The agreement established wages and benefits for covered employees over a four-and-a-half year period through April 30, 2028. The agreement also provided for a lump-sum ratification bonus of $5,000 per employee, which was paid in the fourth quarter of 2023.

In addition, we entered into a new three-year agreement on September 25, 2023 with Unifor covering approximately 5,600 employees in Canada. The agreement included a Productivity and Quality bonus of C$10,000 for full-time employees and C$4,000 for temporary part-time employees upon signing of the contract.

Lump-sum cash bonuses paid in connection with ratifying a union contract are recognized in the period that the contract negotiations are finalized and approved by its members. We recorded approximately $400 million in Cost of sales related to these bonuses for the year ended December 31, 2023.

Selected Other Costs

Engineering, research, and development expenses are primarily reported in Cost of sales and consist of salaries, materials, and associated costs. Engineering, research, and development costs are expensed as incurred when performed internally or when performed by a supplier if we guarantee reimbursement. Advertising costs are reported in Selling, administrative, and other expenses and are expensed as incurred. Engineering, research, development, and advertising expenses for the years ended December 31 were as follows (in billions):

	2021	2022	2023
Engineering, research, and development	$7.6	$7.8	$8.2
Advertising	3.1	2.2	2.5

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3.  NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. Effective January 1, 2023, we adopted the new standard, which eliminates the troubled debt recognition and measurement guidance and requires disclosure of current-period gross charge-offs by year of origination (vintage disclosure). Adoption of the new standard did not have a material impact to our consolidated financial statements or financial statement disclosures.

ASU 2022-04, Liabilities – Supplier Finance Programs, Disclosure of Supplier Finance Program Obligations. Effective January 1, 2023, we adopted the new standard, which requires that entities that use supplier finance programs disclose information about the nature and potential magnitude of the programs, activity during the period, and changes from period to period.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. The outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions, reported in Payables, was $253 million and $220 million at December 31, 2022 and 2023, respectively. The amount settled through the SCF program during 2023 was $1.8 billion.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued a new accounting standard related to disclosures about a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE

The following tables disaggregate our revenue by major source for the years ended December 31 (in millions):

	2021
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$120,973	$—	$120,973
Used vehicles	2,358	—	2,358
Services and other revenue (a)	2,651	161	2,812
Revenues from sales and services	125,982	161	126,143

Leasing income	286	5,291	5,577
Financing income	—	4,560	4,560
Insurance income	—	61	61
Total revenues	$126,268	$10,073	$136,341

	2022
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$144,471	$—	$144,471
Used vehicles	1,719	—	1,719
Services and other revenue (a)	2,688	100	2,788
Revenues from sales and services	148,878	100	148,978

Leasing income	201	4,569	4,770
Financing income	—	4,254	4,254
Insurance income	—	55	55
Total revenues	$149,079	$8,978	$158,057

	2023
	Company Excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$161,052	$—	$161,052
Used vehicles	1,873	—	1,873
Services and other revenue (a)	2,797	105	2,902
Revenues from sales and services	165,722	105	165,827

Leasing income	179	4,105	4,284
Financing income	—	5,980	5,980
Insurance income	—	100	100
Total revenues	$165,901	$10,290	$176,191
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

Company Excluding Ford Credit

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer is obligated to pay Ford Credit when it sells the vehicle to the retail customer (see Note 10). Payment terms on part sales to dealers, distributors, and retailers range from 30 to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in return rights and marketing incentives we offer to our customers and their customers. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. Estimates of marketing incentives are based on expected retail and fleet sales volumes, mix of products to be sold, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed. As a result of changes in our estimate of marketing incentives, we recorded an increase in revenue of $252 million and $209 million during 2021 and 2022, respectively, and a decrease in revenue of $147 million during 2023 related to revenue recognized in prior annual periods.

We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of sales.

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

We had a balance of $4.3 billion and $4.4 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2021 and 2022, respectively. We recognized $1.4 billion and $1.5 billion of the unearned amounts as revenue during the years ended December 31, 2022 and 2023, respectively. At December 31, 2023, the unearned amount was $4.8 billion. We expect to recognize approximately $1.5 billion of the unearned amount in 2024, $1.2 billion in 2025, and $2.1 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with extended service contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $315 million and $317 million in deferred costs as of December 31, 2022 and 2023, respectively. We recognized $81 million, $88 million, and $103 million of amortization during the years ended December 31, 2021, 2022, and 2023, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

We also receive other revenue related to vehicle-related design and testing services we perform for others, various Ford Next operations, and net commissions for serving as the agent in facilitating the sale of a third party’s products or services to our customers. We have applied the practical expedient to recognize Company excluding Ford Credit revenues for vehicle-related design and testing services over the two to three year term of these agreements in proportion to the amount we have the right to invoice.

Leasing Income. We sell vehicles to daily rental companies with an obligation to repurchase the vehicles at an agreed upon amount, exercisable at the option of the customer. The transactions are accounted for as operating leases. Upon the transfer of vehicles to the daily rental companies, we record proceeds received in Other liabilities and deferred revenue. The difference between the proceeds received and the agreed upon repurchase amount is recorded in Company excluding Ford Credit revenues over the term of the lease using a straight-line method. The cost of the vehicle is recorded in Net investment in operating leases on our consolidated balance sheets and the difference between the cost of the vehicle and the estimated auction value is depreciated in Cost of sales over the term of the lease.

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

NOTE 5.  OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Net periodic pension and OPEB income/(cost), excluding service cost (Note 17)	$5,997	$1,336	$(2,494)
Investment-related interest income	254	639	1,567
Interest income/(expense) on income taxes	7	(23)	(16)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	9,159	(7,518)	(205)
Gains/(Losses) on changes in investments in affiliates (Note 21 and Note 22)	368	(147)	9
Gains/(Losses) on extinguishment of debt (Note 19)	(1,702)	(121)	—
Royalty income	619	483	477
Other	31	201	59
Total	$14,733	$(5,150)	$(603)
__________
(a)    Includes a $9.1 billion gain, $7.4 billion loss, and $31 million loss on our Rivian investment during the years ended December 31, 2021, 2022, and 2023, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6.  SHARE-BASED COMPENSATION

Under our Long-Term Incentive Plans, we may issue restricted stock units (“RSUs”), restricted stock shares (“RSSs”), and stock options. RSUs and RSSs consist of time-based and performance-based awards. The number of shares that may be granted in any year is limited to 2% of our issued and outstanding Common Stock as of December 31 of the prior calendar year. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. Granted RSUs generally cliff vest or ratably vest over a three-year service period. Performance-based RSUs can be based on internal financial performance metrics or total shareholder return relative to a peer group or a combination of the two metrics. At the time of vest, RSU awards are net settled (i.e., shares are withheld to cover the employee tax obligation). Stock options ratably vest over a three-year service period and expire ten years from the grant date.

The fair value of both the time-based and the internal performance metrics portion of the performance-based RSUs and RSSs is determined using the closing price of our Common Stock at grant date. For awards that include a market condition, we measure the fair value using a Monte Carlo simulation. The weighted average per unit grant date fair value for the years ended December 31, 2021, 2022, and 2023 was $13.02, $15.63, and $12.98, respectively.

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

Restricted Stock Units and Restricted Stock Shares

The fair value of vested RSUs and RSSs as well as the compensation cost for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Fair value of vested shares	$217	$252	$303
Compensation cost (a)	229	223	356
__________
(a)    Net of tax benefit of $74 million, $113 million, and $104 million in 2021, 2022, and 2023, respectively.

As of December 31, 2023, there was approximately $372 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.9 years.

The performance-based RSUs granted in March 2021, 2022, and 2023 include a relative Total Shareholder Return (“TSR”) metric. Inputs and assumptions used to calculate the fair value at grant date through a Monte Carlo simulation were as follows:

	2021	2022	2023
Fair value per stock award	$13.45	$18.10	$18.57
Grant date stock price	11.93	16.85	13.08
Assumptions:
Ford’s stock price expected volatility (a)	39.9%	44.8%	49.5%
Expected average volatility of peer companies (a)	39.6	39.6	49.6
Risk-free interest rate	0.32	1.62	4.57
__________
(a)Expected volatility based on three years of daily closing share price changes ending on the grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6.  SHARE-BASED COMPENSATION (Continued)

During 2023, activity for RSUs and RSSs was as follows (in millions, except for weighted-average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	63.9	$12.90
Granted (a)	54.8	12.98
Vested (a)	(27.2)	11.11
Forfeited	(10.9)	10.62
Outstanding, end of year (b)	80.6	13.86
__________
(a)Includes shares awarded to non-employee directors.
(b)Excludes 1,225,297 non-employee director shares that were vested but unissued at December 31, 2023.

Stock Options

Activity related to stock options for 2023 was as follows:

	Shares (millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Outstanding, beginning of period	10.1	$10.84
Granted	—	—
Exercised (a)	(1.3)	11.90
Forfeited (including expirations)	(0.4)	12.75
Outstanding, end of period	8.4	10.60
Exercisable, end of period	8.4	10.60	3.73	$26.8
Options expected to vest	—	—	—	—
__________
(a)Exercised at option prices ranging from $6.19 to $12.75 during 2023.

We received approximately $16 million in proceeds with an equivalent of about $18 million in new issues used to settle the exercised options. For options exercised during the year ended December 31, 2023, the difference between the fair value of the Common Stock issued and the respective exercise price was $2 million. Compensation cost for stock options for the year ended December 31, 2023 was $0. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options. During 2023, no new stock options were granted.

NOTE 7. INCOME TAXES

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements. We recognize income tax-related interest income and interest expense in Other income/(loss), net on our consolidated income statements.

We account for U.S. tax on global intangible low-taxed income in the period incurred, and we account for investment tax credits using the deferral method.

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

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income/(loss), and equity in net results of affiliated companies accounted for after-tax for the years ended December 31 were as follows:

	2021	2022	2023
Income/(Loss) before income taxes (in millions)
U.S.	$10,043	$(6,548)	$3,395
Non-U.S.	7,737	3,532	572
Total	$17,780	$(3,016)	$3,967
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$102	$68	$62
Non-U.S.	598	781	948
State and local	26	123	229
Total current	726	972	1,239
Deferred
Federal	2,290	(2,292)	(413)
Non-U.S.	(3,254)	688	(1,149)
State and local	108	(232)	(39)
Total deferred	(856)	(1,836)	(1,601)
Total	$(130)	$(864)	$(362)
Reconciliation of effective tax rate
U.S. statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. tax rate differential	1.3	(8.7)	(3.4)
State and local income taxes	0.5	2.3	1.9
General business credits	(2.3)	13.0	(15.9)
Nontaxable foreign currency gains and losses	—	(4.2)	—
Dispositions and restructurings (a)	(18.8)	(7.0)	(14.7)
U.S. tax on non-U.S. earnings	2.4	2.8	7.7
Prior year settlements and claims	(0.3)	1.5	1.2
Tax incentives	(0.6)	2.0	(3.9)
Enacted change in tax laws	1.1	(2.0)	0.1
Valuation allowances	(4.7)	6.2	(0.7)
Other	(0.3)	1.7	(2.4)
Effective tax rate	(0.7)%	28.6%	(9.1)%
__________
(a)2021 includes a benefit of $2.9 billion to recognize deferred tax assets resulting from changes in our global tax structure; 2023 includes benefits of $610 million associated with legal entity restructuring within our leasing operations and China.

In 2021, we reversed $918 million of previously established U.S. valuation allowances. The reversal primarily reflected a change in our intent to pursue planning actions involving cash outlays to preserve tax credits. During 2022, we reversed an additional $405 million of U.S. valuation allowances, primarily as a result of planning actions.

At December 31, 2023, $14.5 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2022	2023
Deferred tax assets
Employee benefit plans	$1,953	$2,470
Net operating loss carryforwards	6,809	7,262
Tax credit carryforwards	9,354	8,944
Research expenditures	3,240	3,799
Dealer and dealers’ customer allowances and claims	2,192	2,752
Other foreign deferred tax assets	3,107	3,456
All other	2,201	2,299
Total gross deferred tax assets	28,856	30,982
Less: Valuation allowances	(4,052)	(4,187)
Total net deferred tax assets	24,804	26,795
Deferred tax liabilities
Leasing transactions	2,992	3,253
Depreciation and amortization (excluding leasing transactions)	3,116	3,389
Finance receivables	792	699
Carrying value of investments	487	—
Other foreign deferred tax liabilities	1,110	1,255
All other	2,304	2,219
Total deferred tax liabilities	10,801	10,815
Net deferred tax assets/(liabilities)	$14,003	$15,980

Operating loss carryforwards for tax purposes were $22 billion at December 31, 2023, resulting in a deferred tax asset of $7.3 billion.  There is no expiration date for $6.1 billion of these losses. A substantial portion of the remaining losses will expire beyond 2027. Tax credits available to offset future tax liabilities are $8.9 billion. The majority of these credits have a remaining carryforward period of nine years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies. In our evaluation, we anticipate making tax elections that change the order of tax credit carryforward utilization on U.S. tax returns.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2022	2023
Beginning balance	$2,910	$2,939
Increase – tax positions in prior periods	338	103
Increase – tax positions in current period	17	45
Decrease – tax positions in prior periods	(236)	(79)
Settlements	(2)	(115)
Lapse of statute of limitations	(1)	(33)
Foreign currency translation adjustment	(87)	53
Ending balance	$2,939	$2,913

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.9 billion as of December 31, 2022 and 2023.

Examinations by tax authorities have been completed through 2008 in Germany; 2014 in the United States; 2018 in Canada, China, Spain, and the United Kingdom; and 2019 in India and Mexico.

Net interest on income taxes was $7 million of income, $23 million of expense, and $16 million of expense for the years ended December 31, 2021, 2022, and 2023, respectively. These were reported in Other income/(loss), net on our consolidated income statements. Tax-related interest was $17 million of a net payable and $25 million of a net receivable as of December 31, 2022 and 2023, respectively.

Cash paid for income taxes was $568 million, $801 million, and $1,027 million in 2021, 2022, and 2023, respectively.

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

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2021	2022	2023
Net income/(loss) attributable to Ford Motor Company	$17,937	$(1,981)	$4,347

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,991	4,014	3,998
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	43	—	43
Diluted shares	4,034	4,014	4,041
__________
(a)    In 2022, there were 42 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2022
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$3,295	$1,045	$4,340
U.S. government agencies	2	2,245	150	2,395
Non-U.S. government and agencies	2	1,048	199	1,247
Other cash equivalents	2	10	—	10
Corporate debt	2	593	792	1,385
Total marketable securities classified as cash equivalents		7,191	2,186	9,377
Cash, time deposits, and money market funds		7,550	8,207	15,757
Total cash and cash equivalents		$14,741	$10,393	$25,134

Marketable securities
U.S. government	1	$4,947	$187	$5,134
U.S. government agencies	2	2,641	221	2,862
Non-U.S. government and agencies	2	2,625	658	3,283
Corporate debt	2	6,755	266	7,021
Equities (a)	1	223	—	223
Other marketable securities	2	252	161	413
Total marketable securities		$17,443	$1,493	$18,936

Restricted cash		$79	$127	$206

		December 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,320	$912	$3,232
U.S. government agencies	2	2,075	625	2,700
Non-U.S. government and agencies	2	699	276	975
Corporate debt	2	1,617	101	1,718
Total marketable securities classified as cash equivalents		6,711	1,914	8,625
Cash, time deposits, and money market funds		7,493	8,744	16,237
Total cash and cash equivalents		$14,204	$10,658	$24,862

Marketable securities
U.S. government	1	$4,467	$207	$4,674
U.S. government agencies	2	1,774	49	1,823
Non-U.S. government and agencies	2	2,096	109	2,205
Corporate debt	2	5,807	268	6,075
Equities (a)	1	23	—	23
Other marketable securities	2	353	156	509
Total marketable securities		$14,520	$789	$15,309

Restricted cash		$111	$137	$248
__________
(a)    Net unrealized gains/losses recognized during full year 2022 and 2023 on all equity securities held at December 31, 2022 and 2023 were a $968 million loss and a $23 million loss, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2022
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,797	$1	$(145)	$4,653	$1,008	$3,645	$—
U.S. government agencies	2,508	—	(119)	2,389	1,244	1,109	36
Non-U.S. government and agencies	2,248	—	(132)	2,116	294	1,810	12
Corporate debt	7,511	6	(197)	7,320	3,117	4,195	8
Other marketable securities	246	—	(9)	237	—	181	56
Total	$17,310	$7	$(602)	$16,715	$5,663	$10,940	$112

	December 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,458	$6	$(66)	$4,398	$2,172	$2,216	$10
U.S. government agencies	2,053	4	(62)	1,995	490	1,487	18
Non-U.S. government and agencies	1,948	1	(75)	1,874	587	1,275	12
Corporate debt	7,433	27	(67)	7,393	2,830	4,558	5
Other marketable securities	322	2	(4)	320	—	247	73
Total	$16,214	$40	$(274)	$15,980	$6,079	$9,783	$118

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Company excluding Ford Credit
Sales proceeds	$5,943	$6,207	$3,140
Gross realized gains	26	7	2
Gross realized losses	3	26	37

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2022
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,860	$(52)	$1,570	$(93)	$4,430	$(145)
U.S. government agencies	707	(14)	1,658	(105)	2,365	(119)
Non-U.S. government and agencies	751	(23)	1,271	(109)	2,022	(132)
Corporate debt	4,571	(79)	1,737	(118)	6,308	(197)
Other marketable securities	123	(4)	108	(5)	231	(9)
Total	$9,012	$(172)	$6,344	$(430)	$15,356	$(602)

	December 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$619	$(2)	$2,735	$(64)	$3,354	$(66)
U.S. government agencies	283	(1)	1,068	(61)	1,351	(62)
Non-U.S. government and agencies	67	—	1,654	(75)	1,721	(75)
Corporate debt	2,608	(2)	2,192	(65)	4,800	(67)
Other marketable securities	26	—	122	(4)	148	(4)
Total	$3,603	$(5)	$7,771	$(269)	$11,374	$(274)

We determine credit losses on AFS debt securities using the specific identification method. During the years ended December 31, 2021, 2022, and 2023, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows were as follows (in millions):

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$25,134	$24,862
Restricted cash (a)	206	248
Total cash, cash equivalents, and restricted cash	$25,340	$25,110
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers. Dealer financing includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 96% of dealer financing.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Ford Credit finance receivables, net at December 31 were as follows (in millions):

	2022	2023
Consumer
Retail installment contracts, gross	$66,954	$73,825
Finance leases, gross	6,765	7,793
Retail financing, gross	73,719	81,618
Unearned interest supplements	(2,305)	(3,344)
Consumer finance receivables	71,414	78,274
Non-Consumer
Dealer financing	18,054	24,683
Non-Consumer finance receivables	18,054	24,683
Total recorded investment	$89,468	$102,957

Recorded investment in finance receivables	$89,468	$102,957
Allowance for credit losses	(845)	(882)
Total finance receivables, net	$88,623	$102,075

Current portion	$38,720	$46,425
Non-current portion	49,903	55,650
Total finance receivables, net	$88,623	$102,075

Net finance receivables subject to fair value (a)	$82,200	$94,728
Fair value (b)	79,521	93,189
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases for the years ended December 31, 2021, 2022, and 2023, was $345 million, $303 million, and $381 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

The amounts contractually due on Ford Credit’s finance leases at December 31 were as follows (in millions):

2023
2024	$1,488
2025	1,686
2026	1,242
2027	640
2028	87
Thereafter	2
Total future cash payments	5,145
Less: Present value discount	358
Finance lease receivables	$4,787

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2022	2023
Finance lease receivables	$4,297	$4,787
Unguaranteed residual assets	2,389	2,910
Initial direct costs	79	96
Finance leases, gross	6,765	7,793
Unearned interest supplements from Ford and affiliated companies	(307)	(408)
Allowance for credit losses	(35)	(38)
Finance leases, net	$6,423	$7,347

At December 31, 2022 and 2023, accrued interest was $187 million and $294 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2022 and 2023 were consumer receivables of $43.9 billion and $46.0 billion, respectively, and non-consumer receivables of $18.2 billion and $21.3 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 24).

Credit Quality

Consumer Portfolio

When originating consumer receivables, Ford Credit uses a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, Ford Credit decides whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. The evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31 - 60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61 - 120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,563	6,137	13,844	18,357	28,794	70,578	98.8
Total	$942	$2,639	$6,253	$14,071	$18,554	$28,955	$71,414	100.0%

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61 - 120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,359	7,385	11,301	20,247	35,163	77,346	98.8
Total	$947	$2,423	$7,552	$11,473	$20,502	$35,377	$78,274	100.0%

Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

Non-Consumer Portfolio

Ford Credit extends credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is typically required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by considering the borrower’s financial condition and the underlying collateral securing the loan. Ford Credit uses a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that are considered most significant in predicting a dealer’s ability to meet its financial obligations. Ford Credit also considers numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors.

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

The credit quality analysis of dealer financing receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total		Total	Percent
Group I	$402	$148	$35	$67	$185	$224	$1,061	$13,888	$14,949	82.8%
Group II	2	21	—	5	2	42	72	2,751	2,823	15.6
Group III	—	—	—	—	—	10	10	233	243	1.4
Group IV	—	—	1	—	—	3	4	35	39	0.2
Total (a)	$404	$169	$36	$72	$187	$279	$1,147	$16,907	$18,054	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2022 were $9 million.

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$383	$30	$58	$156	$61	$331	$1,019	$20,419	$21,438	86.9%
Group II	16	—	1	3	2	44	66	2,834	2,900	11.7
Group III	—	—	—	—	1	8	9	292	301	1.2
Group IV	—	1	—	—	—	2	3	41	44	0.2
Total (a)	$399	$31	$59	$159	$64	$385	$1,097	$23,586	$24,683	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At December 31, 2023, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

Consumer Portfolio

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, Ford Credit estimates the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumption to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses, and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Non-Consumer Portfolio

Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, and the financial status of the dealer) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2022
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925
Charge-offs	(278)	(1)	(279)
Recoveries	165	5	170
Provision for/(Benefit from) credit losses	56	(17)	39
Other (a)	(8)	(2)	(10)
Ending balance	$838	$7	$845

	2023
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845
Charge-offs	(401)	(4)	(405)
Recoveries	151	2	153
Provision for/(Benefit from) credit losses	280	(2)	278
Other (a)	11	—	11
Ending balance	$879	$3	$882
__________
(a)Primarily represents amounts related to translation adjustments.

For the year ended December 31, 2023, the allowance for credit losses increased $37 million driven by an increase in Ford Credit finance receivables, partially offset by the impact of an improved U.S. economic outlook that was reflected in the reserve balance in the fourth quarter of 2023. Net charge-offs increased from a year ago, reflecting normalization from extraordinarily low levels. The impact of inflationary pressure and high interest rates on future credit losses remains uncertain. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

NOTE 11.  INVENTORIES

All inventories are stated at the lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Inventories at December 31 were as follows (in millions):

	2022	2023
Raw materials, work-in-process, and supplies	$5,997	$6,196
Finished products	8,083	9,455
Total inventories	$14,080	$15,651

Our finished product inventory at December 31, 2023 was higher than at December 31, 2022, primarily reflecting higher in-transit inventory.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals, daily rental companies, government entities, and fleet customers. Assets subject to operating leases are depreciated using the straight-line method over the term of the lease to reduce the asset to its estimated residual value at the end of the scheduled lease term. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis.

The net investment in operating leases at December 31 was as follows (in millions):

	2022	2023
Company excluding Ford Credit
Vehicles, net of depreciation	$951	$1,052
Ford Credit Segment
Vehicles, at cost (a)	26,055	24,182
Accumulated depreciation	(4,234)	(3,850)
Total Ford Credit Segment	21,821	20,332
Total	$22,772	$21,384
__________
(a)Includes Ford Credit’s operating lease assets of $12.5 billion and $11.2 billion at December 31, 2022 and 2023, respectively, that have been included in securitization transactions.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

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

	2021	2022	2023
Operating lease depreciation expense	$1,626	$2,240	$2,309

The amounts contractually due on operating leases at December 31, 2023 were as follows (in millions):

	2024	2025	2026	2027	2028	Total
Operating lease payments	$3,298	$2,175	$996	$192	$11	$6,672

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

Net property at December 31 was as follows (in millions):

	2022	2023
Land	$371	$367
Buildings and land improvements	11,946	12,636
Machinery, equipment, and other	38,964	41,202
Software	5,042	5,423
Construction in progress	3,203	5,308
Total land, plant and equipment, and other	59,526	64,936
Accumulated depreciation	(31,781)	(33,679)
Net land, plant and equipment, and other	27,745	31,257
Tooling, net of amortization	9,520	9,564
Total	$37,265	$40,821

Property-related expenses, excluding net investment in operating leases, for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Depreciation and other amortization	$2,986	$2,878	$3,041
Tooling amortization	2,706	2,556	2,340
Total (a)	$5,692	$5,434	$5,381

Maintenance and rearrangement	$1,940	$2,083	$1,909
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

Our carrying value and ownership percentages of our equity method investments at December 31 were as follows (in millions, except percentages):

	Investment Balance		Ownership Percentage
	2022	2023	2023
BlueOval SK, LLC	$690	$3,254	50%
Ford Otomotiv Sanayi Anonim Sirketi	479	807	41
Jiangling Motors Corporation, Limited (a)	471	495	32
Changan Ford Automobile Corporation, Limited (b)	409	225	50
AutoAlliance (Thailand) Co., Ltd.	346	344	50
Ionity Holding GmbH & Co. KG	67	96	15
FFS Finance South Africa (Pty) Limited	70	65	50
Other	266	262	Various
Total	$2,798	$5,548
__________
(a)In 2022 and 2023, Jiangling Motors Corporation, Limited recorded restructuring charges, our share of which was $13 million and $12 million, respectively. These charges are included in Equity in net income/(loss) of affiliated companies.
(b)In 2022 and 2023, Changan Ford Automobile Corporation, Limited recorded long-lived asset and other asset impairment charges as well as restructuring charges, our share of which was $368 million and $432 million, respectively. These charges are included in Equity in net income/(loss) of affiliated companies.

We recorded $452 million, $452 million, and $381 million of dividends from these affiliated companies for the years ended December 31, 2021, 2022, and 2023, respectively.

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

Summarized Balance Sheet	2022	2023
Current assets	$10,361	$11,223
Non-current assets	11,142	16,907
Total assets	$21,503	$28,130

Current liabilities	$10,371	$11,232
Non-current liabilities	4,498	6,572
Total liabilities	$14,869	$17,804

Equity attributable to noncontrolling interests	$—	$61

	For the years ended December 31,
Summarized Income Statement	2021	2022	2023
Total revenue	$27,760	$27,153	$31,052
Income/(Loss) before income taxes (a)	1,002	(1,806)	991
Net income/(loss) (a)	1,029	(1,769)	1,207

Net income/(loss) attributable to noncontrolling interests	—	(8)	(63)
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

Transactions with equity method investees reported for the years ended or at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2021	2022	2023
Sales	$4,777	$4,369	$5,237
Purchases	9,245	9,670	13,457
Royalty income	458	483	329

Balance Sheet	2022	2023
Receivables	$1,007	$1,070
Payables	1,676	1,766

Argo AI

In the third quarter of 2022, Ford made the strategic decision to shift our capital spending from L4 technology being developed by Argo AI to advanced L2/L3 systems, which we believe will ultimately be essential to achieve profitable commercialization of L4 autonomy at scale in the future. We determined that Argo AI no longer had value as a going concern, and as a result, we reassessed the carrying value of our investment as of September 30, 2022. Our valuation assumed an orderly conclusion of operations at Argo AI, in which the cash required to satisfy the remaining obligations would consume all of Argo AI’s remaining capital. In addition, we assessed whether Argo AI’s technology components had value in isolation, and we concluded that the cost to integrate into anticipated technology ecosystems would be prohibitive. Accordingly, we recorded a $2.7 billion pre-tax impairment in the third quarter of 2022. The non-cash charge was reported in Equity in net income/(loss) of affiliated companies.

In the fourth quarter of 2022, Ford and Volkswagen AG, who held equal interests that together comprised a majority ownership of Argo AI, initiated the process of exiting the joint development of highly automated driving technology (L4) through Argo AI. Argo AI is in the process of winding down operations, with no expected future funding required.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15.  OTHER INVESTMENTS

We have investments in entities not accounted for under the equity method for which fair values are not readily available. We record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in the non-current assets section of our consolidated balance sheets. These investments were $384 million and $242 million at December 31, 2022 and 2023, respectively. The cumulative net unrealized gain from adjustments related to Other Investments held at December 31, 2023 is $24 million.

NOTE 16.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2022	2023
Current
Dealer and dealers’ customer allowances and claims	$9,219	$12,910
Deferred revenue	2,404	2,515
Employee benefit plans	2,020	2,282
Accrued interest	935	1,224
Operating lease liabilities	404	481
OPEB	329	331
Pension	196	205
Other (a)	5,590	5,922
Total current other liabilities and deferred revenue	$21,097	$25,870

Non-current
Dealer and dealers’ customer allowances and claims	$6,095	$7,506
Pension	5,673	6,383
OPEB	4,130	4,365
Deferred revenue	4,883	5,051
Operating lease liabilities	1,101	1,395
Employee benefit plans	834	837
Other (a)	2,781	2,877
Total non-current other liabilities and deferred revenue	$25,497	$28,414
__________
(a)    Includes current derivative liabilities of $1.3 billion and $1.0 billion at December 31, 2022 and 2023, respectively. Includes non-current derivative liabilities of $1.7 billion and $1.3 billion at December 31, 2022 and 2023, respectively (see Note 20).

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

Defined Contribution and Savings Plans. We also have defined contribution and savings plans for hourly and salaried employees in the United States and other locations. Company contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $432 million, $478 million, and $546 million for the years ended December 31, 2021, 2022, and 2023, respectively. This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $152 million, $152 million, and $155 million for the years ended December 31, 2021, 2022, and 2023, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine benefit obligation and net periodic benefit cost/(income) were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Weighted Average Assumptions at December 31
Discount rate	5.51%	5.17%	4.42%	3.98%	5.48%	5.10%
Average rate of increase in compensation	3.70	4.05	3.42	3.54	3.65	3.98
Weighted Average Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate - Service cost	3.12%	5.60%	1.78%	4.29%	3.27%	5.65%
Effective interest rate on benefit obligation	2.40	5.39	1.54	4.45	2.49	5.36
Expected long-term rate of return on assets	5.75	6.25	3.29	4.13	—	—
Average rate of increase in compensation	3.50	3.70	3.19	3.42	3.46	3.65

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Worldwide OPEB
	2021	2022	2023	2021	2022	2023	2021	2022	2023
Service cost	$526	$500	$292	$557	$416	$245	$49	$42	$21
Interest cost	928	1,054	1,641	420	504	965	127	146	231
Expected return on assets	(2,728)	(2,569)	(1,897)	(1,130)	(1,006)	(890)	—	—	—
Amortization of prior service costs/(credits)	2	2	—	24	22	22	(12)	(3)	3
Net remeasurement (gain)/loss	(254)	1,720	841	(3,241)	(436)	932	(376)	(1,314)	286
Separation programs/other	19	46	20	156	63	261	—	—	1
Settlements and curtailments	70	438	69	(2)	(2)	9	—	(1)	—
Net periodic benefit cost/(income)	$(1,437)	$1,191	$966	$(3,216)	$(439)	$1,544	$(212)	$(1,130)	$542

In 2021, we recognized an expense of $244 million related to separation programs, settlements, and curtailments, which included $70 million of settlement losses related to a U.S. pension plan and separation expenses of $156 million for non-U.S. pension plans related to ongoing restructuring programs.

In 2022, we recognized an expense of $544 million related to separation programs, settlements, and curtailments, which included $438 million of settlement losses related to a U.S. pension plan and separation and curtailment expenses of $57 million for non-U.S. pension plans related to ongoing restructuring programs.

In 2023, we recognized an expense of $360 million related to separation programs, settlements, and curtailments, which included $71 million of settlement losses related to U.S. and non-U.S. pension plans and separation and curtailment expenses of $268 million for non-U.S. pension plans related to ongoing restructuring programs.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Worldwide OPEB
	2022	2023	2022	2023	2022	2023
Change in Benefit Obligation
Benefit obligation at January 1	$44,888	$32,867	$34,432	$21,605	$6,040	$4,459
Service cost	500	292	416	245	42	21
Interest cost	1,054	1,641	504	965	146	231
Amendments (a)	—	581	—	46	—	32
Separation programs/other	4	(18)	56	255	—	—
Curtailments	—	—	(2)	6	—	—
Settlements (b)	(1,172)	(1,479)	(674)	(21)	—	—
Plan participant contributions	18	16	12	11	1	—
Benefits paid	(2,466)	(2,417)	(1,302)	(1,257)	(363)	(359)
Foreign exchange translation	—	—	(2,877)	960	(92)	26
Actuarial (gain)/loss	(9,959)	1,193	(8,960)	1,189	(1,315)	286
Benefit obligation at December 31	32,867	32,676	21,605	24,004	4,459	4,696
Change in Plan Assets
Fair value of plan assets at January 1	45,909	32,922	33,085	21,344	—	—
Actual return on plan assets	(9,548)	2,180	(7,516)	1,145	—	—
Company contributions	223	238	722	756	—	—
Plan participant contributions	18	16	12	11	—	—
Benefits paid	(2,466)	(2,417)	(1,302)	(1,257)	—	—
Settlements (b)	(1,172)	(1,479)	(674)	(21)	—	—
Foreign exchange translation	—	—	(2,973)	990	—	—
Other	(42)	(37)	(10)	(10)	—	—
Fair value of plan assets at December 31	32,922	31,423	21,344	22,958	—	—
Funded status at December 31	$55	$(1,253)	$(261)	$(1,046)	$(4,459)	$(4,696)

Amounts Recognized on the Balance Sheets
Prepaid assets	$2,064	$1,229	$3,599	$3,060	$—	$—
Other liabilities	(2,009)	(2,482)	(3,860)	(4,106)	(4,459)	(4,696)
Total	$55	$(1,253)	$(261)	$(1,046)	$(4,459)	$(4,696)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$—	$581	$130	$161	$25	$55

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$15,055	$14,045	$8,346	$9,135
Fair value of plan assets	13,576	12,154	5,068	5,587

Accumulated Benefit Obligation at December 31	$32,336	$32,086	$20,304	$22,661

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$15,585	$14,636	$8,932	$9,991
Fair value of plan assets	13,576	12,154	5,068	5,885

Projected Benefit Obligation at December 31	$32,867	$32,676	$21,605	$24,004
__________
(a)    Reflects benefit enhancements included in the collective bargaining agreements with the UAW and Unifor ratified in 2023.
(b)    For U.S. plans, 2022 and 2023 primarily reflect salaried lump sum retirement payments. For non-U.S. plans, in 2022, we transferred a pension obligation and related plan assets to an insurance company.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The actuarial (gain)/loss for our pension benefit obligations in 2022 and 2023 was primarily related to changes in discount rates.

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2023, we contributed $592 million to our global funded pension plans and made $402 million of benefit payments to participants in unfunded plans. During 2024, we expect to contribute about $1 billion of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2024.

Expected Future Benefit Payments

The expected future benefit payments at December 31, 2023 were as follows (in millions):

	Benefit Payments
	Pension
	U.S. Plans	Non-U.S. Plans	Worldwide OPEB
2024	$2,715	$1,430	$340
2025	2,670	1,295	340
2026	2,635	1,310	340
2027	2,600	1,325	330
2028	2,575	1,330	330
2029-2033	12,475	6,640	1,610

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

At year-end 2023, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2023, which will be used to determine the 2024 expected return on assets, is 5.93% for the U.S. plans, 3.84% for the U.K. plans, and 5.06% for the Canadian plans, and averages 4.53% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers inputs from advisors for long-term capital market returns adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $239 million and $58 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2023
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$855	$1	$2	$—	$858	$1,968	$37	$—	$—	$2,005
International companies	493	29	6	—	528	1,293	20	—	—	1,313
Total equity	1,348	30	8	—	1,386	3,261	57	—	—	3,318
Fixed Income
U.S. government and agencies	7,236	1,493	—	—	8,729	38	28	—	—	66
Non-U.S. government	2	482	2	—	486	—	12,843	184	—	13,027
Corporate bonds	—	16,470	11	—	16,481	—	1,890	66	—	1,956
Mortgage/other asset-backed	—	444	—	—	444	—	289	11	—	300
Commingled funds	—	65	—	—	65	23	191	—	—	214
Derivative financial instruments, net	(3)	161	—	—	158	—	36	36	—	72
Total fixed income	7,235	19,115	13	—	26,363	61	15,277	297	—	15,635
Alternatives
Hedge funds	—	—	—	3,603	3,603	—	—	—	906	906
Private equity	—	—	—	1,093	1,093	—	—	—	477	477
Real estate	—	—	—	1,406	1,406	—	—	—	381	381
Total alternatives	—	—	—	6,102	6,102	—	—	—	1,764	1,764
Cash, cash equivalents, and repurchase agreements (b)	(1,779)	—	—	—	(1,779)	(1,364)	—	—	—	(1,364)
Other (c)	(649)	—	—	—	(649)	(236)	—	3,841	—	3,605
Total assets at fair value	$6,155	$19,145	$21	$6,102	$31,423	$1,722	$15,334	$4,138	$1,764	$22,958
__________
(a)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Primarily short-term investment funds to provide liquidity to plan investment managers, cash held to pay benefits, and repurchase agreements valued at $2.7 billion in U.S. plans and $1.8 billion in non-U.S. plans.
(c)For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, $3.0 billion of insurance contracts, primarily Ford-Werke, and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2022
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$20	$—	$(4)	$(8)	$1	$9
Non-U.S. Plans (a)	6,020	(1,732)	26	(722)	217	3,809

	2023
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/ (Out of) Level 3	Fair Value at December 31
U.S. Plans	$9	$(6)	$—	$9	$9	$21
Non-U.S. Plans (a)	3,809	44	(8)	410	(117)	4,138
__________
(a)Includes insurance contracts, primarily the Ford-Werke plan, valued at $2.5 billion and $3.0 billion at year-end 2022 and 2023, respectively. In the fourth quarter of 2022, we transferred a non-U.S. pension obligation and related plan assets to an insurance company. There were no gains or losses recognized upon settlement.

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

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased (“right-of-use”) assets in finance lease arrangements are reported in Net property on our consolidated balance sheets. Otherwise, the leases are classified as operating leases and reported in Other assets in the non-current assets section of our consolidated balance sheets. We have also entered into manufacturing contracts where Ford’s portion of the output is expected to be significant. As a result, there are embedded leases, and related liabilities, that are reported as part of our financial statements, typically upon commencement of production.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. LEASE COMMITMENTS (Continued)

Lease right-of-use assets and liabilities at December 31 were as follows (in millions):

	2022	2023
Operating leases
Other assets, non-current	$1,447	$1,833

Other liabilities and deferred revenue, current	$404	$481
Other liabilities and deferred revenue, non-current	1,101	1,395
Total operating lease liabilities	$1,505	$1,876

Finance leases
Property and equipment, gross	$791	$897
Accumulated depreciation	(109)	(114)
Property and equipment, net	$682	$783

Company excluding Ford Credit debt payable within one year	$86	$32
Company excluding Ford Credit long-term debt	488	606
Total finance lease liabilities	$574	$638

The amounts contractually due on our lease liabilities as of December 31, 2023 were as follows (in millions):

	Operating Leases (a)	Finance Leases
2024	$558	$67
2025	457	102
2026	346	81
2027	264	76
2028	176	68
Thereafter	335	498
Total	2,136	892
Less: Present value discount	260	254
Total lease liabilities	$1,876	$638
__________
(a)    Excludes approximately $449 million in future lease payments for various leases commencing in future periods.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. LEASE COMMITMENTS (Continued)

Supplemental cash flow information related to leases for the years ended December 31 was as follows (in millions):

	2021	2022	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$424	$459	$581
Operating cash flows from finance leases	14	22	32
Financing cash flows from finance leases	52	83	91
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$441	$528	$889
Finance leases	192	95	165

The components of lease expense for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Operating lease expense	$444	$463	$580
Variable lease expense	49	62	109
Sublease income	(16)	(15)	(18)
Finance lease expense
Amortization of right-of-use assets	34	60	64
Interest on lease liabilities	14	22	32
Total lease expense	$525	$592	$767

The weighted-average remaining lease term and weighted-average discount rate at December 31 were as follows:

	2021	2022	2023
Weighted-average remaining lease term (in years)
Operating leases	6.0	5.5	5.4
Finance leases	12.1	12.2	11.9
Weighted-average discount rate
Operating leases	3.3%	3.7%	4.7%
Finance leases	3.3	3.9	5.3

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

The carrying value of Company debt excluding Ford Credit and Ford Credit debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual				Average Effective (a)
Company excluding Ford Credit	2022	2023	2022		2023		2022		2023
Debt payable within one year
Short-term	$359	$362	2.8%		3.2%		2.8%		3.2%
Long-term payable within one year
Other debt (including finance leases)	372	117
Unamortized (discount)/premium	(1)	(2)
Total debt payable within one year	730	477
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes	2,300	2,300
U.K. Export Finance Program	1,654	1,749
Other debt (including finance leases)	682	811
Unamortized (discount)/premium	(180)	(155)
Unamortized issuance costs	(191)	(173)
Total long-term debt payable after one year	19,200	19,467	4.9%	(b)	5.1%	(b)	5.1%	(b)	5.3%	(b)
Total Company excluding Ford Credit	$19,930	$19,944

Fair value of Company debt excluding Ford Credit (c)	$18,557	$19,775

Ford Credit
Debt payable within one year
Short-term	$19,624	$18,658	3.8%		5.3%		3.8%		5.3%
Long-term payable within one year
Unsecured debt	7,980	11,755
Asset-backed debt	21,839	18,851
Unamortized (discount)/premium	—	(1)
Unamortized issuance costs	(13)	(13)
Fair value adjustments (d)	4	(58)
Total debt payable within one year	49,434	49,192
Long-term debt payable after one year
Unsecured debt	39,620	45,435
Asset-backed debt	31,840	36,074
Unamortized (discount)/premium	23	10
Unamortized issuance costs	(184)	(224)
Fair value adjustments (d)	(1,694)	(1,200)
Total long-term debt payable after one year	69,605	80,095	3.6%	(b)	4.7%	(b)	3.6%	(b)	4.7%	(b)
Total Ford Credit	$119,039	$129,287

Fair value of Ford Credit debt (c)	$117,214	$130,533
__________
(a)Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.
(b)Includes interest on long-term debt payable within one year and after one year.
(c)At December 31, 2022 and 2023, the fair value of debt includes $359 million and $362 million of Company excluding Ford Credit short-term debt and $16.9 billion and $15.5 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(681) million at December 31, 2022 and 2023, respectively. The carrying value of hedged debt was $33.3 billion and $38.7 billion at December 31, 2022 and 2023, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

Cash paid for interest was $1.9 billion, $1.2 billion, and $1.3 billion in 2021, 2022, and 2023, respectively, on Company excluding Ford Credit debt. Cash paid for interest was $2.8 billion, $3.2 billion, and $5.8 billion in 2021, 2022, and 2023, respectively, on Ford Credit debt.

Maturities

Debt maturities at December 31, 2023 were as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Adjustments	Total Debt Maturities
Company excluding Ford Credit
Public unsecured debt securities	$—	$176	$3,972	$—	$550	$12,537	$(238)	$16,997
Short-term and other debt	479	896	78	1,015	54	517	(92)	2,947
Total	$479	$1,072	$4,050	$1,015	$604	$13,054	$(330)	$19,944

Ford Credit
Unsecured debt	$27,255	$13,335	$10,505	$7,457	$5,035	$9,103	$(1,430)	$71,260
Asset-backed debt	22,009	21,562	8,248	2,440	3,824	—	(56)	58,027
Total	$49,264	$34,897	$18,753	$9,897	$8,859	$9,103	$(1,486)	$129,287

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

Company excluding Ford Credit Segment

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2022	2023
7 1/8% Debentures due November 15, 2025	$176	$176
0.00% Notes due March 15, 2026	2,300	2,300
7 1/2% Debentures due August 1, 2026	172	172
4.346% Notes due December 8, 2026	1,500	1,500
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	446	446
6 3/8% Debentures due February 1, 2029 (a)	202	202
9.30% Notes due March 1, 2030	294	294
9.625% Notes due April 22, 2030	432	432
7.45% GLOBLS due July 16, 2031 (a)	1,070	1,070
8.900% Debentures due January 15, 2032	108	108
3.25% Notes due February 12, 2032	2,500	2,500
9.95% Debentures due February 15, 2032	4	4
6.10% Notes due August 19, 2032	1,750	1,750
4.75% Notes due January 15, 2043	2,000	2,000
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
5.291% Notes due December 8, 2046	1,300	1,300
9.980% Debentures due February 15, 2047	114	114
6.20% Notes due June 1, 2059	750	750
6.00% Notes due December 1, 2059	800	800
6.50% Notes due August 15, 2062	600	600
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities	$17,235	$17,235
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

Environmental, Social, Governance (“ESG”) Bonds

In August 2022, we issued approximately $1.8 billion aggregate principal amount of green bonds under our sustainable financing framework. The interest rate of this green bond was 6.1%. We allocated the net proceeds from this issuance to the design, development, and manufacturing of our electric vehicle portfolio.

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

Each $1,000 principal amount of the notes will be convertible into 65.5824 shares of our Common Stock, which is equivalent to a conversion price of approximately $15.25 per share, subject to adjustment upon the occurrence of specified events. The notes are convertible, at the option of the noteholders, on or after December 15, 2025. Prior to December 15, 2025, the notes are convertible only under the following circumstances:

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the notes to convert were not met in 2022 or 2023.

The notes were issued at par and fees associated with the issuance of these notes are amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. Amortization of issuance costs was $5 million, $7 million, and $7 million in 2021, 2022, and 2023, respectively. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of December 31, 2022 and December 31, 2023 was approximately $2.2 billion and $2.3 billion, respectively. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our full year 2022 or 2023 diluted EPS.

U.K. Export Finance Program

In 2020 and 2022, Ford Motor Company Limited (“Ford of Britain”), our operating subsidiary in the United Kingdom, entered into, and drew in full, £625 million and £750 million term loan credit facilities, respectively, with a syndicate of banks to support Ford of Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided £500 million and £600 million guarantees of the credit facilities, respectively, under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facilities to the lenders. As of December 31, 2023, the full £1,375 million under the two credit facilities remained outstanding. These five-year, non-amortizing loans mature on June 30, 2025 and June 30, 2027.

Company Excluding Ford Credit Facilities

Total Company committed credit lines, excluding Ford Credit, at December 31, 2023 were $19.4 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.8 billion of our 364-day revolving credit facility, and $2.2 billion of local credit facilities. At December 31, 2023, the utilized portion of the corporate credit facility was $18 million, representing amounts utilized for letters of credit. In addition, $1.8 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of December 31, 2023.

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

On August 17, 2023, we entered into a new 364-day revolving credit facility, with $4 billion of commitments maturing on August 15, 2024. At the time we entered into this credit facility, it provided additional working capital flexibility to manage through uncertainties in the present environment, including a potential labor disruption. With the ratification of the new UAW contract, this credit facility was terminated as of November 24, 2023.

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

Each of the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility include a covenant that requires us to provide guarantees from certain of our subsidiaries in the event that our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P. On October 30, 2023, following the upgrade by S&P of our senior, unsecured, long-term debt credit rating to BBB-, the unsecured guarantees provided by the following subsidiaries to the lenders under the credit facilities were released: Ford Component Sales, LLC; Ford European Holdings Inc.; Ford Global Technologies, LLC; Ford Holdings LLC (the parent company of Ford Credit); Ford International Capital LLC; Ford Mexico Holdings LLC; Ford Motor Service Company; Ford Next LLC; Ford Trading Company, LLC; and Ford Van Dyke Investment Fund, Inc.

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

Asset-Backed Debt

At December 31, 2023, the carrying value of our asset-backed debt was $58.0 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 24 for additional information.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balance of cash related to these contributions was $0 at both December 31, 2022 and 2023 and ranged from $0 to $2,850 million during 2022 and from $0 to $41 million during 2023.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19.  DEBT AND COMMITMENTS (Continued)

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $41 million, $466 million, and $39 million for the years ended December 31, 2021, 2022, and 2023, respectively. See Note 20 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $0.9 billion, $1.3 billion, and $2.5 billion in 2021, 2022, and 2023, respectively.

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated financial statements at December 31 were as follows (in billions):

	2022	2023
Assets
Cash and cash equivalents	$2.8	$2.7
Finance receivables, net	61.6	66.8
Net investment in operating leases	12.5	11.2

Liabilities
Debt (a)	$56.4	$58.0
__________
(a)Debt is net of unamortized discount and issuance costs.

Committed Credit Facilities

At December 31, 2023, Ford Credit’s committed capacity totaled $45.3 billion, compared with $39.7 billion at December 31, 2022.  Ford Credit’s committed capacity is primarily comprised of committed asset-backed security facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Cash flow hedges
Reclassified from AOCI to Cost of Sales
Foreign currency exchange contracts (a)	$(412)	$(213)	$145
Commodity contracts (b)	132	133	(62)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	393	(45)	(507)
Fair value changes on hedging instruments	(1,001)	(1,875)	196
Fair value changes on hedged debt	957	1,893	(260)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(8)	(27)	(79)
Fair value changes on hedging instruments	(93)	(111)	96
Fair value changes on hedged debt	82	113	(96)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	375	(3)	(38)
Cross-currency interest rate swap contracts	(507)	(780)	127
Interest rate contracts	(3)	390	37
Commodity contracts	170	(51)	(49)
Total	$85	$(576)	$(490)
__________
(a)For 2021, 2022, and 2023, a $453 million loss, a $448 million gain, and a $482 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For 2021, 2022, and 2023, a $284 million gain, a $102 million loss, and a $37 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For 2021, 2022, and 2023, a $230 million gain, a $53 million loss, and a $3 million loss, respectively, were reported in Cost of sales and a $145 million gain, a $50 million gain, and a $35 million loss were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2022			2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$11,536	$376	$52	$19,530	$69	$385
Commodity contracts	990	16	56	983	23	36
Fair value hedges
Interest rate contracts	16,883	—	1,653	12,119	106	633
Cross-currency interest rate swap contracts	885	—	161	2,078	69	104
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,851	162	285	22,802	201	261
Cross-currency interest rate swap contracts	6,635	15	653	7,100	119	252
Interest rate contracts	63,210	931	483	73,134	465	1,036
Commodity contracts	841	26	35	1,051	35	31
Total derivative financial instruments, gross (a) (b)	$121,831	$1,526	$3,378	$138,797	$1,087	$2,738

Current portion		$1,101	$1,656		$493	$1,464
Non-current portion		425	1,722		594	1,274
Total derivative financial instruments, gross		$1,526	$3,378		$1,087	$2,738
__________
(a)At December 31, 2022 and 2023, we held collateral of $210 million and $40 million, respectively, and we posted collateral of $201 million and $185 million, respectively.
(b)At December 31, 2022 and 2023, the fair value of assets and liabilities available for counterparty netting was $451 million and $815 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions we have initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller. Sales of the Taubaté and Camaçari plants were completed in 2023
•India. Ceased vehicle manufacturing in Sanand in fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023. See Note 22
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs
•Germany. Production of the Focus will cease at our Saarlouis Body and Assembly Plant in 2025. Our plan is to repurpose the facility into a technology center, retaining 1,000 positions. We are engaged in discussions with our Social Partners related to the remaining affected positions at the plant

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers as announced during 2023.

The following table summarizes the activities for the years ended December 31, which are recorded in Other liabilities and deferred revenue (in millions):

	2022	2023
Beginning balance	$950	$588
Changes in accruals (a)	557	1,600
Payments	(883)	(1,030)
Foreign currency translation and other	(36)	(72)
Ending balance	$588	$1,086
__________
(a)    Excludes pension costs of $57 million and $268 million in 2022 and 2023, respectively.

In 2022, we recorded $32 million for accelerated depreciation, impairment of our India assets, and other non-cash items, partially offset by tax credits and other benefits. In addition, we recognized a $38 million pre-tax net gain on sale of assets in 2022. In 2023, we recorded $67 million for accelerated depreciation and other non-cash items and recognized a $62 million pre-tax net gain on sale of assets.

We recorded charges of $608 million and $1.9 billion in 2022 and 2023, respectively, related to the actions above. We estimate that we will incur about $1 billion in total charges in 2024 related to such actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21.  EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)

United Automobile, Aerospace, and Agricultural Implement Workers of America Voluntary Separation Packages

We offered voluntary separation packages in 2022 to certain of our UAW hourly workforce who were eligible for normal or early retirement and recorded associated costs of $19 million in Cost of sales.

Ford Credit

Accumulated foreign currency translation losses included in Accumulated other comprehensive income/(loss) at December 31, 2023 of $223 million are associated with Ford Credit’s investments in Brazil and Argentina that have ceased operations. We expect to reclassify these losses to income upon substantially complete liquidation of Ford Credit’s investments, which may occur over multiple reporting periods. In 2022, we reclassified losses of $155 million to Other income/(loss), net upon the liquidation of three investments in Brazil.

NOTE 22. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Auto Motive Power (“AMP”). On November 1, 2023, we acquired AMP, a California-based energy management startup focused on electric vehicle charging solutions. Assets acquired primarily include goodwill and technology, which are reported in Other assets. The acquisition did not have a material impact on our financial statements.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Foreign currency translation
Beginning balance	$(5,526)	$(5,487)	$(6,416)
Gains/(Losses) on foreign currency translation	200	(1,199)	967
Less: Tax/(Tax benefit) (a)	143	(2)	(10)
Net gains/(losses) on foreign currency translation	57	(1,197)	977
(Gains)/Losses reclassified from AOCI to net income (b)	(18)	268	(4)
Other comprehensive income/(loss), net of tax (c)	39	(929)	973
Ending balance	$(5,487)	$(6,416)	$(5,443)

Marketable securities
Beginning balance	$156	$(19)	$(442)
Gains/(Losses) on available for sale securities	(209)	(576)	326
Less: Tax/(Tax benefit)	(52)	(139)	80
Net gains/(losses) on available for sale securities	(157)	(437)	246
(Gains)/Losses reclassified from AOCI to net income	(23)	19	35
Less: Tax/(Tax benefit)	(5)	5	9
Net (gains)/losses reclassified from AOCI to net income (b)	(18)	14	26
Other comprehensive income/(loss), net of tax	(175)	(423)	272
Ending balance	$(19)	$(442)	$(170)

Derivative instruments
Beginning balance	$(266)	$(193)	$129
Gains/(Losses) on derivative instruments	(169)	346	(519)
Less: Tax/(Tax benefit)	(20)	83	(126)
Net gains/(losses) on derivative instruments	(149)	263	(393)
(Gains)/Losses reclassified from AOCI to net income	280	80	(83)
Less: Tax/(Tax benefit)	58	21	(16)
Net (gains)/losses reclassified from AOCI to net income (d)	222	59	(67)
Other comprehensive income/(loss), net of tax	73	322	(460)
Ending balance	$(193)	$129	$(331)

Pension and other postretirement benefits
Beginning balance	$(2,658)	$(2,640)	$(2,610)
Prior service (costs)/credits arising during the period (e)	—	—	(659)
Less: Tax/(Tax benefit)	—	—	(157)
Net prior service (costs)/credits arising during the period	—	—	(502)
Amortization and recognition of prior service costs/(credits) (f)	27	21	25
Less: Tax/(Tax benefit)	6	4	6
Net prior service costs/(credits) reclassified from AOCI to net income	21	17	19
Translation impact on non-U.S. plans	(3)	13	(5)
Other comprehensive income/(loss), net of tax	18	30	(488)
Ending balance	$(2,640)	$(2,610)	$(3,098)

Total AOCI ending balance at December 31	$(8,339)	$(9,339)	$(9,042)
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
(c)Excludes a gain of $4 million, a loss of $4 million, and a gain of $1 million related to noncontrolling interests in 2021, 2022, and 2023, respectively.
(d)Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net losses on cash flow hedges of $151 million. See Note 20 for additional information.
(e)Reflects benefit enhancements included in the collective bargaining agreements with the UAW and Unifor ratified in 2023.
(f)Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost/(income). See Note 17 for additional information.

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

VIEs of Which We are Not the Primary Beneficiary

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $1.0 billion and $3.7 billion at December 31, 2022 and 2023, respectively. Of these amounts, guarantees of $113 million and $125 million at December 31, 2022 and 2023, respectively, related to certain obligations of our VIEs also are included in Note 25.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of December 31, 2023, Ford has contributed to BOSK $3.3 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

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

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $518 million and $535 million at December 31, 2022 and 2023, respectively. The carrying value of recorded liabilities related to financial guarantees was $31 million and $59 million at December 31, 2022 and 2023, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments for non-financial guarantees were $273 million and $7 million at December 31, 2022 and 2023, respectively. The carrying value of recorded liabilities related to non-financial guarantees was $0 at both December 31, 2022 and 2023.

Included in the $7 million of maximum potential payments at December 31, 2023 are guarantees for the resale value of vehicles sold in certain arrangements to daily rental companies. The maximum potential payment of $1 million as of December 31, 2023 represents the total proceeds we guarantee the rental company will receive on resale. Reflecting our present estimate of proceeds the rental companies will receive on resale from third parties, we do not expect we will have to pay under the guarantee.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the years ended December 31 was as follows (in millions):

	2022	2023
Beginning balance	$8,451	$9,193
Payments made during the period	(4,166)	(4,779)
Changes in accrual related to warranties issued during the period	4,028	4,743
Changes in accrual related to pre-existing warranties	1,134	2,648
Foreign currency translation and other	(254)	(301)
Ending balance	$9,193	$11,504

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.3 billion in the aggregate.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 26.  SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (“CODM”) evaluates the operating results and performance of the Company.

On January 1, 2023, we implemented a new operating model and reporting structure. As a result of this change, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, and Ford Pro (combined, replacing the previous Automotive segment), Ford Next (previously the Mobility segment), and Ford Credit. Company adjusted earnings before interest and taxes (“EBIT”) includes the financial results of these five reportable segments and Corporate Other, and net income comprises the financial results of the five reportable segments and Corporate Other, as well as Interest on Debt, Special Items, and Taxes.

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

Ford Pro Segment

Ford Pro primarily includes the sale of Ford and Lincoln vehicles, service parts, accessories, and services for commercial, government, and rental customers. Included in this segment are sales of all core Ford Pro vehicles, such as Super Duty and the Transit range of vans in North America and Europe and all sales of Ranger in Europe. In the United States and Canada, Ford Pro also includes all vehicle sales to commercial, government, and rental customers. This segment focuses on selling ICE, hybrid, and electric vehicles, and providing digital and physical services to optimize and maintain fleets, including telematics and EV charging solutions. This segment reflects external sales of vehicles produced by Ford Blue and Ford Model e and the costs (including intersegment markup) associated with acquiring vehicles for sale and providing services. Ford Pro operates in North America and Europe.

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

Income Statement Elements	Examples	Segment Reporting
Costs specific to a particular vehicle	Bill of material cost and initial warranty accrual	Reported in the segment externally selling the vehicle
Costs identifiable by product line	Manufacturing and logistics costs, depreciation & amortization expense, direct research & development costs	Typically identifiable to the product line or production location. Reported in the segment externally selling the vehicle, based on relative volume
Shared costs	Selling, general & administrative expense, and indirect/cross product line research & development costs	Typically shared across all segments, generally based on relative volume. Certain costs clearly linked to a segment are reported in the specific segment
Intersegment markup for intersegment vehicle transactions	Contract manufacturing and distribution fees	Reported in the segment externally selling the vehicle, for each applicable vehicle transaction

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 26.  SEGMENT INFORMATION (Continued)

Key financial information for the years ended or at December 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
2021
External Revenues	$80,377	$3,098	$42,649	$118	$10,073	$26	$—	$—		$—		$136,341
Intersegment Revenues (a)	30,089	88	—	—	—	—	—	—		(30,177)		—
Total Revenues	$110,466	$3,186	$42,649	$118	$10,073	$26	$—	$—		$(30,177)		$136,341

Income/(Loss) before income taxes	$3,293	$(892)	$2,665	$(1,030)	$4,717	$1,247	$(1,803)	$9,583	(b)	$—		$17,780
Depreciation and tooling amortization	3,445	142	1,423	8	1,666	67	—	567		—		7,318
Interest expense	—	—	—	—	2,790	—	1,803	—		—		4,593
Investment-related interest income	91	—	21	—	38	104	—	—		—		254
Equity in net income/(loss) of affiliated companies	302	(10)	275	(258)	31	2	—	(15)		—		327
Cash outflow for capital spending (c)	5,214	516	59	46	44	348	—	—		—		6,227
Total assets	55,456	2,563	1,809	3,325	134,428	60,871	—	—		(1,417)	(d)	257,035

2022
External Revenues	$94,762	$5,253	$48,939	$99	$8,978	$26	$—	$—		$—		$158,057
Intersegment Revenues (a)	36,020	121	—	—	—	—	—	—		(36,141)		—
Total Revenues	$130,782	$5,374	$48,939	$99	$8,978	$26	$—	$—		$(36,141)		$158,057

Income/(Loss) before income taxes	$6,847	$(2,133)	$3,222	$(926)	$2,657	$748	$(1,259)	$(12,172)	(e)	$—		$(3,016)
Depreciation and tooling amortization	3,365	249	1,522	5	2,281	95	—	157		—		7,674
Interest expense	—	—	—	—	3,334	—	1,259	—		—		4,593
Investment-related interest income	59	—	16	—	178	386	—	—		—		639
Equity in net income/(loss) of affiliated companies	270	(15)	412	(315)	27	1	—	(3,263)	(f)	—		(2,883)
Cash outflow for capital spending (c)	4,702	1,336	26	23	58	424	—	297		—		6,866
Total assets	56,023	5,285	2,177	392	137,954	55,580	—	—		(1,527)	(d)	255,884

2023
External Revenues	$101,934	$5,897	$58,058	$3	$10,290	$9	$—	$—		$—		$176,191
Intersegment Revenues (a)	38,693	629	—	—	—	—	—	—		(39,322)		—
Total Revenues	$140,627	$6,526	$58,058	$3	$10,290	$9	$—	$—		$(39,322)		$176,191

Income/(Loss) before income taxes	$7,462	$(4,701)	$7,222	$(138)	$1,331	$(760)	$(1,302)	$(5,147)	(g)	$—		$3,967
Depreciation and tooling amortization	3,378	505	1,291	12	2,354	103	—	47		—		7,690
Interest expense	—	—	—	—	6,311	—	1,302	—		—		7,613
Investment-related interest income	110	1	32	—	522	902	—	—		—		1,567
Equity in net income/(loss) of affiliated companies	337	(37)	589	(29)	32	1	—	(479)	(h)	—		414
Cash outflow for capital spending (c)	4,963	2,861	7	6	80	315	—	4		—		8,236
Total assets	58,990	13,648	2,942	207	148,521	52,521	—	—		(3,519)	(d)	273,310
__________
(a)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(b)Primarily reflects gains/(losses) on our Rivian investment and mark-to-market adjustments for our global pension and OPEB plans, partially offset by restructuring related actions and the loss on extinguishment of debt.
(c)Ford Blue includes $366 million, $305 million, and $909 million of spending attributable to electric vehicles at shared manufacturing plants in 2021, 2022, and 2023, respectively. Total electric vehicle spending, including Ford Blue and Ford Model e, was $882 million, $1,641 million, and $3,770 million in 2021, 2022, and 2023, respectively.
(d)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business.
(e)Primarily reflects gains/(losses) on our Rivian investment and the impairment of our Argo AI equity method investment.
(f)Primarily reflects the impairment of our Argo AI equity method investment.
(g)Primarily reflects mark-to-market adjustments for our global pension and OPEB plans, restructuring actions in Europe and China, and an accrual for the Transit Connect customs matter.
(h)Primarily reflects our share of charges from an equity method investment resulting from Ford's ongoing restructuring actions in China.

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

Total Company revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2021		2022		2023
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$87,012	$44,271	$105,481	$41,925	$116,995	$42,235
Canada	11,153	5,773	12,590	5,739	13,391	6,147
United Kingdom	7,607	1,383	8,220	1,264	8,968	1,868
Mexico	1,440	3,903	1,813	4,255	2,774	5,222
All Other	29,129	8,170	29,953	6,854	34,063	6,733
Total Company	$136,341	$63,500	$158,057	$60,037	$176,191	$62,205
__________
(a)    Includes Net property and Net investment in operating leases from our consolidated balance sheets.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2021
Allowances deducted from assets
Credit losses	$1,332	$(306)		$100	(a)	$926
Doubtful receivables	57	3		13	(b)	47
Inventories (primarily service part obsolescence)	688	36	(c)	—		724
Deferred tax assets	1,981	(670)	(d)	244		1,067
Deferred tax assets for U.S. branch operations (e)	2,878	390		—		3,268
Total allowances deducted from assets	$6,936	$(547)		$357		$6,032

For the Year Ended December 31, 2022
Allowances deducted from assets
Credit losses	$926	$50		$119	(a)	$857
Doubtful receivables	47	57		11	(b)	93
Inventories (primarily service part obsolescence)	724	(6)	(c)	—		718
Deferred tax assets	1,067	(242)	(d)	3		822
Deferred tax assets for U.S. branch operations (e)	3,268	(38)		—		3,230
Total allowances deducted from assets	$6,032	$(179)		$133		$5,720

For the Year Ended December 31, 2023
Allowances deducted from assets
Credit losses	$857	$385		$343	(a)	$899
Doubtful receivables	93	30		54	(b)	69
Inventories (primarily service part obsolescence)	718	(31)	(c)	—		687
Deferred tax assets	822	36	(d)	12		846
Deferred tax assets for U.S. branch operations (e)	3,230	111		—		3,341
Total allowances deducted from assets	$5,720	$531		$409		$5,842
_________
(a)    Finance receivables deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)    Accounts receivable deemed to be uncollectible as well as translation adjustments.
(c)    Net change in inventory allowances, including translation adjustments.
(d)    Change in valuation allowance on deferred tax assets including translation adjustments.
(e)    Deferred tax assets of U.S. branch operations no longer requiring a valuation allowance would result in an increase in deferred tax liabilities.