Form 10-Q
period 2024-03-31
FORD MOTOR CO
filed 2024-04-25
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

or

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

As of April 19, 2024, Ford had outstanding 3,921,485,081 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 67

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2023	2024
	First Quarter
	(unaudited)
Revenues
Company excluding Ford Credit	$39,085	$39,890
Ford Credit	2,389	2,887
Total revenues (Note 3)	41,474	42,777

Costs and expenses
Cost of sales	34,669	36,476
Selling, administrative, and other expenses	2,506	2,376
Ford Credit interest, operating, and other expenses	2,186	2,700
Total costs and expenses	39,361	41,552
Operating income/(loss)	2,113	1,225
Interest expense on Company debt excluding Ford Credit	308	278
Other income/(loss), net (Note 4)	224	498
Equity in net income/(loss) of affiliated companies	130	167
Income/(Loss) before income taxes	2,159	1,612
Provision for/(Benefit from) income taxes	496	278
Net income/(loss)	1,663	1,334
Less: Income/(Loss) attributable to noncontrolling interests	(94)	2
Net income/(loss) attributable to Ford Motor Company	$1,757	$1,332

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.44	$0.33
Diluted income/(loss)	0.44	0.33

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,990	3,979
Diluted shares	4,029	4,023

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2023	2024
	First Quarter
	(unaudited)
Net income/(loss)	$1,663	$1,334
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	493	(114)
Marketable securities	110	(8)
Derivative instruments	(55)	205
Pension and other postretirement benefits	3	27
Total other comprehensive income/(loss), net of tax	551	110
Comprehensive income/(loss)	2,214	1,444
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(94)	2
Comprehensive income/(loss) attributable to Ford Motor Company	$2,308	$1,442

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	March 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$24,862	$19,721
Marketable securities (Note 7)	15,309	14,742
Ford Credit finance receivables, net of allowance for credit losses of $256 and $254 (Note 8)	46,425	44,600
Trade and other receivables, less allowances of $64 and $59	15,601	18,698
Inventories (Note 9)	15,651	18,632
Other assets	3,633	4,202
Total current assets	121,481	120,595
Ford Credit finance receivables, net of allowance for credit losses of $626 and $626 (Note 8)	55,650	56,985
Net investment in operating leases	21,384	21,118
Net property	40,821	40,515
Equity in net assets of affiliated companies	5,548	6,336
Deferred income taxes	16,985	16,726
Other assets	11,441	12,066
Total assets	$273,310	$274,341

LIABILITIES
Payables	$25,992	$27,384
Other liabilities and deferred revenue (Note 10 and Note 18)	25,870	26,032
Debt payable within one year (Note 12)
Company excluding Ford Credit	477	727
Ford Credit	49,192	49,063
Total current liabilities	101,531	103,206
Other liabilities and deferred revenue (Note 10 and Note 18)	28,414	27,724
Long-term debt (Note 12)
Company excluding Ford Credit	19,467	19,430
Ford Credit	80,095	80,195
Deferred income taxes	1,005	889
Total liabilities	230,512	231,444

EQUITY
Common Stock, par value $0.01 per share (4,105 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,128	23,125
Retained earnings	31,029	31,019
Accumulated other comprehensive income/(loss) (Note 16)	(9,042)	(8,932)
Treasury stock	(2,384)	(2,384)
Total equity attributable to Ford Motor Company	42,773	42,870
Equity attributable to noncontrolling interests	25	27
Total equity	42,798	42,897
Total liabilities and equity	$273,310	$274,341

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2023	March 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,909
Ford Credit finance receivables, net	56,131	56,523
Net investment in operating leases	11,179	11,190
Other assets	90	75
LIABILITIES
Other liabilities and deferred revenue	$45	$18
Debt	48,177	45,716

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2023	2024
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,663	$1,334
Depreciation and tooling amortization	1,897	1,881
Other amortization	(272)	(376)
Provision for credit and insurance losses	83	126
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	303	166
Equity method investment dividends received in excess of (earnings)/losses and impairments	(7)	(154)
Foreign currency adjustments	(94)	(12)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	51	29
Stock compensation	100	126
Provision for/(Benefit from) deferred income taxes	17	(28)
Decrease/(Increase) in finance receivables (wholesale and other)	(656)	(1,121)
Decrease/(Increase) in accounts receivable and other assets	(732)	(806)
Decrease/(Increase) in inventory	(1,967)	(3,154)
Increase/(Decrease) in accounts payable and accrued and other liabilities	2,323	3,333
Other	91	41
Net cash provided by/(used in) operating activities	2,800	1,385

Cash flows from investing activities
Capital spending	(1,780)	(2,094)
Acquisitions of finance receivables and operating leases	(12,543)	(14,829)
Collections of finance receivables and operating leases	11,170	11,238
Purchases of marketable securities and other investments	(2,545)	(2,985)
Sales and maturities of marketable securities and other investments	4,413	3,579
Settlements of derivatives	(41)	(184)
Capital contributions to equity method investments	(699)	(639)
Other	48	34
Net cash provided by/(used in) investing activities	(1,977)	(5,880)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(3,193)	(1,326)
Purchases of common stock	—	—
Net changes in short-term debt	(2,211)	(1,201)
Proceeds from issuance of long-term debt	13,912	16,488
Payments of long-term debt	(12,242)	(14,225)
Other	(140)	(194)
Net cash provided by/(used in) financing activities	(3,874)	(458)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70	(171)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(2,981)	$(5,124)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,340	$25,110
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,981)	(5,124)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$22,359	$19,986

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197

Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897
__________
(a)Includes impact of share-based compensation.
(b)Dividends and dividend equivalents declared for Common and Class B Stock. In the first quarter of 2023 and 2024, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.65 per share and $0.18 per share, respectively.

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

We adopted the following Accounting Standards Updates (“ASUs”) during 2024, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2023-01	Leases: Common Control Arrangements	January 1, 2024
2023-02	Investments – Equity Method and Joint Ventures - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (”CODM”) for each reportable segment. In addition to significant segment expenses that are separately disclosed, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis. This new standard is effective for our 2024 annual financial statements and interim periods beginning in 2025. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024, with retrospective application permitted. There will be no impact to our consolidated balance sheets or income statements; however, there will be changes to our consolidated financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$37,927	$—	$37,927
Used vehicles	469	—	469
Services and other revenue (a)	645	17	662
Revenues from sales and services	39,041	17	39,058

Leasing income	44	1,049	1,093
Financing income	—	1,301	1,301
Insurance income	—	22	22
Total revenues	$39,085	$2,389	$41,474

	First Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$38,645	$—	$38,645
Used vehicles	510	—	510
Services and other revenue (a)	688	20	708
Revenues from sales and services	39,843	20	39,863

Leasing income	47	1,017	1,064
Financing income	—	1,819	1,819
Insurance income	—	31	31
Total revenues	$39,890	$2,887	$42,777
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectations of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a decrease related to revenue recognized in prior periods of $178 million and $707 million in the first quarter of 2023 and 2024, respectively.

We had a balance of $4.8 billion and $4.9 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2023 and March 31, 2024, respectively. We expect to recognize approximately $1.2 billion of the unearned amount in the remainder of 2024, $1.3 billion in 2025, and $2.4 billion thereafter. We recognized $380 million and $431 million of unearned amounts from prior years as revenue during the first quarter of 2023 and 2024, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $317 million and $321 million in deferred costs as of December 31, 2023 and March 31, 2024, respectively. We recognized $26 million of amortization during both the first quarter of 2023 and 2024.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023	2024
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$(165)	$(24)
Investment-related interest income	348	410
Interest income/(expense) on income taxes	(4)	(14)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(51)	(29)
Gains/(Losses) on changes in investments in affiliates	4	7
Royalty income	103	124
Other	(11)	24
Total	$224	$498

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2023	2024
Net income/(loss) attributable to Ford Motor Company	$1,757	$1,332

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,990	3,979
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	39	44
Diluted shares	4,029	4,023

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,320	$912	$3,232
U.S. government agencies	2	2,075	625	2,700
Non-U.S. government and agencies	2	699	276	975
Corporate debt	2	1,617	101	1,718
Total marketable securities classified as cash equivalents		6,711	1,914	8,625
Cash, time deposits, and money market funds		7,493	8,744	16,237
Total cash and cash equivalents		$14,204	$10,658	$24,862

Marketable securities
U.S. government	1	$4,467	$207	$4,674
U.S. government agencies	2	1,774	49	1,823
Non-U.S. government and agencies	2	2,096	109	2,205
Corporate debt	2	5,807	268	6,075
Equities	1	23	—	23
Other marketable securities	2	353	156	509
Total marketable securities		$14,520	$789	$15,309

Restricted cash		$111	$137	$248

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—
		March 31, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$997	$86	$1,083
U.S. government agencies	2	2,019	—	2,019
Non-U.S. government and agencies	2	699	277	976
Corporate debt	2	—	—	—
Total marketable securities classified as cash equivalents		3,715	363	4,078
Cash, time deposits, and money market funds		7,158	8,485	15,643
Total cash and cash equivalents		$10,873	$8,848	$19,721

Marketable securities
U.S. government	1	$4,085	$219	$4,304
U.S. government agencies	2	1,850	—	1,850
Non-U.S. government and agencies	2	2,342	83	2,425
Corporate debt	2	5,288	261	5,549
Equities	1	25	—	25
Other marketable securities	2	438	151	589
Total marketable securities		$14,028	$714	$14,742

Restricted cash		$112	$102	$214

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$51	$—	$51

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,458	$6	$(66)	$4,398	$2,172	$2,216	$10
U.S. government agencies	2,053	4	(62)	1,995	490	1,487	18
Non-U.S. government and agencies	1,948	1	(75)	1,874	587	1,275	12
Corporate debt	7,433	27	(67)	7,393	2,830	4,558	5
Other marketable securities	322	2	(4)	320	—	247	73
Total	$16,214	$40	$(274)	$15,980	$6,079	$9,783	$118

	March 31, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,076	$—	$(64)	$4,012	$1,931	$2,071	$10
U.S. government agencies	1,973	—	(63)	1,910	425	1,467	18
Non-U.S. government and agencies	1,982	—	(71)	1,911	626	1,273	12
Corporate debt	5,304	15	(59)	5,260	698	4,554	8
Other marketable securities	408	2	(3)	407	—	297	110
Total	$13,743	$17	$(260)	$13,500	$3,680	$9,662	$158

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023	2024
Company excluding Ford Credit
Sales proceeds	$1,163	$3,719
Gross realized gains	1	2
Gross realized losses	12	8

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$619	$(2)	$2,735	$(64)	$3,354	$(66)
U.S. government agencies	283	(1)	1,068	(61)	1,351	(62)
Non-U.S. government and agencies	67	—	1,654	(75)	1,721	(75)
Corporate debt	2,608	(2)	2,192	(65)	4,800	(67)
Other marketable securities	26	—	122	(4)	148	(4)
Total	$3,603	$(5)	$7,771	$(269)	$11,374	$(274)

	March 31, 2024
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$1,683	$(13)	$2,259	$(51)	$3,942	$(64)
U.S. government agencies	829	(4)	1,002	(59)	1,831	(63)
Non-U.S. government and agencies	343	(3)	1,527	(68)	1,870	(71)
Corporate debt	1,653	(7)	1,780	(52)	3,433	(59)
Other marketable securities	85	—	115	(3)	200	(3)
Total	$4,593	$(27)	$6,683	$(233)	$11,276	$(260)

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2024, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	March 31, 2024
Cash and cash equivalents	$24,862	$19,721
Restricted cash (a)	248	214
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	—	51
Total cash, cash equivalents, and restricted cash	$25,110	$19,986
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2023	March 31, 2024
Consumer
Retail installment contracts, gross	$73,825	$75,787
Finance leases, gross	7,793	7,999
Retail financing, gross	81,618	83,786
Unearned interest supplements	(3,344)	(3,868)
Consumer finance receivables	78,274	79,918
Non-Consumer
Dealer financing	24,683	22,547
Non-Consumer finance receivables	24,683	22,547
Total recorded investment	$102,957	$102,465

Recorded investment in finance receivables	$102,957	$102,465
Allowance for credit losses	(882)	(880)
Total finance receivables, net	$102,075	$101,585

Current portion	$46,425	$44,600
Non-current portion	55,650	56,985
Total finance receivables, net	$102,075	$101,585

Net finance receivables subject to fair value (a)	$94,728	$94,062
Fair value (b)	93,189	92,715
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2023 and 2024 was $83 million and $117 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2023 and March 31, 2024, accrued interest was $294 million and $287 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2023 and March 31, 2024, were consumer receivables of $46.0 billion and $45.0 billion, respectively, and non-consumer receivables of $21.3 billion and $22.0 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61 - 120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,359	7,385	11,301	20,247	35,163	77,346	98.8
Total	$947	$2,423	$7,552	$11,473	$20,502	$35,377	$78,274	100.0%

Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at March 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31 - 60 days past due	$63	$98	$103	$164	$172	$12	$612	0.8%
61 - 120 days past due	13	21	27	46	54	2	163	0.2
Greater than 120 days past due	10	8	9	14	8	—	49	—
Total past due	86	127	139	224	234	14	824	1.0
Current	2,392	6,115	9,670	18,171	32,575	10,171	79,094	99.0
Total	$2,478	$6,242	$9,809	$18,395	$32,809	$10,185	$79,918	100.0%

Gross charge-offs	$15	$17	$22	$39	$36	$—	$129

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$383	$30	$58	$156	$61	$331	$1,019	$20,419	$21,438	86.9%
Group II	16	—	1	3	2	44	66	2,834	2,900	11.7
Group III	—	—	—	—	1	8	9	292	301	1.2
Group IV	—	1	—	—	—	2	3	41	44	0.2
Total (a)	$399	$31	$59	$159	$64	$385	$1,097	$23,586	$24,683	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

The credit quality analysis of dealer financing receivables at March 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total		Total	Percent
Group I	$299	$60	$111	$61	$268	$133	$932	$18,425	$19,357	85.9%
Group II	16	—	4	2	4	26	52	2,859	2,911	12.9
Group III	—	—	—	—	—	7	7	240	247	1.1
Group IV	1	—	—	—	1	—	2	30	32	0.1
Total (a)	$316	$60	$115	$63	$273	$166	$993	$21,554	$22,547	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at March 31, 2024 were $19 million.

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

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2024, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2023
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845
Charge-offs	(96)	—	(96)
Recoveries	38	1	39
Provision for credit losses	78	(1)	77
Other (a)	5	—	5
Ending balance	$863	$7	$870

	First Quarter 2024
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882
Charge-offs	(129)	—	(129)
Recoveries	39	3	42
Provision for credit losses	91	(3)	88
Other (a)	(3)	—	(3)
Ending balance	$877	$3	$880
__________
(a)    Primarily represents amounts related to translation adjustments.

During the first quarter of 2024, the allowance for credit losses decreased $2 million, driven by the impact of improvement in the U.S. macroeconomic outlook assumptions, offset partially by an increase in Ford Credit finance receivables. Net charge-offs increased from a year ago, reflecting continuing normalization from lower levels following the COVID-19 pandemic. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty, which is expected to have an unfavorable impact on future consumer credit losses. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2023	March 31, 2024
Raw materials, work-in-process, and supplies	$6,196	$6,234
Finished products	9,455	12,398
Total inventories	$15,651	$18,632

Our finished product inventory at March 31, 2024 was higher than at December 31, 2023 primarily reflecting new vehicle launches and units awaiting final quality review.

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2023	March 31, 2024
Current
Dealer and dealers’ customer allowances and claims	$12,910	$12,603
Deferred revenue	2,515	2,868
Employee benefit plans	2,282	2,245
Accrued interest	1,224	1,285
Operating lease liabilities	481	498
OPEB (a)	331	330
Pension (a)	205	204
Other (b)	5,922	5,999
Total current other liabilities and deferred revenue	$25,870	$26,032
Non-current
Dealer and dealers’ customer allowances and claims	$7,506	$7,489
Pension (a)	6,383	5,728
OPEB (a)	4,365	4,281
Deferred revenue	5,051	4,898
Operating lease liabilities	1,395	1,510
Employee benefit plans	837	1,021
Other (b)	2,877	2,797
Total non-current other liabilities and deferred revenue	$28,414	$27,724
__________
(a)Balances at March 31, 2024 reflect pension and OPEB liabilities at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023. Included in Other assets are pension assets of $4.3 billion at both December 31, 2023 and March 31, 2024.
(b)Includes current derivative liabilities of $1.0 billion and $1.2 billion at December 31, 2023 and March 31, 2024, respectively. Includes non-current derivative liabilities of $1.3 billion and $1.0 billion at December 31, 2023 and March 31, 2024, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$72	$61	$5	$73	$63	$6
Interest cost	408	237	58	400	235	57
Expected return on assets	(486)	(219)	—	(455)	(255)	—
Amortization of prior service costs/(credits)	—	5	1	23	6	2
Net remeasurement (gain)/loss	113	—	—	—	(11)	—
Separation programs/other	2	4	—	8	14	—
Settlements and curtailments	42	—	—	—	—	—
Net periodic benefit cost/(income)	$151	$88	$64	$49	$52	$65

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2024, we continue to expect to contribute about $1 billion of cash to our global funded pension plans. We also expect to make about $420 million of benefit payments to participants in unfunded plans. In the first quarter of 2024, we contributed $550 million to our global funded pension plans and made $105 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2023	March 31, 2024
Company excluding Ford Credit
Debt payable within one year
Short-term	$362	$579
Long-term payable within one year
Other debt (including finance leases)	117	150
Unamortized (discount)/premium	(2)	(2)
Total debt payable within one year	477	727
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,749	1,735
Other debt (including finance leases)	811	775
Unamortized (discount)/premium	(155)	(147)
Unamortized issuance costs	(173)	(168)
Total long-term debt payable after one year	19,467	19,430
Total Company excluding Ford Credit	$19,944	$20,157
Fair value of Company debt excluding Ford Credit (b)	$19,775	$20,125
Ford Credit
Debt payable within one year
Short-term	$18,658	$17,141
Long-term payable within one year
Unsecured debt	11,755	10,917
Asset-backed debt	18,851	21,120
Unamortized (discount)/premium	(1)	(1)
Unamortized issuance costs	(13)	(18)
Fair value adjustments (c)	(58)	(96)
Total debt payable within one year	49,192	49,063
Long-term debt payable after one year
Unsecured debt	45,435	49,842
Asset-backed debt	36,074	31,910
Unamortized (discount)/premium	10	1
Unamortized issuance costs	(224)	(236)
Fair value adjustments (c)	(1,200)	(1,322)
Total long-term debt payable after one year	80,095	80,195
Total Ford Credit	$129,287	$129,258
Fair value of Ford Credit debt (b)	$130,533	$130,954
__________
(a)As of March 31, 2024, each $1,000 principal amount of the notes will be convertible into 67.352 shares of our Common Stock, which is equivalent to a conversion price of approximately $14.85 per share. We recognized issuance cost amortization of $2 million during both the first quarter of 2023 and 2024.
(b)At December 31, 2023 and March 31, 2024, the fair value of debt includes $362 million and $579 million of Company excluding Ford Credit short-term debt, respectively, and $15.5 billion and $15.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(607) million at December 31, 2023 and March 31, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $40.3 billion at December 31, 2023 and March 31, 2024, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2023	2024
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$26	$14
Commodity contracts (b)	(9)	(26)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(140)	(96)
Fair value changes on hedging instruments	250	(243)
Fair value changes on hedged debt	(279)	220
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(14)	(29)
Fair value changes on hedging instruments	22	(64)
Fair value changes on hedged debt	(19)	62
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(3)	69
Cross-currency interest rate swap contracts	85	(166)
Interest rate contracts	(12)	48
Commodity contracts	(11)	(20)
Total	$(104)	$(231)
__________
(a)For the first quarter of 2023 and 2024, a $63 million loss and a $288 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2023 and 2024, an $8 million gain and a $32 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2023 and 2024, a $19 million gain and a $23 million loss, respectively, were reported in Cost of sales, and a $22 million loss and a $92 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			March 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,530	$69	$385	$18,444	$115	$165
Commodity contracts	983	23	36	975	15	35
Fair value hedges
Interest rate contracts	12,119	106	633	16,307	84	769
Cross-currency interest rate swap contracts	2,078	69	104	3,155	41	115
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	22,802	201	261	22,681	138	122
Cross-currency interest rate swap contracts	7,100	119	252	6,529	99	291
Interest rate contracts	73,134	465	1,036	73,109	489	928
Commodity contracts	1,051	35	31	1,022	21	29
Total derivative financial instruments, gross (a) (b)	$138,797	$1,087	$2,738	$142,222	$1,002	$2,454

Current portion		$493	$1,464		$569	$1,442
Non-current portion		594	1,274		433	1,012
Total derivative financial instruments, gross		$1,087	$2,738		$1,002	$2,454
__________
(a)At December 31, 2023 and March 31, 2024, we held collateral of $40 million and $33 million, respectively, and we posted collateral of $185 million and $108 million, respectively.
(b)At December 31, 2023 and March 31, 2024, the fair value of assets and liabilities available for counterparty netting was $815 million and $681 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions that have been initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller. Sales of the Taubaté and Camaçari plants were completed in 2023
•India. Ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023 (see Note 15)
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs
•Germany. Production of the Focus will cease at our Saarlouis Body and Assembly Plant in 2025. Our plan is to repurpose the facility into a technology center, retaining 1,000 positions.

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including voluntary separation packages offered to our hourly workforce in the first quarter of 2024 as agreed to in our collective bargaining agreements in North America, and the separation of salaried workers, primarily in Europe, as announced in the first quarter of 2023.

The following table summarizes the activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2023	2024
Beginning balance	$588	$1,086
Changes in accruals (a)	629	594
Payments	(83)	(188)
Foreign currency translation and other	(8)	(26)
Ending balance	$1,126	$1,466
__________
(a)Excludes pension costs of $4 million and $14 million in the first quarter of 2023 and 2024, respectively.

We recorded $48 million in the first quarter of 2023 for accelerated depreciation and other non-cash items.

We recorded costs of $681 million and $608 million in the first quarter of 2023 and 2024, respectively, related to the actions above. We estimate that we will incur about $1 billion in total charges in 2024 related to such actions, primarily attributable to employee separations and supplier settlements; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Sales and Service Korea Company (“FSSK”). In the first quarter of 2024, we entered into an agreement to sell 100% of our equity interest in FSSK. Accordingly, as of March 31, 2024, we reported $72 million of held-for-sale assets, including $51 million of cash, and $49 million of held-for-sale liabilities in Other assets and Other liabilities, respectively. We determined the assets held for sale were not impaired.

Auto Motive Power (“AMP”). On November 1, 2023, we acquired AMP, a California-based energy management startup focused on electric vehicle charging solutions. Assets acquired primarily include goodwill and technology, which are reported in Other assets. The acquisition did not have a material impact on our financial statements.

Sanand, India (“Sanand”) Plants. On January 10, 2023, we completed the sale of our Sanand vehicle assembly and powertrain plants to Tata Passenger Electric Mobility Limited, a subsidiary of Tata Motors Limited. Ford continues to operate the powertrain facility by leasing back the associated land and building. As a result of the sale transaction, we derecognized the fixed assets and recognized the powertrain facility operating lease right-of-use asset and related lease liability in the first quarter of 2023. The fair value of the cash consideration received approximated the carrying value of the fixed assets at the time of sale.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023	2024
Foreign currency translation
Beginning balance	$(6,416)	$(5,443)
Gains/(Losses) on foreign currency translation	485	(118)
Less: Tax/(Tax benefit) (a)	(10)	(4)
Net gains/(losses) on foreign currency translation	495	(114)
(Gains)/Losses reclassified from AOCI to net income (b)	(2)	—
Other comprehensive income/(loss), net of tax	493	(114)
Ending balance	$(5,923)	$(5,557)

Marketable securities
Beginning balance	$(442)	$(170)
Gains/(Losses) on available for sale securities	135	(15)
Less: Tax/(Tax benefit)	33	(2)
Net gains/(losses) on available for sale securities	102	(13)
(Gains)/Losses reclassified from AOCI to net income	11	6
Less: Tax/(Tax benefit)	3	1
Net (gains)/losses reclassified from AOCI to net income (b)	8	5
Other comprehensive income/(loss), net of tax	110	(8)
Ending balance	$(332)	$(178)

Derivative instruments
Beginning balance	$129	$(331)
Gains/(Losses) on derivative instruments	(55)	256
Less: Tax/(Tax benefit)	(14)	60
Net gains/(losses) on derivative instruments	(41)	196
(Gains)/Losses reclassified from AOCI to net income	(17)	12
Less: Tax/(Tax benefit)	(3)	3
Net (gains)/losses reclassified from AOCI to net income (c)	(14)	9
Other comprehensive income/(loss), net of tax	(55)	205
Ending balance	$74	$(126)

Pension and other postretirement benefits
Beginning balance	$(2,610)	$(3,098)
Amortization and recognition of prior service costs/(credits)	6	31
Less: Tax/(Tax benefit)	1	8
Net prior service costs/(credits) reclassified from AOCI to net income	5	23
Translation impact on non-U.S. plans	(2)	4
Other comprehensive income/(loss), net of tax	3	27
Ending balance	$(2,607)	$(3,071)

Total AOCI ending balance at March 31	$(8,788)	$(8,932)
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
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $6 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $3.7 billion and $4.6 billion at December 31, 2023 and March 31, 2024, respectively. Of these amounts, guarantees of $125 million at both December 31, 2023 and March 31, 2024 related to certain obligations of our VIEs also are included in Note 18.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of March 31, 2024, Ford has contributed to BOSK $3.9 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $535 million and $515 million at December 31, 2023 and March 31, 2024, respectively. The carrying value of recorded liabilities related to financial guarantees was $59 million and $43 million at December 31, 2023 and March 31, 2024, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2023 and March 31, 2024.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax matters, for which we estimate the aggregate risk to be a range of up to about $0.2 billion, a decrease of about $1.2 billion from December 31, 2023, primarily reflecting a customs matter settlement.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2023	2024
Beginning balance	$9,193	$11,504
Payments made during the period	(990)	(1,391)
Changes in accrual related to warranties issued during the period	972	1,091
Changes in accrual related to pre-existing warranties	226	397
Foreign currency translation and other	(117)	(61)
Ending balance	$9,284	$11,540

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. Our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.3 billion in the aggregate.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (“CODM”) evaluates the operating results and performance of the Company. Accordingly, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, Ford Pro, Ford Next, and Ford Credit.

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

Ford Next Segment

The Ford Next segment primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Quarter 2023
External revenues	$25,124	$707	$13,249	$1	$2,389	$4	$—	$—		$—		$41,474
Intersegment revenues (a)	9,177	9	—	—	—	—	—	—		(9,186)		—
Total revenues	$34,301	$716	$13,249	$1	$2,389	$4	$—	$—		$(9,186)		$41,474

Income/(Loss) before income taxes	$2,623	$(722)	$1,366	$(44)	$303	$(147)	$(308)	$(912)	(b)	$—		$2,159
Equity in net income/(loss) of affiliated companies	55	(3)	117	(12)	7	—	—	(34)		—		130
Total assets	57,990	7,242	2,668	371	138,225	52,427	—	—		(2,123)	(c)	256,800

First Quarter 2024
External revenues	$21,754	$115	$18,019	$1	$2,887	$1	$—	$—		$—		$42,777
Intersegment revenues (a)	11,741	21	—	—	—	—	—	—		(11,762)		—
Total revenues	$33,495	$136	$18,019	$1	$2,887	$1	$—	$—		$(11,762)		$42,777

Income/(loss) before income taxes	$905	$(1,320)	$3,008	$(9)	$326	$(147)	$(278)	$(873)	(d)	$—		$1,612
Equity in net income/(loss) of affiliated companies	62	(19)	117	(1)	8	—	—	—		—		167
Total assets	61,372	14,996	3,659	177	148,901	48,613	—	—		(3,377)	(c)	274,341
__________
(a)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(b)Primarily reflects restructuring actions in Europe and China and mark-to-market adjustments for our global pension and OPEB plans.
(c)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business.
(d)Primarily reflects restructuring actions in Europe, the extended duration of the EV program changeover at Oakville, and buyouts for hourly employees in North America.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Electric Vehicle Market

Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us, and may in the future lead us, to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. As a result, we have incurred, and may continue to incur, expenses related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. Further, significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions. These market dynamics may continue to occur, which could have a substantial impact on our business.

As a result, in the first quarter of 2024, we recorded about $0.4 billion of expenses and about $0.3 billion of adjustments related to revenue recognized in prior periods. In addition, slower-than-anticipated development of the electric vehicle market may impact our strategy to comply with regulatory standards, and, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance or we may need to modify our product offerings. See Item 1A. Risk Factors in our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the first quarter of 2024, the net income attributable to Ford Motor Company was $1,332 million, and Company adjusted EBIT was $2,763 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 19 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	First Quarter
	2023	2024
Restructuring (by Geography)
Europe	$(370)	$(321)
China	(309)	—
North America Hourly Buyouts	—	(260)
Other	12	—
Subtotal Restructuring	$(667)	$(581)
Other Items
Extended Oakville EV Program Changeover	$—	$(291)
Other (including gains/(losses) on investments)	(86)	2
Subtotal Other Items	$(86)	$(289)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(113)	$11
Pension settlements and curtailments	(46)	(14)
Subtotal Pension and OPEB Gain/(Loss)	$(159)	$(3)
Total EBIT Special Items	$(912)	$(873)

Provision for/(Benefit from) tax special items (a)	$(144)	$(220)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $873 million of pre-tax special item charges in the first quarter of 2024, driven primarily by restructuring actions in Europe, the extended duration of the EV program changeover at Oakville, and buyouts for hourly employees in North America.

In Note 19 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our first quarter 2024 key metrics for the Company, compared to a year ago.

	First Quarter
	2023	2024	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$2.8	$1.4	$(1.4)
Revenue ($M)	41,474	42,777	3%
Net Income/(Loss) ($M)	1,757	1,332	$(425)
Net Income/(Loss) Margin (%)	4.2%	3.1%	(1.1) ppts
EPS (Diluted)	$0.44	$0.33	$(0.11)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$0.7	$(0.5)	$(1.2)
Company Adj. EBIT ($M)	3,379	2,763	(616)
Company Adj. EBIT Margin (%)	8.1%	6.5%	(1.7) ppts
Adjusted EPS (Diluted)	$0.63	$0.49	$(0.14)
Adjusted ROIC (Trailing Four Quarters)	13.5%	12.7%	(0.8) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2024, our diluted earnings per share of Common and Class B Stock was $0.33, and our diluted adjusted earnings per share was $0.49.

Net income/(loss) margin was 3.1% in the first quarter of 2024, down 1.1 percentage points from a year ago. Company adjusted EBIT margin was 6.5% in the first quarter of 2024, down 1.7 percentage points from a year ago.

The table below shows our first quarter 2024 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	First Quarter
	2023	2024	H / (L)
Ford Blue	$2,623	$905	$(1,718)
Ford Model e	(722)	(1,320)	(598)
Ford Pro	1,366	3,008	1,642
Ford Next	(44)	(9)	35
Ford Credit	303	326	23
Corporate Other	(147)	(147)	—
Company Adjusted EBIT (a)	3,379	2,763	(616)
Interest on Debt	(308)	(278)	30
Special Items	(912)	(873)	39
Taxes / Noncontrolling Interests	(402)	(280)	122
Net Income/(Loss)	$1,757	$1,332	$(425)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $425 million in net income and $616 million in Company adjusted EBIT in the first quarter of 2024 was driven by lower Ford Blue and Model e EBIT, offset partially by higher Ford Pro EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide first quarter 2024 key metrics and the change in first quarter 2024 EBIT compared with first quarter 2023 by causal factor for each of our segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	First Quarter
Key Metrics	2023	2024	H / (L)
Wholesale Units (000) (a)	706	626	(80)
Revenue ($M)	$25,124	$21,754	$(3,370)
EBIT ($M)	2,623	905	(1,718)
EBIT Margin (%)	10.4%	4.2%	(6.3) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 97,000 units in Q1 2023 and 101,000 units in Q1 2024).

Change in EBIT by Causal Factor (in millions)
First Quarter 2023 EBIT	$2,623
Volume / Mix	(1,717)
Net Pricing	293
Cost	(171)
Exchange	(158)
Other	35
First Quarter 2024 EBIT	$905

In the first quarter of 2024, Ford Blue’s wholesales decreased 11% from a year ago, driven primarily by lower F-150 volume due to the new model launch in the quarter and ceasing production of the Fiesta in Europe. First quarter 2024 revenue decreased 13%, driven by lower wholesales and unfavorable mix, offset partially by higher currency-related pricing in South America.

Ford Blue’s first quarter 2024 EBIT was $905 million, a decrease of $1.7 billion from a year ago, with an EBIT margin of 4.2%. The lower EBIT was driven by lower wholesales and unfavorable mix (primarily fewer F-150s due to the new model launch). Higher costs reflected primarily material cost for new products and higher warranty costs, offset partially by lower structural costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	First Quarter
Key Metrics	2023	2024	H / (L)
Wholesale Units (000)	12	10	(3)
Revenue ($M)	$707	$115	$(592)
EBIT ($M)	(722)	(1,320)	(598)
EBIT Margin (%)	(102.1)%	(1,145.9)%	(1,043.8) ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2023 EBIT	$(722)
Volume / Mix	(12)
Net Pricing	(548)
Cost	34
Exchange	(63)
Other	(9)
First Quarter 2024 EBIT	$(1,320)

In the first quarter of 2024, Ford Model e’s wholesales decreased 20% from a year ago to 10,000 units. First quarter 2024 revenue decreased 84%, primarily driven by the accrual impacts for units in dealer stock at December 31, 2023 (about $0.3 billion) as well as lower net pricing.

Ford Model e’s first quarter 2024 EBIT loss was $1.3 billion, a $598 million higher loss than a year ago. The lower EBIT was primarily driven by lower net pricing and exchange. Favorable cost performance included lower battery raw materials and engineering expense, offset partially by volume-related obligations of about $90 million for batteries and certain other commodities and higher manufacturing costs ahead of the upcoming Explorer EV launch in Europe.

Ford Pro Segment

	First Quarter
Key Metrics	2023	2024	H / (L)
Wholesale Units (000) (a)	337	409	71
Revenue ($M)	$13,249	$18,019	$4,770
EBIT ($M)	1,366	3,008	1,642
EBIT Margin (%)	10.3%	16.7%	6.4 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 22,000 units in Q1 2023 and 18,000 units in Q1 2024).

Change in EBIT by Causal Factor (in millions)
First Quarter 2023 EBIT	1,366
Volume / Mix	1,795
Net Pricing	680
Cost	(1,054)
Exchange	159
Other	62
First Quarter 2024 EBIT	$3,008

In the first quarter of 2024, Ford Pro’s wholesales increased 21% from a year ago, driven by a full quarter of the all new Super Duty truck, which launched in the first quarter of 2023, and higher sales of the Transit range of vans. First quarter 2024 revenue increased 36%, driven by higher wholesales, favorable mix, and higher net pricing.

Ford Pro’s first quarter 2024 EBIT was $3.0 billion, an increase of $1.6 billion from a year ago, with an EBIT margin of 16.7%. The improvement in EBIT was driven by higher volume, favorable mix, and higher net pricing. Higher cost was a partial offset, including material costs (primarily new product-related and inflationary increases), higher growth-related structural costs (including engineering and manufacturing), and higher warranty costs.

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

The Ford Next segment primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments. Ford Next’s first quarter 2024 EBIT loss was $9 million, a $35 million improvement from a year ago.

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

The tables below provide first quarter 2024 key metrics and the change in first quarter 2024 EBT compared with first quarter 2023 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
Key Metrics	2023	2024	H / (L)
Total Net Receivables ($B)	$124	$136	$12
Loss-to-Receivables (bps) (a)	35	47	12
Auction Values (b)	$31,000	$28,050	(10)%
EBT ($M)	303	326	$23
ROE (%)	8%	7%	(1) ppts

Other Balance Sheet Metrics
Debt ($B)	$120	$129	$9
Net Liquidity ($B)	26	27	1
Financial Statement Leverage (to 1)	9.8	9.6	(0.2)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease first quarter auction values at Q1 2024 mix.

Change in EBT by Causal Factor (in millions)
First Quarter 2023 EBT	$303
Volume / Mix	34
Financing Margin	125
Credit Loss	(10)
Lease Residual	(126)
Exchange	8
Other	(8)
First Quarter 2024 EBT	$326

Ford Credit’s total net receivables of $136 billion were 10% higher than a year ago, reflecting the impact of increased consumer and non-consumer financing, offset partially by a smaller lease portfolio. The first quarter 2024 U.S. loss-to-receivables (“LTR”) ratio of 47 basis points increased from a year ago, but remained low by historical standards. U.S. auction values in the first quarter of 2024 were lower compared to a year ago.

Ford Credit’s first quarter 2024 EBT of $326 million was $23 million higher than a year ago, explained primarily by higher financing margin and favorable volume and mix, offset partially by unfavorable lease residual performance.

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
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2023 Form 10-K Report

•Lease Residual:
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2023 Form 10-K Report

•Exchange:
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

•Loss-to-Receivables (“LTR”) Ratio – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses

•Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•Term Asset-Backed Securities (“ABS”) (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•Total Net Receivables (as shown in the Key Metrics table) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2024, Corporate Other had a $147 million EBIT loss, unchanged from a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $278 million in the first quarter of 2024, $30 million lower than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter of 2024 was a provision of $278 million, resulting in an effective tax rate of 17.2%.

Our first quarter 2024 adjusted effective tax rate, which excludes special items, was 20.0%.

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

At March 31, 2024, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $34.7 billion.

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

Company excluding Ford Credit

	December 31, 2023	March 31, 2024
Balance Sheets ($B)
Company Cash	$28.8	$25.1
Liquidity	46.4	42.6
Debt	(19.9)	(20.2)
Cash Net of Debt	8.9	4.9

Pension Funded Status ($B) (a)
Funded Plans	$2.1	$2.6
Unfunded Plans	(4.4)	(4.3)
Total Global Pension	$(2.3)	$(1.7)

Total Funded Status OPEB	$(4.7)	$(4.6)
__________
(a)Balances at March 31, 2024 reflect net funded status at December 31, 2023, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At March 31, 2024, we had Company cash of $25.1 billion and liquidity of $42.6 billion. At March 31, 2024, about 86% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2023 Form 10-K Report)

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 18 of the Notes to the Financial Statements herein)

•Debt repayments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes the Financial Statements in our 2023 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2023 Form 10-K Report, the “Changes in Company Cash” section below, and Note 11 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes to the Financial Statements in our 2023 Form 10-K Report)

•Cash effects related to the restructuring of our business

•Strategic acquisitions and investments to grow our business, including electrification

Subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program (including share repurchases to offset the anti-dilutive effect of increased share-based compensation) may require the expenditure of a material amount of cash. We target shareholder distributions of 40% to 50% of adjusted free cash flow. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

Our finished product inventory at March 31, 2024 was higher than at December 31, 2023, primarily reflecting new vehicle launches and units awaiting final quality review.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. As of March 31, 2024, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $3.9 billion of purchase obligations and approximately $6.9 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which could result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In addition, as market conditions dictate, we may enter into additional offtake agreements with raw material suppliers or seek to renegotiate existing agreements. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in the second half of 2024. See Item 1A. Risk Factors in our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to our offtake agreements and other long-term purchase contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of March 31, 2024, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $213 million. The amount settled through the SCF program during the first quarter of 2024 was $383 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2023	2024
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$3.1	$2.4

Capital spending	$(1.8)	$(2.1)
Depreciation and tooling amortization	1.3	1.3
Net spending	$(0.5)	$(0.8)

Receivables	$0.4	$—
Inventory	(2.0)	(3.1)
Trade Payables	0.3	1.9
Changes in working capital	$(1.2)	$(1.2)

Ford Credit distributions	$—	$—
Interest on debt and cash taxes	(0.6)	(0.7)
All other and timing differences	(0.1)	(0.2)
Company adjusted free cash flow (a)	$0.7	$(0.5)

Restructuring	$—	$(0.2)
Changes in debt	(0.2)	0.2
Funded pension contributions	(0.1)	(0.5)
Shareholder distributions	(3.2)	(1.3)
All other	(0.7)	(1.4)
Change in cash	$(3.6)	$(3.8)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our first quarter 2024 Net cash provided by/(used in) operating activities was positive $1.4 billion, $1.4 billion lower than a year ago (see page 60 for additional information). The decrease reflects higher inventory and lower net income, offset partially by higher accounts payable as reflected on our Consolidated Statement of Cash Flows. Company adjusted free cash flow was negative $0.5 billion, $1.2 billion lower than a year ago. The decrease was primarily driven by lower Company adjusted EBIT excluding Ford Credit and higher capital spending.

Capital spending was $2.1 billion in the first quarter of 2024, an increase of $0.3 billion from a year ago. We now expect full year 2024 capital spending to be in the range of $8 billion to $9 billion.

First quarter 2024 working capital impact was $1.2 billion negative, driven by higher inventory, offset partially by higher trade payables, each compared to December 31, 2023. All other and timing differences were negative $0.2 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense).

In the first quarter of 2024, we contributed $550 million to our global funded pension plans. We continue to expect to contribute about $1 billion to our global funded pension plans in 2024.

Shareholder distributions were $1.3 billion in the first quarter of 2024, all of which was attributable to our regular and supplemental dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2024 were $19.4 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $1.8 billion of our 364-day revolving credit facility, and $2.2 billion of local credit facilities. At March 31, 2024, the utilized portion of the corporate credit facility was $18 million, representing amounts utilized for letters of credit. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of March 31, 2024.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 22, 2024 to extend the maturity dates of the commitments under each facility and increase the size of our 364-day revolving credit facility. Following the corporate credit facility amendment, $25 million of commitments mature on April 26, 2026, $3.4 billion of commitments mature on April 22, 2027, $0.1 billion of commitments mature on April 26, 2028, and $10.0 billion of commitments mature on April 20, 2029. Following the supplemental revolving credit facility amendment, $2.0 billion of commitments mature on April 22, 2027. Following the 364-day revolving credit facility amendment, $2.5 billion of commitments mature on April 21, 2025.

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at March 31, 2024, Company debt excluding Ford Credit was $20.2 billion. This balance is $0.2 billion higher than at December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the first quarter of 2024 with $27.0 billion of liquidity, up $1.3 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $13 billion of public term issuances through April 23, 2024.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Funding Structure
Term unsecured debt	$49.3	$54.1	$57.0
Term asset-backed securities	55.0	58.0	54.9
Retail Deposits / Ford Interest Advantage	15.3	17.2	17.4
Other	2.3	1.4	1.6
Equity	12.2	13.4	13.5
Adjustments for cash	(10.3)	(10.9)	(8.9)
Total Net Receivables	$123.8	$133.2	$135.5

Securitized Funding as Percent of Total Debt	46.0%	44.9%	42.5%

Net receivables of $135.5 billion at March 31, 2024 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 42.5% as of March 31, 2024.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2022 and 2023, planned issuances for full year 2024, and its global public term funding issuances through April 23, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through April 23
Unsecured	$6	$14	$ 14-17	$8
Securitizations (a)	10	14	13-16	5
Total public	$16	$28	$ 27-33	$13
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2024, Ford Credit continues to project full year public term funding in the range of $27 billion to $33 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Liquidity Sources (a)
Cash	$10.3	$10.9	$8.9
Committed asset-backed facilities	40.5	42.9	42.6
Other unsecured credit facilities	2.5	2.4	2.3
Total liquidity sources	$53.3	$56.2	$53.8

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.0)	$(2.8)	$(3.4)
Committed asset-backed facilities	(24.0)	(27.5)	(23.3)
Other unsecured credit facilities	(0.4)	(0.4)	(0.4)
Total utilization of liquidity	$(27.4)	$(30.7)	$(27.1)

Available Liquidity	$25.9	$25.5	$26.7
Other adjustments	0.2	0.2	0.3
Net liquidity available for use	$26.1	$25.7	$27.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2024, Ford Credit’s net liquidity available for use was $27.0 billion, $1.3 billion higher than year-end 2023, reflecting strong access to public funding markets. At March 31, 2024, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $53.8 billion, down $2.4 billion from year-end 2023.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 19 of the Notes to the Financial Statements in our 2023 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2023 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Leverage Calculation
Debt	$119.6	$129.3	$129.3
Equity (a)	12.2	13.4	13.5
Financial statement leverage (to 1)	9.8	9.7	9.6
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At March 31, 2024, Ford Credit’s financial statement leverage was 9.6:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of March 31, 2024, our total Company pension underfunded status reported on our consolidated balance sheets was $1.7 billion and reflects the net funded status at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2023	March 31, 2024
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$2.9	$3.9
Add: Noncontrolling interest	(0.3)	0.1
Less: Income tax	(0.4)	0.6
Add: Cash tax	(0.9)	(1.2)
Less: Interest on debt	(1.3)	(1.3)
Less: Total pension/OPEB income/(cost)	(0.1)	(2.9)
Add: Pension/OPEB service costs	(0.9)	(0.6)
Net operating profit/(loss) after cash tax	$2.6	$5.8
Less: Special items (excl. pension/OPEB) pre-tax	(6.6)	(2.9)
Adjusted net operating profit/(loss) after cash tax	$9.2	$8.7

Invested Capital
Equity	$42.2	$42.9
Debt (excl. Ford Credit)	19.7	20.2
Net pension and OPEB liability	4.6	6.3
Invested capital (end of period)	$66.5	$69.3
Average invested capital	$68.2	$68.4

ROIC (a)	3.8%	8.5%
Adjusted ROIC (Non-GAAP) (b)	13.5%	12.7%
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

There have been no rating actions taken by these NRSROs since the filing of our 2023 Form 10-K Report.

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

We provided 2024 Company guidance in our earnings release furnished on Form 8-K dated April 24, 2024. The guidance is based on our expectations as of April 24, 2024, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC.

2024 Guidance
Total Company
Adjusted EBIT (a)	$10 - $12 billion
Adjusted Free Cash Flow (a)	$6.5 - $7.5 billion
Capital spending	$8 - $9 billion

Ford Credit
EBT	About $1.5 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2024, we expect adjusted EBIT of $10 billion to $12 billion and adjusted free cash flow of $6.5 billion to $7.5 billion.

On a segment basis, we expect:

•Ford Pro EBIT of $8 billion to $9 billion driven by continued growth and favorable mix, offset partially by moderated pricing
•Ford Blue EBIT of $7 billion to $7.5 billion, reflecting a balanced market equation and cost efficiencies offsetting higher labor and product costs
•Ford Model e EBIT loss of $5 billion to $5.5 billion, driven by continued pricing pressure and investments in new vehicles
•Ford Credit EBT of about $1.5 billion

Our outlook for 2024 assumes:

•Flat to modest U.S. industry growth at 16 million to 16.5 million
•Full year of all-new Super Duty, which drives positive pricing and mix in Ford Pro
•Lower industry pricing
•$2 billion of cost reductions in material, freight, and manufacturing

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2023 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2023	2024
Net income/(loss) attributable to Ford (GAAP)	$1,757	$1,332
Income/(Loss) attributable to noncontrolling interests	(94)	2
Net income/(loss)	$1,663	$1,334
Less: (Provision for)/Benefit from income taxes	(496)	(278)
Income/(Loss) before income taxes	$2,159	$1,612
Less: Special items pre-tax	(912)	(873)
Income/(Loss) before special items pre-tax	$3,071	$2,485
Less: Interest on debt	(308)	(278)
Adjusted EBIT (Non-GAAP)	$3,379	$2,763

Memo:
Revenue ($B)	$41.5	$42.8
Net income/(loss) margin (GAAP) (%)	4.2%	3.1%
Adjusted EBIT margin (Non-GAAP) (%)	8.1%	6.5%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	First Quarter
	2023	2024
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,757	$1,332
Less: Impact of pre-tax and tax special items	(768)	(653)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,525	$1,985

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,990	3,979
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	39	44
Diluted shares	4,029	4,023

Earnings/(Loss) per share – diluted (GAAP)	$0.44	$0.33
Less: Net impact of adjustments	(0.19)	(0.16)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.63	$0.49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2023	2024	Memo: FY 2023
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$2,159	$1,612	$3,967
Less: Impact of special items	(912)	(873)	(5,147)
Adjusted earnings before taxes (Non-GAAP)	$3,071	$2,485	$9,114

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP) (a)	$(496)	$(278)	$362
Less: Impact of special items (b)	144	220	1,273
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(640)	$(498)	$(911)

Tax Rate (%)
Effective tax rate (GAAP)	23.0%	17.2%	(9.1)%
Adjusted effective tax rate (Non-GAAP)	20.8%	20.0%	10.0%
_________
(a)Full Year 2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.
(b)Full Year 2023 reflects benefits from China legal entity restructuring.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2023	2024
Net cash provided by/(used in) operating activities (GAAP)	$2,800	$1,385

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$626	$1,181
Funded pension contributions	(125)	(550)
Restructuring (including separations) (a)	(81)	(176)
Ford Credit tax payments/(refunds) under tax sharing agreement	(5)	(33)
Other, net (b)	(140)	(608)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,760)	$(2,073)
Ford Credit distributions	—	—
Settlement of derivatives	(72)	23
Company adjusted free cash flow (Non-GAAP)	$693	$(479)
_________
(a)Restructuring excludes cash flows reported in investing activities.
(b)First quarter 2024 includes a $365 million settlement payment for the Transit Connect customs matter.

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2024
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$39,890	$2,887	$42,777
Total costs and expenses	38,852	2,700	41,552
Operating income/(loss)	1,038	187	1,225
Interest expense on Company debt excluding Ford Credit	278	—	278
Other income/(loss), net	367	131	498
Equity in net income/(loss) of affiliated companies	159	8	167
Income/(Loss) before income taxes	1,286	326	1,612
Provision for/(Benefit from) income taxes	186	92	278
Net income/(loss)	1,100	234	1,334
Less: Income/(Loss) attributable to noncontrolling interests	2	—	2
Net income/(loss) attributable to Ford Motor Company	$1,098	$234	$1,332

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2024
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$10,873	$8,848	$—	$19,721
Marketable securities	14,028	714	—	14,742
Ford Credit finance receivables, net	—	44,600	—	44,600
Trade and other receivables, net	5,856	12,842	—	18,698
Inventories	18,632	—	—	18,632
Other assets	3,057	1,145	—	4,202
Receivable from other segments	1,548	1,749	(3,297)	—
Total current assets	53,994	69,898	(3,297)	120,595

Ford Credit finance receivables, net	—	56,985	—	56,985
Net investment in operating leases	1,008	20,110	—	21,118
Net property	40,236	279	—	40,515
Equity in net assets of affiliated companies	6,212	124	—	6,336
Deferred income taxes	16,557	163	6	16,726
Other assets	10,737	1,329	—	12,066
Receivable from other segments	73	13	(86)	—
Total assets	$128,817	$148,901	$(3,377)	$274,341
Liabilities
Payables	$26,426	$958	$—	$27,384
Other liabilities and deferred revenue	23,102	2,930	—	26,032
Debt payable within one year	727	49,063	—	49,790
Payable to other segments	3,178	119	(3,297)	—
Total current liabilities	53,433	53,070	(3,297)	103,206

Other liabilities and deferred revenue	26,001	1,723	—	27,724
Long-term debt	19,430	80,195	—	99,625
Deferred income taxes	546	337	6	889
Payable to other segments	13	73	(86)	—
Total liabilities	$99,423	$135,398	$(3,377)	$231,444

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2024
	First Three Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$1,100	$234	$—	$1,334
Depreciation and tooling amortization	1,259	622	—	1,881
Other amortization	5	(381)	—	(376)
Provision for credit and insurance losses	8	118	—	126
Pension and OPEB expense/(income)	166	—	—	166
Equity method investment dividends received in excess of (earnings)/losses and impairments	(146)	(8)	—	(154)
Foreign currency adjustments	(1)	(11)	—	(12)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	25	4	—	29
Stock compensation	120	6	—	126
Provision for/(Benefit from) deferred income taxes	(62)	34	—	(28)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(1,121)	—	(1,121)
Decrease/(Increase) in intersegment receivables/payables	(202)	202	—	—
Decrease/(Increase) in accounts receivable and other assets	(697)	(109)	—	(806)
Decrease/(Increase) in inventory	(3,154)	—	—	(3,154)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,080	253	—	3,333
Other	73	(32)	—	41
Interest supplements and residual value support to Ford Credit	(1,370)	1,370	—	—
Net cash provided by/(used in) operating activities	$204	$1,181	$—	$1,385
Cash flows from investing activities
Capital spending	$(2,073)	$(21)	$—	$(2,094)
Acquisitions of finance receivables and operating leases	—	(14,829)	—	(14,829)
Collections of finance receivables and operating leases	—	11,238	—	11,238
Purchases of marketable and other investments	(2,934)	(51)	—	(2,985)
Sales and maturities of marketable securities and other investments	3,456	123	—	3,579
Settlements of derivatives	23	(207)	—	(184)
Capital contributions to equity method investments	(639)	—	—	(639)
Other	34	—	—	34
Investing activity (to)/from other segments	—	4	(4)	—
Net cash provided by/(used in) investing activities	$(2,133)	$(3,743)	$(4)	$(5,880)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,326)	$—	$—	$(1,326)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	215	(1,416)	—	(1,201)
Proceeds from issuance of long-term debt	—	16,488	—	16,488
Payments of long-term debt	(46)	(14,179)	—	(14,225)
Other	(143)	(51)	—	(194)
Financing activity to/(from) other segments	(4)	—	4	—
Net cash provided by/(used in) financing activities	$(1,304)	$842	$4	$(458)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(46)	$(125)	$—	$(171)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At March 31, 2024, total equity attributable to Ford was $42.9 billion, an increase of $0.1 billion compared with December 31, 2023. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$1.3
Shareholder distributions	(1.3)
Other comprehensive income/(loss), net	0.1
Common stock issued (including share-based compensation impacts)	—
Other	—
Total	$0.1

U.S. Sales by Type. The following table shows first quarter 2024 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	20,223	3,810
Hybrid Vehicles	38,421	39,765
Internal Combustion Vehicles	449,439	493,944
Total Vehicles	508,083	537,519

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2024, was a liability of $84 million, compared with a liability of $319 million as of December 31, 2023. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $3 billion at March 31, 2024, compared with $3.1 billion at December 31, 2023.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2024, was a liability of $28 million, compared with a liability of $9 million at December 31, 2023. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $197 million at March 31, 2024, compared with $203 million at December 31, 2023.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2024, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $87 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

ENVIRONMENTAL MATTERS

Any legal proceeding arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000 is described on page 35 of our 2023 Form 10-K Report.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 35 of our 2023 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

Transit Connect Customs Penalty Notice (as previously reported on page 36 of our 2023 Form 10-K Report). U.S. Customs and Border Protection (“CBP”) ruled in 2013 that Transit Connects imported as passenger wagons and later converted into cargo vans are subject to the 25% duty applicable to cargo vehicles, rather than the 2.5% duty applicable to passenger vehicles. We filed a challenge in the U.S. Court of International Trade (“CIT”), and CIT ruled in our favor in 2017. CBP subsequently filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, which ruled in favor of CBP. Following the U.S. Supreme Court’s denial of our petition for a writ of certiorari in 2020, we paid the increased duties for certain prior imports, plus interest, and disclosed that CBP might assert a claim for penalties. Subsequently, CBP issued a penalty notice to us dated July 22, 2021, and on November 18, 2021, CBP assessed against us a monetary penalty of $1.3 billion and additional duties of $181 million, plus interest. On March 11, 2024, Ford entered into a settlement agreement for this matter, which included a payment of $365 million to the United States.

ITEM 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Annual Performance Bonus Plan Metrics for 2024.	Filed with this Report.
Exhibit 10.2	Performance Stock Unit Award Metrics for 2024.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(a)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(a)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(a)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(a)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(a)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(a)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(a)
__________
(a)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	April 24, 2024