Form 10-Q
period 2024-06-30
FORD MOTOR CO
filed 2024-07-25
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

or

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

As of July 19, 2024, Ford had outstanding 3,904,397,609 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 69

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2023	2024	2023	2024
	Second Quarter		First Half
	(unaudited)
Revenues
Company excluding Ford Credit	$42,427	$44,811	$81,512	$84,701
Ford Credit	2,527	2,997	4,916	5,884
Total revenues (Note 3)	44,954	47,808	86,428	90,585

Costs and expenses
Cost of sales	37,471	40,489	72,140	76,965
Selling, administrative, and other expenses	2,750	2,678	5,256	5,054
Ford Credit interest, operating, and other expenses	2,272	2,758	4,458	5,458
Total costs and expenses	42,493	45,925	81,854	87,477
Operating income/(loss)	2,461	1,883	4,574	3,108
Interest expense on Company debt excluding Ford Credit	304	270	612	548
Other income/(loss), net (Note 4)	255	628	479	1,126
Equity in net income/(loss) of affiliated companies	(124)	197	6	364
Income/(Loss) before income taxes	2,288	2,438	4,447	4,050
Provision for/(Benefit from) income taxes	272	605	768	883
Net income/(loss)	2,016	1,833	3,679	3,167
Less: Income/(Loss) attributable to noncontrolling interests	99	2	5	4
Net income/(loss) attributable to Ford Motor Company	$1,917	$1,831	$3,674	$3,163

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.48	$0.46	$0.92	$0.79
Diluted income/(loss)	0.47	0.46	0.91	0.79

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,003	3,985	3,996	3,982
Diluted shares	4,041	4,022	4,035	4,022

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2023	2024	2023	2024
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$2,016	$1,833	$3,679	$3,167
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	278	(521)	771	(635)
Marketable securities	(44)	28	66	20
Derivative instruments	(369)	43	(424)	248
Pension and other postretirement benefits	3	24	6	51
Total other comprehensive income/(loss), net of tax	(132)	(426)	419	(316)
Comprehensive income/(loss)	1,884	1,407	4,098	2,851
Less: Comprehensive income/(loss) attributable to noncontrolling interests	103	1	9	3
Comprehensive income/(loss) attributable to Ford Motor Company	$1,781	$1,406	$4,089	$2,848

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	June 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$24,862	$19,953
Marketable securities (Note 7)	15,309	14,613
Ford Credit finance receivables, net of allowance for credit losses of $256 and $252 (Note 8)	46,425	47,434
Trade and other receivables, less allowances of $64 and $62	15,601	16,802
Inventories (Note 9)	15,651	17,183
Other assets	3,633	4,533
Total current assets	121,481	120,518
Ford Credit finance receivables, net of allowance for credit losses of $626 and $628 (Note 8)	55,650	58,159
Net investment in operating leases	21,384	21,545
Net property	40,821	40,709
Equity in net assets of affiliated companies	5,548	7,215
Deferred income taxes	16,985	16,468
Other assets	11,441	11,972
Total assets	$273,310	$276,586

LIABILITIES
Payables	$25,992	$25,458
Other liabilities and deferred revenue (Note 10 and Note 18)	25,870	27,380
Debt payable within one year (Note 12)
Company excluding Ford Credit	477	1,712
Ford Credit	49,192	48,853
Total current liabilities	101,531	103,403
Other liabilities and deferred revenue (Note 10 and Note 18)	28,414	28,289
Long-term debt (Note 12)
Company excluding Ford Credit	19,467	18,694
Ford Credit	80,095	81,642
Deferred income taxes	1,005	963
Total liabilities	230,512	232,991

EQUITY
Common Stock, par value $0.01 per share (4,108 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,128	23,270
Retained earnings	31,029	32,240
Accumulated other comprehensive income/(loss) (Note 16)	(9,042)	(9,357)
Treasury stock	(2,384)	(2,628)
Total equity attributable to Ford Motor Company	42,773	43,567
Equity attributable to noncontrolling interests	25	28
Total equity	42,798	43,595
Total liabilities and equity	$273,310	$276,586

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2023	June 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,311
Ford Credit finance receivables, net	56,131	57,226
Net investment in operating leases	11,179	12,431
Other assets	90	78
LIABILITIES
Other liabilities and deferred revenue	$45	$24
Debt	48,177	45,152

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2023	2024
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$3,679	$3,167
Depreciation and tooling amortization	3,775	3,795
Other amortization	(554)	(772)
Provision for credit and insurance losses	212	317
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	612	201
Equity method investment dividends received in excess of (earnings)/losses and impairments	142	(124)
Foreign currency adjustments	(97)	173
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	163	8
Stock compensation	238	275
Provision for/(Benefit from) deferred income taxes	3	206
Decrease/(Increase) in finance receivables (wholesale and other)	(1,473)	(1,865)
Decrease/(Increase) in accounts receivable and other assets	(1,793)	(1,603)
Decrease/(Increase) in inventory	(3,354)	(1,845)
Increase/(Decrease) in accounts payable and accrued and other liabilities	6,134	5,269
Other	148	(309)
Net cash provided by/(used in) operating activities	7,835	6,893

Cash flows from investing activities
Capital spending	(3,729)	(4,194)
Acquisitions of finance receivables and operating leases	(26,231)	(29,542)
Collections of finance receivables and operating leases	22,517	22,530
Purchases of marketable securities and other investments	(4,860)	(6,069)
Sales and maturities of marketable securities and other investments	7,584	6,812
Settlements of derivatives	(32)	(237)
Capital contributions to equity method investments	(1,047)	(1,299)
Other	(359)	78
Net cash provided by/(used in) investing activities	(6,157)	(11,921)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(3,794)	(1,925)
Purchases of common stock	—	(244)
Net changes in short-term debt	(658)	(1,008)
Proceeds from issuance of long-term debt	26,401	28,960
Payments of long-term debt	(22,213)	(25,145)
Other	(197)	(254)
Net cash provided by/(used in) financing activities	(461)	384

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	66	(240)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$1,283	$(4,884)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,340	$25,110
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,283	(4,884)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$26,623	$20,226

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197
Net income/(loss)	—	—	1,917	—	—	1,917	99	2,016
Other comprehensive income/(loss), net	—	—	—	(136)	—	(136)	4	(132)
Common Stock issued (a)	—	140	—	—	—	140	—	140
Treasury stock/other	—	—	—	—	—	—	(5)	(5)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2023	$42	$23,029	$31,577	$(8,924)	$(2,047)	$43,677	$(71)	$43,606

Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897
Net income/(loss)	—	—	1,831	—	—	1,831	2	1,833
Other comprehensive income/(loss), net	—	—	—	(425)	—	(425)	(1)	(426)
Common Stock issued (a)	—	145	—	—	—	145	—	145
Treasury stock/other	—	—	—	—	(244)	(244)	—	(244)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2024	$42	$23,270	$32,240	$(9,357)	$(2,628)	$43,567	$28	$43,595
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

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (”CODM”) for each reportable segment. In addition to significant segment expenses that are separately disclosed, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis. This new standard is effective for our 2024 annual financial statements and interim periods beginning in 2025. We continue to assess the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$41,241	$—	$41,241
Used vehicles	457	—	457
Services and other revenue (a)	683	49	732
Revenues from sales and services	42,381	49	42,430

Leasing income	46	1,029	1,075
Financing income	—	1,426	1,426
Insurance income	—	23	23
Total revenues	$42,427	$2,527	$44,954

	Second Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$43,542	$—	$43,542
Used vehicles	489	—	489
Services and other revenue (a)	726	42	768
Revenues from sales and services	44,757	42	44,799

Leasing income	54	1,030	1,084
Financing income	—	1,889	1,889
Insurance income	—	36	36
Total revenues	$44,811	$2,997	$47,808

	First Half 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$79,168	$—	$79,168
Used vehicles	926	—	926
Services and other revenue (a)	1,328	66	1,394
Revenues from sales and services	81,422	66	81,488

Leasing income	90	2,078	2,168
Financing income	—	2,727	2,727
Insurance income	—	45	45
Total revenues	$81,512	$4,916	$86,428

	First Half 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$82,187	$—	$82,187
Used vehicles	999	—	999
Services and other revenue (a)	1,414	62	1,476
Revenues from sales and services	84,600	62	84,662

Leasing income	101	2,047	2,148
Financing income	—	3,708	3,708
Insurance income	—	67	67
Total revenues	$84,701	$5,884	$90,585
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectations of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a decrease related to revenue recognized in prior periods of $3 million and $256 million in the second quarter of 2023 and 2024, respectively.

We had a balance of $4.8 billion and $5.0 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2023 and June 30, 2024, respectively. We expect to recognize approximately $900 million of the unearned amount in the remainder of 2024, $1.4 billion in 2025, and $2.7 billion thereafter. We recognized $374 million and $427 million of unearned amounts from prior years as revenue during the second quarter of 2023 and 2024, respectively, and $754 million and $858 million in the first half of 2023 and 2024, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $317 million and $319 million in deferred costs as of December 31, 2023 and June 30, 2024, respectively. We recognized $25 million and $27 million of amortization during the second quarter of 2023 and 2024, respectively, and $51 million and $53 million in the first half of 2023 and 2024, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$(167)	$105	$(332)	$81
Investment-related interest income	372	367	720	777
Interest income/(expense) on income taxes	(2)	(9)	(6)	(23)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(112)	21	(163)	(8)
Gains/(Losses) on changes in investments in affiliates	13	17	17	24
Royalty income	127	113	230	237
Other	24	14	13	38
Total	$255	$628	$479	$1,126

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Net income/(loss) attributable to Ford Motor Company	$1,917	$1,831	$3,674	$3,163

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,003	3,985	3,996	3,982
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	38	37	39	40
Diluted shares	4,041	4,022	4,035	4,022

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,320	$912	$3,232
U.S. government agencies	2	2,075	625	2,700
Non-U.S. government and agencies	2	699	276	975
Corporate debt	2	1,617	101	1,718
Total marketable securities classified as cash equivalents		6,711	1,914	8,625
Cash, time deposits, and money market funds		7,493	8,744	16,237
Total cash and cash equivalents		$14,204	$10,658	$24,862

Marketable securities
U.S. government	1	$4,467	$207	$4,674
U.S. government agencies	2	1,774	49	1,823
Non-U.S. government and agencies	2	2,096	109	2,205
Corporate debt	2	5,807	268	6,075
Equities	1	23	—	23
Other marketable securities	2	353	156	509
Total marketable securities		$14,520	$789	$15,309

Restricted cash		$111	$137	$248

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—
		June 30, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$250	$60	$310
U.S. government agencies	2	3,095	—	3,095
Non-U.S. government and agencies	2	400	283	683
Corporate debt	2	439	279	718
Total marketable securities classified as cash equivalents		4,184	622	4,806
Cash, time deposits, and money market funds		8,321	6,826	15,147
Total cash and cash equivalents		$12,505	$7,448	$19,953

Marketable securities
U.S. government	1	$4,021	$227	$4,248
U.S. government agencies	2	1,876	—	1,876
Non-U.S. government and agencies	2	2,358	55	2,413
Corporate debt	2	5,197	255	5,452
Equities	1	19	—	19
Other marketable securities	2	460	145	605
Total marketable securities		$13,931	$682	$14,613

Restricted cash		$123	$105	$228

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$45	$—	$45

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,458	$6	$(66)	$4,398	$2,172	$2,216	$10
U.S. government agencies	2,053	4	(62)	1,995	490	1,487	18
Non-U.S. government and agencies	1,948	1	(75)	1,874	587	1,275	12
Corporate debt	7,433	27	(67)	7,393	2,830	4,558	5
Other marketable securities	322	2	(4)	320	—	247	73
Total	$16,214	$40	$(274)	$15,980	$6,079	$9,783	$118

	June 30, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,004	$2	$(53)	$3,953	$1,560	$2,383	$10
U.S. government agencies	1,999	—	(58)	1,941	553	1,370	18
Non-U.S. government and agencies	1,996	1	(62)	1,935	679	1,217	39
Corporate debt	5,650	13	(49)	5,614	1,046	4,543	25
Other marketable securities	430	1	(3)	428	—	321	107
Total	$14,079	$17	$(225)	$13,871	$3,838	$9,834	$199

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Company excluding Ford Credit
Sales proceeds	$715	$2,715	$1,878	$6,434
Gross realized gains	—	3	1	5
Gross realized losses	9	8	21	16

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$619	$(2)	$2,735	$(64)	$3,354	$(66)
U.S. government agencies	283	(1)	1,068	(61)	1,351	(62)
Non-U.S. government and agencies	67	—	1,654	(75)	1,721	(75)
Corporate debt	2,608	(2)	2,192	(65)	4,800	(67)
Other marketable securities	26	—	122	(4)	148	(4)
Total	$3,603	$(5)	$7,771	$(269)	$11,374	$(274)

	June 30, 2024
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$1,285	$(12)	$2,289	$(41)	$3,574	$(53)
U.S. government agencies	751	(5)	1,161	(53)	1,912	(58)
Non-U.S. government and agencies	313	(3)	1,558	(59)	1,871	(62)
Corporate debt	2,275	(8)	1,585	(41)	3,860	(49)
Other marketable securities	117	(1)	117	(2)	234	(3)
Total	$4,741	$(29)	$6,710	$(196)	$11,451	$(225)

We determine credit losses on AFS debt securities using the specific identification method. During the first half of 2024, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	June 30, 2024
Cash and cash equivalents	$24,862	$19,953
Restricted cash (a)	248	228
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	—	45
Total cash, cash equivalents, and restricted cash	$25,110	$20,226
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2023	June 30, 2024
Consumer
Retail installment contracts, gross	$73,825	$77,264
Finance leases, gross	7,793	8,138
Retail financing, gross	81,618	85,402
Unearned interest supplements	(3,344)	(4,211)
Consumer finance receivables	78,274	81,191
Non-Consumer
Dealer financing	24,683	25,282
Non-Consumer finance receivables	24,683	25,282
Total recorded investment	$102,957	$106,473

Recorded investment in finance receivables	$102,957	$106,473
Allowance for credit losses	(882)	(880)
Total finance receivables, net	$102,075	$105,593

Current portion	$46,425	$47,434
Non-current portion	55,650	58,159
Total finance receivables, net	$102,075	$105,593

Net finance receivables subject to fair value (a)	$94,728	$97,936
Fair value (b)	93,189	96,509
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2023 and 2024 was $91 million and $122 million, respectively, and for the first half of 2023 and 2024 was $174 million and $239 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2023 and June 30, 2024, accrued interest was $294 million and $306 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2023 and June 30, 2024, were consumer receivables of $46.0 billion and $45.1 billion, respectively, and non-consumer receivables of $21.3 billion and $22.7 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61 - 120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,359	7,385	11,301	20,247	35,163	77,346	98.8
Total	$947	$2,423	$7,552	$11,473	$20,502	$35,377	$78,274	100.0%

Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at June 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31 - 60 days past due	$58	$100	$112	$178	$205	$55	$708	0.9%
61 - 120 days past due	11	20	27	44	60	16	178	0.2
Greater than 120 days past due	8	6	11	14	9	1	49	0.1
Total past due	77	126	150	236	274	72	935	1.2
Current	1,710	5,036	8,116	16,155	29,648	19,591	80,256	98.8
Total	$1,787	$5,162	$8,266	$16,391	$29,922	$19,663	$81,191	100.0%

Gross charge-offs	$26	$31	$39	$74	$81	$2	$253

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$383	$30	$58	$156	$61	$331	$1,019	$20,419	$21,438	86.9%
Group II	16	—	1	3	2	44	66	2,834	2,900	11.7
Group III	—	—	—	—	1	8	9	292	301	1.2
Group IV	—	1	—	—	—	2	3	41	44	0.2
Total (a)	$399	$31	$59	$159	$64	$385	$1,097	$23,586	$24,683	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

The credit quality analysis of dealer financing receivables at June 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total		Total	Percent
Group I	$291	$64	$107	$59	$274	$130	$925	$21,459	$22,384	88.5%
Group II	9	—	3	2	3	25	42	2,550	2,592	10.3
Group III	—	—	—	—	1	6	7	288	295	1.2
Group IV	—	—	—	—	—	—	—	11	11	—
Total (a)	$300	$64	$110	$61	$278	$161	$974	$24,308	$25,282	100.0%

Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at June 30, 2024 were $4 million.

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

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2024, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2023			First Half 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$863	$7	$870	$838	$7	$845
Charge-offs	(78)	—	(78)	(174)	—	(174)
Recoveries	38	—	38	76	1	77
Provision for credit losses	40	—	40	118	(1)	117
Other (a)	3	—	3	8	—	8
Ending balance	$866	$7	$873	$866	$7	$873

	Second Quarter 2024			First Half 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$877	$3	$880	$879	$3	$882
Charge-offs	(124)	(7)	(131)	(253)	(7)	(260)
Recoveries	42	—	42	81	3	84
Provision for credit losses	87	8	95	178	5	183
Other (a)	(6)	—	(6)	(9)	—	(9)
Ending balance	$876	$4	$880	$876	$4	$880
__________
(a)    Primarily represents amounts related to translation adjustments.

The allowance for credit losses remained unchanged during the second quarter of 2024 and decreased $2 million during the first half of 2024, driven by the impact of improvement in Ford Credit’s macroeconomic outlook assumptions, offset partially by an increase in Ford Credit finance receivables. Net charge-offs increased from a year ago, reflecting normalization from lower levels following the COVID-19 pandemic. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty, which is expected to have an unfavorable impact on future consumer credit losses. Ford Credit will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2023	June 30, 2024
Raw materials, work-in-process, and supplies	$6,196	$5,589
Finished products	9,455	11,594
Total inventories	$15,651	$17,183

Our finished product inventory at June 30, 2024 was higher than at December 31, 2023, primarily reflecting new vehicle launches and units awaiting final quality review.

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2023	June 30, 2024
Current
Dealer and dealers’ customer allowances and claims	$12,910	$13,213
Deferred revenue	2,515	3,159
Employee benefit plans	2,282	2,448
Accrued interest	1,224	1,310
Operating lease liabilities	481	505
OPEB (a)	331	329
Pension (a)	205	204
Other (b)	5,922	6,212
Total current other liabilities and deferred revenue	$25,870	$27,380
Non-current
Dealer and dealers’ customer allowances and claims	$7,506	$8,289
Pension (a)	6,383	5,459
OPEB (a)	4,365	4,273
Deferred revenue	5,051	4,899
Operating lease liabilities	1,395	1,489
Employee benefit plans	837	933
Other (b)	2,877	2,947
Total non-current other liabilities and deferred revenue	$28,414	$28,289
__________
(a)Balances at June 30, 2024 reflect pension and OPEB liabilities at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023. Included in Other assets are pension assets of $4.3 billion at both December 31, 2023 and June 30, 2024.
(b)Includes current derivative liabilities of $1.0 billion and $1.2 billion at December 31, 2023 and June 30, 2024, respectively. Includes non-current derivative liabilities of $1.3 billion and $0.9 billion at December 31, 2023 and June 30, 2024, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$75	$61	$6	$73	$61	$6
Interest cost	405	242	57	401	233	56
Expected return on assets	(480)	(223)	—	(455)	(252)	—
Amortization of prior service costs/(credits)	—	5	1	24	6	3
Net remeasurement (gain)/loss	81	8	—	—	(172)	—
Separation programs/other	10	57	—	1	53	—
Settlements and curtailments	3	1	—	—	(3)	—
Net periodic benefit cost/(income)	$94	$151	$64	$44	$(74)	$65

	First Half
	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$147	$122	$11	$146	$124	$12
Interest cost	813	479	115	801	468	113
Expected return on assets	(966)	(442)	—	(910)	(507)	—
Amortization of prior service costs/(credits)	—	10	2	47	12	5
Net remeasurement (gain)/loss	194	8	—	—	(183)	—
Separation programs/other	12	61	—	9	67	—
Settlements and curtailments	45	1	—	—	(3)	—
Net periodic benefit cost/(income)	$245	$239	$128	$93	$(22)	$130

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2024, we continue to expect to contribute about $1 billion of cash to our global funded pension plans. We also expect to make about $420 million of benefit payments to participants in unfunded plans. In the first half of 2024, we contributed $633 million to our global funded pension plans and made $210 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2023	June 30, 2024
Company excluding Ford Credit
Debt payable within one year
Short-term	$362	$799
Long-term payable within one year
U.K. Export Finance Program	—	790
Other debt (including finance leases)	117	147
Unamortized (discount)/premium	(2)	(21)
Unamortized issuance costs	—	(3)
Total debt payable within one year	477	1,712
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,749	948
Other debt (including finance leases)	811	790
Unamortized (discount)/premium	(155)	(119)
Unamortized issuance costs	(173)	(160)
Total long-term debt payable after one year	19,467	18,694
Total Company excluding Ford Credit	$19,944	$20,406
Fair value of Company debt excluding Ford Credit (b)	$19,775	$20,239
Ford Credit
Debt payable within one year
Short-term	$18,658	$17,030
Long-term payable within one year
Unsecured debt	11,755	11,805
Asset-backed debt	18,851	20,164
Unamortized (discount)/premium	(1)	(1)
Unamortized issuance costs	(13)	(16)
Fair value adjustments (c)	(58)	(129)
Total debt payable within one year	49,192	48,853
Long-term debt payable after one year
Unsecured debt	45,435	51,232
Asset-backed debt	36,074	31,897
Unamortized (discount)/premium	10	(17)
Unamortized issuance costs	(224)	(235)
Fair value adjustments (c)	(1,200)	(1,235)
Total long-term debt payable after one year	80,095	81,642
Total Ford Credit	$129,287	$130,495
Fair value of Ford Credit debt (b)	$130,533	$132,119
__________
(a)As of June 30, 2024, each $1,000 principal amount of the notes will be convertible into 68.17 shares of our Common Stock, which is equivalent to a conversion price of approximately $14.67 per share. We recognized issuance cost amortization of $2 million and $3 million during the second quarter and first half of 2023 and 2024, respectively.
(b)At December 31, 2023 and June 30, 2024, the fair value of debt includes $362 million and $799 million of Company excluding Ford Credit short-term debt, respectively, and $15.5 billion and $15.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(527) million at December 31, 2023 and June 30, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $42.0 billion at December 31, 2023 and June 30, 2024, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2023	2024	2023	2024
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$64	$50	$90	$64
Commodity contracts (b)	(15)	(3)	(24)	(29)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(130)	(106)	(270)	(202)
Fair value changes on hedging instruments	(316)	(26)	(66)	(269)
Fair value changes on hedged debt	292	17	13	237
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(19)	(35)	(33)	(64)
Fair value changes on hedging instruments	(24)	(47)	(2)	(111)
Fair value changes on hedged debt	22	40	3	102
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	25	126	22	195
Cross-currency interest rate swap contracts	(60)	(30)	25	(196)
Interest rate contracts	109	3	97	51
Commodity contracts	(45)	9	(56)	(11)
Total	$(97)	$(2)	$(201)	$(233)
__________
(a)For the second quarter and first half of 2023, a $328 million loss and a $391 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2024, a $49 million gain and a $337 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the second quarter and first half of 2023, a $108 million loss and a $100 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2024, a $54 million gain and a $22 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2023, a $32 million gain and a $51 million gain, respectively, were reported in Cost of sales, and a $7 million loss and a $29 million loss, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2024, an $81 million gain and a $58 million gain, respectively, were reported in Cost of sales, and a $45 million gain and a $137 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			June 30, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,530	$69	$385	$19,610	$117	$160
Commodity contracts	983	23	36	988	44	12
Fair value hedges
Interest rate contracts	12,119	106	633	17,311	81	807
Cross-currency interest rate swap contracts	2,078	69	104	3,802	16	139
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	22,802	201	261	22,295	266	96
Cross-currency interest rate swap contracts	7,100	119	252	5,301	82	234
Interest rate contracts	73,134	465	1,036	72,746	397	860
Commodity contracts	1,051	35	31	955	51	29
Total derivative financial instruments, gross (a) (b)	$138,797	$1,087	$2,738	$143,008	$1,054	$2,337

Current portion		$493	$1,464		$718	$1,392
Non-current portion		594	1,274		336	945
Total derivative financial instruments, gross		$1,087	$2,738		$1,054	$2,337
__________
(a)At December 31, 2023 and June 30, 2024, we held collateral of $40 million and $22 million, respectively, and we posted collateral of $185 million and $119 million, respectively.
(b)At December 31, 2023 and June 30, 2024, the fair value of assets and liabilities available for counterparty netting was $815 million and $603 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions that have been initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller. Sales of the Taubaté and Camaçari plants were completed in 2023
•India. Ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023 (see Note 15)
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs in 2023
•Germany. Production of the Focus will cease at our Saarlouis Body and Assembly Plant in 2025. Our plan is to repurpose the facility into a technology center, retaining 1,000 positions

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers announced in 2023 and separation packages for certain members of our hourly workforce.

The following table summarizes the activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Beginning balance	$1,126	$1,466	$588	$1,086
Changes in accruals (a)	290	195	919	789
Payments	(112)	(315)	(195)	(503)
Foreign currency translation and other	(27)	(13)	(35)	(39)
Ending balance	$1,277	$1,333	$1,277	$1,333
__________
(a)Excludes pension costs of $55 million and $50 million in the second quarter of 2023 and 2024, respectively, and $59 million and $64 million in the first half of 2023 and 2024, respectively.

We recorded $2 million in the second quarter of 2023 and $50 million in the first half of 2023 for accelerated depreciation and other non-cash items.

We recorded costs of $1 billion and $853 million in the first half of 2023 and 2024, respectively, related to the actions above. We estimate that we will incur about $1 billion in total charges in 2024 related to such actions, primarily attributable to employee separations and supplier settlements; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Sales and Service Korea Company (“FSSK”). In the first quarter of 2024, we entered into an agreement to sell 100% of our equity interest in FSSK. Accordingly, as of June 30, 2024, we reported $55 million of held-for-sale assets, including $45 million of cash, and $37 million of held-for-sale liabilities in Other assets and Other liabilities, respectively. We determined the assets held for sale were not impaired.

Auto Motive Power (“AMP”). In the fourth quarter of 2023, we acquired AMP, a California-based energy management startup focused on electric vehicle charging solutions. Assets acquired primarily include goodwill and technology, which are reported in Other assets. The acquisition did not have a material impact on our financial statements.

Sanand, India (“Sanand”) Plants. In the first quarter of 2023, we completed the sale of our Sanand vehicle assembly and powertrain plants to Tata Passenger Electric Mobility Limited, a subsidiary of Tata Motors Limited. Ford continues to operate the powertrain facility by leasing back the associated land and building. As a result of the sale transaction, we derecognized the fixed assets and recognized the powertrain facility operating lease right-of-use asset and related lease liability in the first quarter of 2023. The fair value of the cash consideration received approximated the carrying value of the fixed assets at the time of sale.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Foreign currency translation
Beginning balance	$(5,923)	$(5,557)	$(6,416)	$(5,443)
Gains/(Losses) on foreign currency translation	276	(496)	761	(614)
Less: Tax/(Tax benefit) (a)	—	23	(10)	19
Net gains/(losses) on foreign currency translation	276	(519)	771	(633)
(Gains)/Losses reclassified from AOCI to net income (b)	(2)	(1)	(4)	(1)
Other comprehensive income/(loss), net of tax (c)	274	(520)	767	(634)
Ending balance	$(5,649)	$(6,077)	$(5,649)	$(6,077)

Marketable securities
Beginning balance	$(332)	$(178)	$(442)	$(170)
Gains/(Losses) on available for sale securities	(67)	30	68	15
Less: Tax/(Tax benefit)	(16)	5	17	3
Net gains/(losses) on available for sale securities	(51)	25	51	12
(Gains)/Losses reclassified from AOCI to net income	9	5	20	11
Less: Tax/(Tax benefit)	2	2	5	3
Net (gains)/losses reclassified from AOCI to net income (b)	7	3	15	8
Other comprehensive income/(loss), net of tax	(44)	28	66	20
Ending balance	$(376)	$(150)	$(376)	$(150)

Derivative instruments
Beginning balance	$74	$(126)	$129	$(331)
Gains/(Losses) on derivative instruments	(436)	103	(491)	359
Less: Tax/(Tax benefit)	(113)	24	(127)	84
Net gains/(losses) on derivative instruments	(323)	79	(364)	275
(Gains)/Losses reclassified from AOCI to net income	(49)	(47)	(66)	(35)
Less: Tax/(Tax benefit)	(3)	(11)	(6)	(8)
Net (gains)/losses reclassified from AOCI to net income (d)	(46)	(36)	(60)	(27)
Other comprehensive income/(loss), net of tax	(369)	43	(424)	248
Ending balance	$(295)	$(83)	$(295)	$(83)

Pension and other postretirement benefits
Beginning balance	$(2,607)	$(3,071)	$(2,610)	$(3,098)
Amortization and recognition of prior service costs/(credits)	6	33	12	64
Less: Tax/(Tax benefit)	2	7	3	15
Net prior service costs/(credits) reclassified from AOCI to net income	4	26	9	49
Translation impact on non-U.S. plans	(1)	(2)	(3)	2
Other comprehensive income/(loss), net of tax	3	24	6	51
Ending balance	$(2,604)	$(3,047)	$(2,604)	$(3,047)

Total AOCI ending balance at June 30	$(8,924)	$(9,357)	$(8,924)	$(9,357)
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
(c)Excludes a $4 million gain and a $1 million loss related to noncontrolling interests in 2023 and 2024, respectively.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $13 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $3.7 billion and $5.2 billion at December 31, 2023 and June 30, 2024, respectively. Of these amounts, guarantees of $125 million at both December 31, 2023 and June 30, 2024 related to certain obligations of our VIEs also are included in Note 18.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of June 30, 2024, Ford has recognized contributions to BOSK of $4.8 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $535 million and $537 million at December 31, 2023 and June 30, 2024, respectively. The carrying value of recorded liabilities related to financial guarantees was $59 million and $39 million at December 31, 2023 and June 30, 2024, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2023 and June 30, 2024.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and regulatory matters, for which we estimate the aggregate risk to be a range of up to about $0.6 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2023	2024
Beginning balance	$9,193	$11,504
Payments made during the period	(2,011)	(2,862)
Changes in accrual related to warranties issued during the period	2,146	2,671
Changes in accrual related to pre-existing warranties	882	1,438
Foreign currency translation and other	(314)	(198)
Ending balance	$9,896	$12,553

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
Second Quarter 2023
External revenues	$25,002	$1,834	$15,589	$—	$2,527	$2	$—	$—		$—		$44,954
Intersegment revenues (a)	10,206	172	—	—	—	—	—	—		(10,378)		—
Total revenues	$35,208	$2,006	$15,589	$—	$2,527	$2	$—	$—		$(10,378)		$44,954

Income/(Loss) before income taxes	$2,308	$(1,080)	$2,391	$(26)	$390	$(197)	$(304)	$(1,194)	(b)	$—		$2,288
Equity in net income/(loss) of affiliated companies	104	(3)	160	(6)	7	1	—	(387)	(c)	—		(124)
Total assets	58,475	9,420	2,754	253	143,155	54,063	—	—		(2,129)	(d)	265,991

Second Quarter 2024
External revenues	$26,670	$1,149	$16,988	$2	$2,997	$2	$—	$—		$—		$47,808
Intersegment revenues (a)	11,306	112	—	—	—	—	—	—		(11,418)		—
Total revenues	$37,976	$1,261	$16,988	$2	$2,997	$2	$—	$—		$(11,418)		$47,808

Income/(loss) before income taxes	$1,171	$(1,143)	$2,564	$(13)	$343	$(165)	$(270)	$(49)	(e)	$—		$2,438
Equity in net income/(loss) of affiliated companies	96	(20)	111	(1)	10	—	—	1		—		197
Total assets	59,863	16,810	3,287	174	150,159	49,936	—	—		(3,643)	(d)	276,586

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Half 2023
External revenues	$50,126	$2,541	$28,838	$1	$4,916	$6	$—	$—		$—		$86,428
Intersegment revenues (a)	19,383	181	—	—	—	—	—	—		(19,564)		—
Total revenues	$69,509	$2,722	$28,838	$1	$4,916	$6	$—	$—		$(19,564)		$86,428

Income/(Loss) before income taxes	$4,931	$(1,802)	$3,757	$(70)	$693	$(344)	$(612)	$(2,106)	(b)	$—		$4,447
Equity in net income/(loss) of affiliated companies	159	(6)	277	(18)	14	1	—	(421)	(c)	—		6

First Half 2024
External revenues	$48,424	$1,264	$35,007	$3	$5,884	$3	$—	$—		$—		$90,585
Intersegment revenues (a)	23,047	133	—	—	—	—	—	—		(23,180)		—
Total revenues	$71,471	$1,397	$35,007	$3	$5,884	$3	$—	$—		$(23,180)		$90,585

Income/(loss) before income taxes	$2,076	$(2,463)	$5,572	$(22)	$669	$(312)	$(548)	$(922)	(f)	$—		$4,050
Equity in net income/(loss) of affiliated companies	158	(39)	228	(2)	18	—	—	1		—		364
__________
(a)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(b)Primarily reflects restructuring actions, mark-to-market adjustments for our global pension and OPEB plans, and an accrual for the Transit Connect customs matter (relating to certain Transit Connect vehicles produced between 2009 and 2013).
(c)Primarily reflects our share of charges from an equity method investment resulting from Ford’s ongoing restructuring actions in China.
(d)Primarily includes eliminations of intersegment transactions occurring in the ordinary course of business.
(e)Primarily reflects restructuring actions in Europe (which triggered remeasurement of certain European pension plans) and updated assumptions for the duration of the Oakville Assembly Plant changeover, which is now shorter than originally planned.
(f)Primarily reflects restructuring actions in Europe, buyouts for hourly employees in North America, and the extended duration of the Oakville Assembly Plant changeover.

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

In addition, slower-than-anticipated development of the electric vehicle market may impact our strategy to comply with regulatory standards, and, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance or we may need to modify our product offerings. In the second quarter of 2024, for example, we entered into agreements to purchase about $3.8 billion of regulatory compliance credits for use in North America and Europe for current and future model years. Our obligations under those agreements as well as the ultimate number of credits we may purchase are dependent on the sellers’ delivery of the credits and on the continued existence of the underlying regulatory compliance obligation in the applicable jurisdiction. During the second quarter of 2024, we recorded about $100 million of expense for our anticipated utilization of regulatory compliance credits, which is included in Ford Blue and Ford Pro results. See Item 1A. Risk Factors in our 2023 Form 10‑K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the second quarter of 2024, the net income attributable to Ford Motor Company was $1,831 million, and Company adjusted EBIT was $2,757 million.

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

	Second Quarter		First Half
	2023	2024	2023	2024
Restructuring (by Geography)
Europe	$(51)	$(226)	$(421)	$(547)
North America Hourly Buyouts	—	—	—	(260)
China	(446)	—	(755)	—
Other	(159)	—	(147)	—
Subtotal Restructuring	$(656)	$(226)	$(1,323)	$(807)
Other Items
Transit Connect customs matter	$(300)	$—	$(300)	$—
Extended Oakville Assembly Plant Changeover	—	45	—	(246)
Other (including gains/(losses) on investments)	(90)	7	(176)	9
Subtotal Other Items	$(390)	$52	$(476)	$(237)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(89)	$172	$(202)	$183
Pension settlements and curtailments	(59)	(47)	(105)	(61)
Subtotal Pension and OPEB Gain/(Loss)	$(148)	$125	$(307)	$122
Total EBIT Special Items	$(1,194)	$(49)	$(2,106)	$(922)

Provision for/(Benefit from) tax special items (a)	$(177)	$30	$(321)	$(190)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $49 million of pre-tax special item charges in the second quarter of 2024, primarily reflecting restructuring actions in Europe (which triggered remeasurement of certain European pension plans) and updated assumptions for the duration of the Oakville Assembly Plant changeover, which is now shorter than originally planned.

In Note 19 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our second quarter and first half 2024 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2023	2024	H / (L)	2023	2024	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$5.0	$5.5	$0.5	$7.8	$6.9	$(0.9)
Revenue ($M)	44,954	47,808	6%	86,428	90,585	5%
Net Income/(Loss) ($M)	1,917	1,831	$(86)	3,674	3,163	$(511)
Net Income/(Loss) Margin (%)	4.3%	3.8%	(0.4) ppts	4.3%	3.5%	(0.8) ppts
EPS (Diluted)	$0.47	$0.46	$(0.01)	$0.91	$0.79	$(0.12)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$2.9	$3.2	$0.3	$3.6	$2.8	$(0.9)
Company Adj. EBIT ($M)	3,786	2,757	(1,029)	7,165	5,520	(1,645)
Company Adj. EBIT Margin (%)	8.4%	5.8%	(2.7) ppts	8.3%	6.1%	(2.2) ppts
Adjusted EPS (Diluted)	$0.72	$0.47	$(0.25)	$1.34	$0.97	$(0.37)
Adjusted ROIC (Trailing Four Quarters)	14.2%	11.1%	(3.1) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2024, our diluted earnings per share of Common and Class B Stock was $0.46, and our diluted adjusted earnings per share was $0.47.

Net income/(loss) margin was 3.8% in the second quarter of 2024, down 0.4 percentage points from a year ago. Company adjusted EBIT margin was 5.8% in the second quarter of 2024, down 2.7 percentage points from a year ago.

The table below shows our second quarter and first half 2024 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Second Quarter			First Half
	2023	2024	H / (L)	2023	2024	H / (L)
Ford Blue	$2,308	$1,171	$(1,137)	$4,931	$2,076	$(2,855)
Ford Model e	(1,080)	(1,143)	(63)	(1,802)	(2,463)	(661)
Ford Pro	2,391	2,564	173	3,757	5,572	1,815
Ford Next	(26)	(13)	13	(70)	(22)	48
Ford Credit	390	343	(47)	693	669	(24)
Corporate Other	(197)	(165)	32	(344)	(312)	32
Company Adjusted EBIT (a)	3,786	2,757	(1,029)	7,165	5,520	(1,645)
Interest on Debt	(304)	(270)	34	(612)	(548)	64
Special Items	(1,194)	(49)	1,145	(2,106)	(922)	1,184
Taxes / Noncontrolling Interests	(371)	(607)	(236)	(773)	(887)	(114)
Net Income/(Loss)	$1,917	$1,831	$(86)	$3,674	$3,163	$(511)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $86 million in net income was primarily driven by lower Ford Blue EBIT and higher tax expense, offset partially by lower restructuring costs, the non-recurrence of an accrual for the Transit Connect customs matter, and a pension remeasurement gain. The year-over-year decrease of $1.0 billion in Company adjusted EBIT was driven by lower Ford Blue and Ford Model e EBIT, offset partially by higher Ford Pro EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide second quarter and first half 2024 key metrics and the change in second quarter 2024 EBIT compared with second quarter 2023 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	Second Quarter			First Half
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000) (a)	720	741	21	1,426	1,367	(59)
Revenue ($M)	$25,002	$26,670	$1,668	$50,126	$48,424	$(1,702)
EBIT ($M)	2,308	1,171	(1,137)	4,931	2,076	(2,855)
EBIT Margin (%)	9.2%	4.4%	(4.8) ppts	9.8%	4.3%	(5.6) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 107,000 units in Q2 2023 and 105,000 units in Q2 2024).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2023 EBIT	$2,308
Volume / Mix	299
Net Pricing	194
Cost	(1,408)
Exchange	(200)
Other	(22)
Second Quarter 2024 EBIT	$1,171

In the second quarter of 2024, Ford Blue’s wholesales increased 3% from a year ago, driven primarily by higher F-150, Maverick, and Ranger volumes, offset partially by ceasing production of the Fiesta in Europe. Second quarter 2024 revenue increased 7%, driven primarily by higher wholesales.

Ford Blue’s second quarter 2024 EBIT was $1.2 billion, a decrease of $1.1 billion from a year ago, with an EBIT margin of 4.4%. The lower EBIT was primarily driven by higher warranty costs, higher material costs for new products, and higher manufacturing cost, offset partially by higher wholesales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Second Quarter			First Half
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000)	34	26	(8)	47	36	(10)
Revenue ($M)	$1,834	$1,149	$(685)	$2,541	$1,264	$(1,277)
EBIT ($M)	(1,080)	(1,143)	(63)	(1,802)	(2,463)	(661)
EBIT Margin (%)	(58.9)%	(99.5)%	(40.6) ppts	(70.9)%	(194.8)%	(123.9) ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2023 EBIT	$(1,080)
Volume / Mix	(202)
Net Pricing	(254)
Cost	422
Exchange	(45)
Other	16
Second Quarter 2024 EBIT	$(1,143)

In the second quarter of 2024, Ford Model e’s wholesales decreased 23% from a year ago to 26,000 units due to competitive market conditions. Second quarter 2024 revenue decreased 37%, primarily driven by lower wholesales and lower net pricing.

Ford Model e’s second quarter 2024 EBIT loss was $1.1 billion, a $63 million higher loss than a year ago, with an EBIT margin of negative 99.5%. The lower EBIT was primarily driven by lower net pricing, lower wholesales, and adverse mix, offset partially by favorable material cost, including lower battery-related raw materials.

Ford Pro Segment

	Second Quarter			First Half
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000) (a)	365	375	10	702	783	81
Revenue ($M)	$15,589	$16,988	$1,399	$28,838	$35,007	$6,169
EBIT ($M)	2,391	2,564	173	3,757	5,572	1,815
EBIT Margin (%)	15.3%	15.1%	(0.2) ppts	13.0%	15.9%	2.9 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 24,000 units in Q2 2023 and 21,000 units in Q2 2024).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2023 EBIT	$2,391
Volume / Mix	498
Net Pricing	275
Cost	(586)
Exchange	100
Other	(114)
Second Quarter 2024 EBIT	$2,564

In the second quarter of 2024, Ford Pro’s wholesales increased 3% from a year ago. Second quarter 2024 revenue increased 9%, reflecting higher wholesales, favorable mix, and higher net pricing driven by continued strong demand for our products.

Ford Pro’s second quarter 2024 EBIT was $2.6 billion, an increase of $173 million from a year ago, with an EBIT margin of 15.1%. The improvement in EBIT was driven by higher volume, favorable mix, and higher net pricing, offset partially by higher growth-related structural costs and higher manufacturing costs.

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

The Ford Next segment primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments. Ford Next’s second quarter 2024 EBIT loss was $13 million, a $13 million improvement from a year ago.

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

The tables below provide second quarter and first half 2024 key metrics and the change in second quarter 2024 EBT compared with second quarter 2023 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Total Net Receivables ($B)	$126.1	$137.7	$11.6
Loss-to-Receivables (bps) (a)	21	41	20	28	44	16
Auction Values (b)	$33,445	$30,515	(9)%	$32,135	$29,145	(9)%
EBT ($M)	390	343	$(47)	693	669	$(24)
ROE (%)	9%	8%	(1) ppts	9%	7%	(2) ppts

Other Balance Sheet Metrics
Debt ($B)	$123.7	$130.5	$6.8
Net Liquidity ($B)	28.9	28.3	(0.6)
Financial Statement Leverage (to 1)	9.9	9.6	(0.3)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease second quarter auction values at Q2 2024 mix and YTD amounts at YTD 2024 mix.

Change in EBT by Causal Factor (in millions)
Second Quarter 2023 EBT	$390
Volume / Mix	53
Financing Margin	144
Credit Loss	(54)
Lease Residual	(123)
Exchange	(1)
Other	(66)
Second Quarter 2024 EBT	$343

Ford Credit’s total net receivables of $137.7 billion were 9% higher than a year ago, explained primarily by higher consumer and non-consumer financing. The second quarter 2024 U.S. loss-to-receivables (“LTR”) ratio of 41 basis points increased from a year ago, and U.S. auction values in the second quarter of 2024 were lower year over year.

Ford Credit’s second quarter 2024 EBT of $343 million was $47 million lower than a year ago, explained primarily by higher operating lease depreciation reflecting higher lease return rates, higher insurance losses due to severe weather events (included in Other), and higher credit losses, offset partially by higher financing margin, higher volume, and favorable mix.

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2024, Corporate Other had a $165 million EBIT loss, a $32 million improvement from a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $270 million in the second quarter of 2024, $34 million lower than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2024 was a provision of $605 million and $883 million, respectively, resulting in effective tax rates of 24.8% and 21.8%, respectively.

Our second quarter and first half 2024 adjusted effective tax rates, which exclude special items, were 23.1% and 21.6%, respectively.

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

At June 30, 2024, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $34.8 billion.

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

Company excluding Ford Credit

	December 31, 2023	June 30, 2024
Balance Sheets ($B)
Company Cash	$28.8	$26.6
Liquidity	46.4	44.8
Debt	(19.9)	(20.4)
Cash Net of Debt	8.9	6.2

Pension Funded Status ($B) (a)
Funded Plans	$2.1	$2.7
Unfunded Plans	(4.4)	(4.1)
Total Global Pension	$(2.3)	$(1.4)

Total Funded Status OPEB	$(4.7)	$(4.6)
__________
(a)Balances at June 30, 2024 reflect net funded status at December 31, 2023, updated for service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At June 30, 2024, we had Company cash of $26.6 billion and liquidity of $44.8 billion. At June 30, 2024, about 86% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2023 Form 10-K Report)

•Purchase of regulatory compliance credits

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

Our finished product inventory at June 30, 2024 was higher than at December 31, 2023, primarily reflecting new vehicle launches and units awaiting final quality review.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials at the cost determined by the purchase price mechanism. As of June 30, 2024, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $3.7 billion of purchase obligations and approximately $6.8 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which could result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials to a replacement purchaser or back to the supplier. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, in certain instances when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials, we have recorded and may in the future record accruals related to the resale. Accruals recorded to date for such items have been immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As market conditions dictate, we have and may in the future enter into additional offtake agreements with raw material suppliers or renegotiate existing agreements. In addition, as mentioned above, we may seek to resell excess materials. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in the first half of 2025. See Item 1A. Risk Factors in our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to our offtake agreements and other long-term purchase contracts.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of June 30, 2024, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $194 million. The amount settled through the SCF program during the first half of 2024 was $767 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2023	2024	2023	2024
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$3.4	$2.4	$6.5	$4.9

Capital spending	$(1.9)	$(2.1)	$(3.7)	$(4.2)
Depreciation and tooling amortization	1.3	1.3	2.6	2.5
Net spending	$(0.6)	$(0.8)	$(1.1)	$(1.6)

Receivables	$(0.6)	$(0.2)	$(0.2)	$(0.2)
Inventory	(1.4)	1.3	(3.4)	(1.8)
Trade Payables	1.4	(1.2)	1.7	0.8
Changes in working capital	$(0.7)	$—	$(1.9)	$(1.2)

Ford Credit distributions	$—	$0.2	$—	$0.2
Interest on debt and cash taxes	(0.7)	(0.5)	(1.3)	(1.2)
All other and timing differences	1.6	2.0	1.4	1.8
Company adjusted free cash flow (a)	$2.9	$3.2	$3.6	$2.8

Restructuring	$(0.1)	$(0.3)	$(0.1)	$(0.5)
Changes in debt	—	0.2	(0.2)	0.4
Funded pension contributions	(0.1)	(0.1)	(0.2)	(0.6)
Shareholder distributions	(0.6)	(0.8)	(3.8)	(2.2)
All other	(0.9)	(0.7)	(1.7)	(2.1)
Change in cash	$1.1	$1.5	$(2.4)	$(2.2)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our second quarter 2024 Net cash provided by/(used in) operating activities was positive $5.5 billion, $0.5 billion higher than a year ago (see page 61 for additional information). The increase reflects lower working capital and higher Ford Credit operating cash flow. Company adjusted free cash flow was $3.2 billion, $0.3 billion higher than a year ago, primarily driven by lower working capital.

Capital spending was $2.1 billion in the second quarter of 2024, an increase of $0.2 billion from a year ago. We continue to expect full year 2024 capital spending to be in the range of $8 billion to $9 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Second quarter 2024 working capital impact was flat, driven by lower inventory, offset by higher trade receivables and lower trade payables, each compared to March 31, 2024. All other and timing differences were positive $2.0 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the second quarter of 2024, we contributed $83 million to our global funded pension plans. We expect to contribute about $1 billion to our global funded pension plans in 2024.

Shareholder distributions (including a regular cash dividend and anti-dilutive share repurchases) were $0.8 billion in the second quarter of 2024.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2024 were $20.1 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $2.1 billion of local credit facilities. At June 30, 2024, the utilized portion of the corporate credit facility was $6 million, representing amounts utilized for letters of credit. In addition, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates as of June 30, 2024.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 22, 2024 to extend the maturity dates of the commitments under each facility and increase the size of our 364-day revolving credit facility. Lenders under our corporate credit facility have $25 million of commitments maturing on April 26, 2026, $3.4 billion of commitments maturing on April 22, 2027, $0.1 billion of commitments maturing on April 26, 2028, and $10.0 billion of commitments maturing on April 20, 2029. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on April 22, 2027. Lenders under our 364-day revolving credit facility have $2.5 billion of commitments maturing on April 21, 2025.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at June 30, 2024, Company debt excluding Ford Credit was $20.4 billion. This balance is $0.5 billion higher than at December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the second quarter of 2024 with $28.3 billion of liquidity, up $2.6 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $22 billion of public term issuances through July 23, 2024.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity and funding diversity
•Prudently access public markets
•Continue to leverage retail deposits in Europe
•Flexibility to increase asset-backed securities mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it can continue to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s net receivables (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Funding Structure
Term unsecured debt	$52.2	$54.1	$59.2
Term asset-backed securities	55.6	58.0	53.9
Retail Deposits / Ford Interest Advantage	15.9	17.2	17.4
Other	2.4	1.4	1.1
Equity	12.5	13.4	13.6
Adjustments for cash	(12.5)	(10.9)	(7.5)
Total Net Receivables	$126.1	$133.2	$137.7

Securitized Funding as Percent of Total Debt	45.0%	44.9%	41.3%

Net receivables of $137.7 billion at June 30, 2024 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 41.3% as of June 30, 2024.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2022 and 2023, planned issuances for full year 2024, and its global public term funding issuances through July 23, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through July 23
Unsecured	$6	$14	$ 14-17	$12
Securitizations (a)	10	14	14-16	10
Total public	$16	$28	$ 28-33	$22
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2024, Ford Credit now projects full year public term funding in the range of $28 billion to $33 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Liquidity Sources (a)
Cash	$12.5	$10.9	$7.5
Committed asset-backed facilities	42.3	42.9	42.5
Other unsecured credit facilities	2.6	2.4	2.2
Total liquidity sources	$57.4	$56.2	$52.2

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.9)	$(2.8)	$(2.8)
Committed asset-backed facilities	(23.1)	(27.5)	(21.1)
Other unsecured credit facilities	(1.2)	(0.4)	(0.2)
Total utilization of liquidity	$(27.2)	$(30.7)	$(24.1)

Available liquidity	$30.2	$25.5	$28.1
Other adjustments	(1.3)	0.2	0.2
Net liquidity available for use	$28.9	$25.7	$28.3
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2024, Ford Credit’s net liquidity available for use was $28.3 billion, $2.6 billion higher than year-end 2023, reflecting strong access to public funding markets. At June 30, 2024, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $52.2 billion, down $4.0 billion from year-end 2023, primarily explained by lower cash due to higher receivables.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Leverage Calculation
Debt	$123.7	$129.3	$130.5
Equity (a)	12.5	13.4	13.6
Financial statement leverage (to 1)	9.9	9.7	9.6
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At June 30, 2024, Ford Credit’s financial statement leverage was 9.6:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of June 30, 2024, our total Company pension underfunded status reported on our consolidated balance sheets was $1.4 billion and reflects the net funded status at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2023	June 30, 2024
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$4.1	$3.8
Add: Noncontrolling interest	(0.2)	—
Less: Income tax	(0.5)	0.2
Add: Cash tax	(1.0)	(1.2)
Less: Interest on debt	(1.3)	(1.2)
Less: Total pension/OPEB income/(cost)	(0.6)	(2.6)
Add: Pension/OPEB service costs	(0.7)	(0.6)
Net operating profit/(loss) after cash tax	$4.5	$5.7
Less: Special items (excl. pension/OPEB) pre-tax	(5.1)	(2.0)
Adjusted net operating profit/(loss) after cash tax	$9.6	$7.7

Invested Capital
Equity	$43.6	$43.6
Debt (excl. Ford Credit)	19.6	20.4
Net pension and OPEB liability	4.6	6.0
Invested capital (end of period)	$67.8	$70.0
Average invested capital	$67.6	$69.1

ROIC (a)	6.7%	8.2%
Adjusted ROIC (Non-GAAP) (b)	14.2%	11.1%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

We provided 2024 Company guidance in our earnings release furnished on Form 8-K dated July 24, 2024. The guidance is based on our expectations as of July 24, 2024, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC.

2024 Guidance
Total Company
Adjusted EBIT (a)	$10 - $12 billion
Adjusted Free Cash Flow (a)	$7.5 - $8.5 billion
Capital spending	$8 - $9 billion

Ford Credit
EBT	About $1.5 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2024, we expect adjusted EBIT of $10 billion to $12 billion and adjusted free cash flow of $7.5 billion to $8.5 billion.

On a segment basis, we expect:

•Ford Pro EBIT of $9 billion to $10 billion driven by continued growth and favorable mix, offset partially by moderated pricing
•Ford Blue EBIT of $6 billion to $6.5 billion, reflecting a balanced market equation and higher product, manufacturing, and warranty costs, offset partially by cost efficiencies
•Ford Model e EBIT loss of $5 billion to $5.5 billion driven by continued pricing pressure and investments in new electric vehicles
•Ford Credit EBT of about $1.5 billion

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2023	2024	2023	2024
Net income/(loss) attributable to Ford (GAAP)	$1,917	$1,831	$3,674	$3,163
Income/(Loss) attributable to noncontrolling interests	99	2	5	4
Net income/(loss)	$2,016	$1,833	$3,679	$3,167
Less: (Provision for)/Benefit from income taxes	(272)	(605)	(768)	(883)
Income/(Loss) before income taxes	$2,288	$2,438	$4,447	$4,050
Less: Special items pre-tax	(1,194)	(49)	(2,106)	(922)
Income/(Loss) before special items pre-tax	$3,482	$2,487	$6,553	$4,972
Less: Interest on debt	(304)	(270)	(612)	(548)
Adjusted EBIT (Non-GAAP)	$3,786	$2,757	$7,165	$5,520

Memo:
Revenue ($B)	$45.0	$47.8	$86.4	$90.6
Net income/(loss) margin (GAAP) (%)	4.3%	3.8%	4.3%	3.5%
Adjusted EBIT margin (Non-GAAP) (%)	8.4%	5.8%	8.3%	6.1%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Second Quarter		First Half
	2023	2024	2023	2024
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,917	$1,831	$3,674	$3,163
Less: Impact of pre-tax and tax special items (a)	(1,012)	(79)	(1,722)	(732)
Adjusted net income/(loss) – diluted (Non-GAAP)	$2,929	$1,910	$5,396	$3,895

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,003	3,985	3,996	3,982
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	38	37	39	40
Diluted shares	4,041	4,022	4,035	4,022

Earnings/(Loss) per share – diluted (GAAP)	$0.47	$0.46	$0.91	$0.79
Less: Net impact of adjustments	(0.25)	(0.01)	(0.43)	(0.18)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.72	$0.47	$1.34	$0.97
_________
(a)Includes adjustment for noncontrolling interest in the second quarter and first half of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2023	2024	2023	2024	Memo: FY 2023
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$2,288	$2,438	$4,447	$4,050	$3,967
Less: Impact of special items	(1,194)	(49)	(2,106)	(922)	(5,147)
Adjusted earnings before taxes (Non-GAAP)	$3,482	$2,487	$6,553	$4,972	$9,114

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP) (a)	$(272)	$(605)	$(768)	$(883)	$362
Less: Impact of special items (b)	177	(30)	321	190	1,273
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(449)	$(575)	$(1,089)	$(1,073)	$(911)

Tax Rate (%)
Effective tax rate (GAAP)	11.9%	24.8%	17.3%	21.8%	(9.1)%
Adjusted effective tax rate (Non-GAAP)	12.9%	23.1%	16.6%	21.6%	10.0%
_________
(a)Full Year 2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.
(b)Full Year 2023 reflects benefits from China legal entity restructuring.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2023	2024	2023	2024
Net cash provided by/(used in) operating activities (GAAP)	$5,035	$5,508	$7,835	$6,893

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$581	$685	$1,207	$1,866
Funded pension contributions	(109)	(83)	(234)	(633)
Restructuring (including separations) (a)	(118)	(289)	(199)	(465)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	(5)	(33)
Other, net	(73)	4	(213)	(605)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(1,927)	$(2,078)	$(3,687)	$(4,151)
Ford Credit distributions	—	150	—	150
Settlement of derivatives	92	(26)	20	(3)
Company adjusted free cash flow (Non-GAAP)	$2,919	$3,237	$3,612	$2,758
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2024
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$44,811	$2,997	$47,808
Total costs and expenses	43,167	2,758	45,925
Operating income/(loss)	1,644	239	1,883
Interest expense on Company debt excluding Ford Credit	270	—	270
Other income/(loss), net	534	94	628
Equity in net income/(loss) of affiliated companies	187	10	197
Income/(Loss) before income taxes	2,095	343	2,438
Provision for/(Benefit from) income taxes	517	88	605
Net income/(loss)	1,578	255	1,833
Less: Income/(Loss) attributable to noncontrolling interests	2	—	2
Net income/(loss) attributable to Ford Motor Company	$1,576	$255	$1,831

	For the period ended June 30, 2024
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$84,701	$5,884	$90,585
Total costs and expenses	82,019	5,458	87,477
Operating income/(loss)	2,682	426	3,108
Interest expense on Company debt excluding Ford Credit	548	—	548
Other income/(loss), net	901	225	1,126
Equity in net income/(loss) of affiliated companies	346	18	364
Income/(Loss) before income taxes	3,381	669	4,050
Provision for/(Benefit from) income taxes	703	180	883
Net income/(loss)	2,678	489	3,167
Less: Income/(Loss) attributable to noncontrolling interests	4	—	4
Net income/(loss) attributable to Ford Motor Company	$2,674	$489	$3,163

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2024
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$12,505	$7,448	$—	$19,953
Marketable securities	13,931	682	—	14,613
Ford Credit finance receivables, net	—	47,434	—	47,434
Trade and other receivables, net	6,035	10,767	—	16,802
Inventories	17,183	—	—	17,183
Other assets	3,272	1,261	—	4,533
Receivable from other segments	1,291	2,270	(3,561)	—
Total current assets	54,217	69,862	(3,561)	120,518

Ford Credit finance receivables, net	—	58,159	—	58,159
Net investment in operating leases	1,170	20,375	—	21,545
Net property	40,420	289	—	40,709
Equity in net assets of affiliated companies	7,090	125	—	7,215
Deferred income taxes	16,307	156	5	16,468
Other assets	10,791	1,181	—	11,972
Receivable from other segments	75	12	(87)	—
Total assets	$130,070	$150,159	$(3,643)	$276,586
Liabilities
Payables	$24,550	$908	$—	$25,458
Other liabilities and deferred revenue	24,400	2,980	—	27,380
Debt payable within one year	1,712	48,853	—	50,565
Payable to other segments	3,427	134	(3,561)	—
Total current liabilities	54,089	52,875	(3,561)	103,403

Other liabilities and deferred revenue	26,624	1,665	—	28,289
Long-term debt	18,694	81,642	—	100,336
Deferred income taxes	611	347	5	963
Payable to other segments	12	75	(87)	—
Total liabilities	$100,030	$136,604	$(3,643)	$232,991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2024
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$2,678	$489	$—	$3,167
Depreciation and tooling amortization	2,550	1,245	—	3,795
Other amortization	29	(801)	—	(772)
Provision for credit and insurance losses	7	310	—	317
Pension and OPEB expense/(income)	201	—	—	201
Equity method investment dividends received in excess of (earnings)/losses and impairments	(117)	(7)	—	(124)
Foreign currency adjustments	202	(29)	—	173
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	4	4	—	8
Stock compensation	266	9	—	275
Provision for/(Benefit from) deferred income taxes	157	49	—	206
Decrease/(Increase) in finance receivables (wholesale and other)	—	(1,865)	—	(1,865)
Decrease/(Increase) in intersegment receivables/payables	457	(457)	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,357)	(246)	—	(1,603)
Decrease/(Increase) in inventory	(1,845)	—	—	(1,845)
Increase/(Decrease) in accounts payable and accrued and other liabilities	4,968	301	—	5,269
Other	(303)	(6)	—	(309)
Interest supplements and residual value support to Ford Credit	(2,870)	2,870	—	—
Net cash provided by/(used in) operating activities	$5,027	$1,866	$—	$6,893
Cash flows from investing activities
Capital spending	$(4,151)	$(43)	$—	$(4,194)
Acquisitions of finance receivables and operating leases	—	(29,542)	—	(29,542)
Collections of finance receivables and operating leases	—	22,530	—	22,530
Purchases of marketable and other investments	(5,974)	(95)	—	(6,069)
Sales and maturities of marketable securities and other investments	6,612	200	—	6,812
Settlements of derivatives	(3)	(234)	—	(237)
Capital contributions to equity method investments	(1,299)	—	—	(1,299)
Other	78	—	—	78
Investing activity (to)/from other segments	150	4	(154)	—
Net cash provided by/(used in) investing activities	$(4,587)	$(7,180)	$(154)	$(11,921)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,925)	$—	$—	$(1,925)
Purchases of common stock	(244)	—	—	(244)
Net changes in short-term debt	421	(1,429)	—	(1,008)
Proceeds from issuance of long-term debt	—	28,960	—	28,960
Payments of long-term debt	(79)	(25,066)	—	(25,145)
Other	(161)	(93)	—	(254)
Financing activity to/(from) other segments	(4)	(150)	154	—
Net cash provided by/(used in) financing activities	$(1,992)	$2,222	$154	$384

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(90)	$(150)	$—	$(240)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At June 30, 2024, total equity attributable to Ford was $43.6 billion, an increase of $0.8 billion compared with December 31, 2023. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$3.2
Shareholder distributions	(2.2)
Other comprehensive income/(loss), net	(0.3)
Common stock issued (including share-based compensation impacts)	0.1
Total	$0.8

U.S. Sales by Type. The following table shows second quarter 2024 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	23,957	24,323
Hybrid Vehicles	53,822	65,360
Internal Combustion Vehicles	458,271	490,285
Total Vehicles	536,050	579,968

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2024, was an asset of $51 million, compared with a liability of $319 million as of December 31, 2023. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $3.1 billion at June 30, 2024, compared with $3.1 billion at December 31, 2023.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2024, was an asset of $54 million, compared with a liability of $9 million at December 31, 2023. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $200 million at June 30, 2024, compared with $203 million at December 31, 2023.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2024, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $95 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 35 of our 2023 Form 10-K Report and page 66 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2024, we repurchased shares of Ford Common Stock as part of an anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2024. The program originally authorized repurchases of up to 53 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—	$—	—	53,000,000
May 1, 2024 through May 31, 2024	19,299,600	12.34	19,299,600	33,700,400
June 1, 2024 through June 30, 2024	480,400	11.95	480,400	33,220,000
Total / Average	19,780,000	$12.33	19,780,000

ITEM 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 10.1	Twenty-First Amendment dated April 22, 2024 to the Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 10.2	Sixth Amendment dated April 22, 2024 to the Revolving Credit Agreement dated as of April 23, 2019, as amended and restated as of September 29, 2021.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 10.3	Third Amendment dated April 22, 2024 to the 364-Day Revolving Credit Agreement dated June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
__________
(a)Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).
(b)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	July 24, 2024