Form 10-Q
period 2024-09-30
FORD MOTOR CO
filed 2024-10-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

or

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

As of October 24, 2024, Ford had outstanding 3,903,436,517 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 69

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2023	2024	2023	2024
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Company excluding Ford Credit	$41,176	$43,069	$122,688	$127,770
Ford Credit	2,625	3,127	7,541	9,011
Total revenues (Note 3)	43,801	46,196	130,229	136,781

Costs and expenses
Cost of sales	37,548	40,168	109,688	117,133
Selling, administrative, and other expenses	2,671	2,456	7,927	7,510
Ford Credit interest, operating, and other expenses	2,453	2,692	6,911	8,150
Total costs and expenses	42,672	45,316	124,526	132,793
Operating income/(loss)	1,129	880	5,703	3,988
Interest expense on Company debt excluding Ford Credit	324	272	936	820
Other income/(loss), net (Note 4)	319	114	798	1,240
Equity in net income/(loss) of affiliated companies	263	147	269	511
Income/(Loss) before income taxes	1,387	869	5,834	4,919
Provision for/(Benefit from) income taxes	214	(27)	982	856
Net income/(loss)	1,173	896	4,852	4,063
Less: Income/(Loss) attributable to noncontrolling interests	(26)	4	(21)	8
Net income/(loss) attributable to Ford Motor Company	$1,199	$892	$4,873	$4,055

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.30	$0.22	$1.22	$1.02
Diluted income/(loss)	0.30	0.22	1.21	1.01

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,004	3,976	3,999	3,980
Diluted shares	4,050	4,018	4,040	4,020

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2023	2024	2023	2024
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$1,173	$896	$4,852	$4,063
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	(371)	431	400	(204)
Marketable securities	28	180	94	200
Derivative instruments	325	(292)	(99)	(44)
Pension and other postretirement benefits	7	50	13	101
Total other comprehensive income/(loss), net of tax	(11)	369	408	53
Comprehensive income/(loss)	1,162	1,265	5,260	4,116
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(28)	5	(19)	8
Comprehensive income/(loss) attributable to Ford Motor Company	$1,190	$1,260	$5,279	$4,108

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	September 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$24,862	$23,449
Marketable securities (Note 7)	15,309	13,456
Ford Credit finance receivables, net of allowance for credit losses of $256 and $247 (Note 8)	46,425	49,340
Trade and other receivables, less allowances of $64 and $73	15,601	16,469
Inventories (Note 9)	15,651	18,025
Other assets	3,633	4,360
Total current assets	121,481	125,099
Ford Credit finance receivables, net of allowance for credit losses of $626 and $615 (Note 8)	55,650	59,889
Net investment in operating leases	21,384	22,389
Net property	40,821	41,169
Equity in net assets of affiliated companies	5,548	8,029
Deferred income taxes	16,985	17,216
Other assets	11,441	13,256
Total assets	$273,310	$287,047

LIABILITIES
Payables	$25,992	$27,424
Other liabilities and deferred revenue (Note 10 and Note 18)	25,870	28,048
Debt payable within one year (Note 12)
Company excluding Ford Credit	477	1,526
Ford Credit	49,192	52,038
Total current liabilities	101,531	109,036
Other liabilities and deferred revenue (Note 10 and Note 18)	28,414	28,977
Long-term debt (Note 12)
Company excluding Ford Credit	19,467	19,071
Ford Credit	80,095	84,623
Deferred income taxes	1,005	1,001
Total liabilities	230,512	242,708

EQUITY
Common Stock, par value $0.01 per share (4,110 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,128	23,397
Retained earnings	31,029	32,525
Accumulated other comprehensive income/(loss) (Note 16)	(9,042)	(8,989)
Treasury stock	(2,384)	(2,660)
Total equity attributable to Ford Motor Company	42,773	44,315
Equity attributable to noncontrolling interests	25	24
Total equity	42,798	44,339
Total liabilities and equity	$273,310	$287,047

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2023	September 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,526
Ford Credit finance receivables, net	56,131	60,377
Net investment in operating leases	11,179	13,318
Other assets	90	41
LIABILITIES
Other liabilities and deferred revenue	$45	$121
Debt	48,177	46,170

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2023	2024
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$4,852	$4,063
Depreciation and tooling amortization	5,678	5,636
Other amortization	(853)	(1,219)
Provision for credit and insurance losses	349	433
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	1,026	689
Equity method investment dividends received in excess of (earnings)/losses and impairments	(71)	(216)
Foreign currency adjustments	(99)	296
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	187	25
Stock compensation	350	404
Provision for/(Benefit from) deferred income taxes	(45)	(329)
Decrease/(Increase) in finance receivables (wholesale and other)	(1,234)	(2,739)
Decrease/(Increase) in accounts receivable and other assets	(2,965)	(2,046)
Decrease/(Increase) in inventory	(4,229)	(2,338)
Increase/(Decrease) in accounts payable and accrued and other liabilities	9,195	9,386
Other	285	350
Net cash provided by/(used in) operating activities	12,426	12,395

Cash flows from investing activities
Capital spending	(5,941)	(6,186)
Acquisitions of finance receivables and operating leases	(40,162)	(44,942)
Collections of finance receivables and operating leases	33,726	33,855
Purchases of marketable securities and other investments	(5,899)	(8,501)
Sales and maturities of marketable securities and other investments	10,384	10,611
Settlements of derivatives	(207)	(174)
Capital contributions to equity method investments	(1,615)	(2,200)
Other	(505)	28
Net cash provided by/(used in) investing activities	(10,219)	(17,509)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(4,394)	(2,522)
Purchases of common stock	—	(276)
Net changes in short-term debt	(942)	(1,233)
Proceeds from issuance of long-term debt	36,582	43,579
Payments of long-term debt	(31,819)	(35,563)
Other	(226)	(290)
Net cash provided by/(used in) financing activities	(799)	3,695

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(114)	35

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$1,294	$(1,384)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,340	$25,110
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,294	(1,384)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$26,634	$23,726

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	1,757	—	—	1,757	(94)	1,663
Other comprehensive income/(loss), net	—	—	—	551	—	551	—	551
Common Stock issued (a)	—	57	—	—	—	57	—	57
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.80 per share) (b)	—	—	(3,241)	—	—	(3,241)	—	(3,241)
Balance at March 31, 2023	$42	$22,889	$30,270	$(8,788)	$(2,047)	$42,366	$(169)	$42,197
Net income/(loss)	—	—	1,917	—	—	1,917	99	2,016
Other comprehensive income/(loss), net	—	—	—	(136)	—	(136)	4	(132)
Common Stock issued (a)	—	140	—	—	—	140	—	140
Treasury stock/other	—	—	—	—	—	—	(5)	(5)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2023	$42	$23,029	$31,577	$(8,924)	$(2,047)	$43,677	$(71)	$43,606
Net income/(loss)	—	—	1,199	—	—	1,199	(26)	1,173
Other comprehensive income/(loss), net	—	—	—	(9)	—	(9)	(2)	(11)
Common stock issued (a)	—	115	—	—	—	115	—	115
Treasury stock/other	—	(112)	—	—	—	(112)	112	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(607)	—	—	(607)	—	(607)
Balance at September 30, 2023	$42	$23,032	$32,169	$(8,933)	$(2,047)	$44,263	$13	$44,276

Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897
Net income/(loss)	—	—	1,831	—	—	1,831	2	1,833
Other comprehensive income/(loss), net	—	—	—	(425)	—	(425)	(1)	(426)
Common Stock issued (a)	—	145	—	—	—	145	—	145
Treasury stock/other	—	—	—	—	(244)	(244)	—	(244)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2024	$42	$23,270	$32,240	$(9,357)	$(2,628)	$43,567	$28	$43,595
Net income/(loss)	—	—	892	—	—	892	4	896
Other comprehensive income/(loss), net	—	—	—	368	—	368	1	369
Common stock issued (a)	—	127	—	—	—	127	—	127
Treasury stock/other	—	—	—	—	(32)	(32)	(9)	(41)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(607)	—	—	(607)	—	(607)
Balance at September 30, 2024	$42	$23,397	$32,525	$(8,989)	$(2,660)	$44,315	$24	$44,339
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$39,916	$—	$39,916
Used vehicles	482	—	482
Services and other revenue (a)	733	20	753
Revenues from sales and services	41,131	20	41,151

Leasing income	45	1,017	1,062
Financing income	—	1,563	1,563
Insurance income	—	25	25
Total revenues	$41,176	$2,625	$43,801

	Third Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$41,665	$—	$41,665
Used vehicles	532	—	532
Services and other revenue (a)	818	23	841
Revenues from sales and services	43,015	23	43,038

Leasing income	54	1,065	1,119
Financing income	—	2,002	2,002
Insurance income	—	37	37
Total revenues	$43,069	$3,127	$46,196

	First Nine Months 2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$119,084	$—	$119,084
Used vehicles	1,408	—	1,408
Services and other revenue (a)	2,061	86	2,147
Revenues from sales and services	122,553	86	122,639

Leasing income	135	3,095	3,230
Financing income	—	4,290	4,290
Insurance income	—	70	70
Total revenues	$122,688	$7,541	$130,229

	First Nine Months 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$123,852	$—	$123,852
Used vehicles	1,531	—	1,531
Services and other revenue (a)	2,232	85	2,317
Revenues from sales and services	127,615	85	127,700

Leasing income	155	3,112	3,267
Financing income	—	5,710	5,710
Insurance income	—	104	104
Total revenues	$127,770	$9,011	$136,781
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectations of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a de minimis adjustment related to revenue recognized in prior periods in the third quarter of 2023 and a decrease of $329 million in the third quarter of 2024.

We had a balance of $4.8 billion and $5.3 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2023 and September 30, 2024, respectively. We expect to recognize approximately $500 million of the unearned amount in the remainder of 2024, $1.6 billion in 2025, and $3.2 billion thereafter. We recognized $385 million and $472 million of unearned amounts from prior years as revenue during the third quarter of 2023 and 2024, respectively, and $1.1 billion and $1.3 billion in the nine months of 2023 and 2024, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $317 million and $321 million in deferred costs as of December 31, 2023 and September 30, 2024, respectively. We recognized $26 million of amortization during both the third quarter of 2023 and 2024, respectively, and $77 million and $79 million in the first nine months of 2023 and 2024, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$(273)	$(347)	$(605)	$(266)
Investment-related interest income	414	367	1,134	1,144
Interest income/(expense) on income taxes	(6)	(1)	(12)	(24)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(24)	(17)	(187)	(25)
Gains/(Losses) on changes in investments in affiliates	2	66	19	90
Royalty income	124	123	354	360
Other	82	(77)	95	(39)
Total	$319	$114	$798	$1,240

NOTE 5. INCOME TAXES

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. During the quarter we recognized tax benefits from a change in our full-year forecast of tax expense, including benefits related to the write-down of certain product-specific manufacturing and vendor tooling assets, resulting in a negative 3.1% effective tax rate for the third quarter of 2024.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Net income/(loss) attributable to Ford Motor Company	$1,199	$892	$4,873	$4,055

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,004	3,976	3,999	3,980
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	46	42	41	40
Diluted shares	4,050	4,018	4,040	4,020

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,320	$912	$3,232
U.S. government agencies	2	2,075	625	2,700
Non-U.S. government and agencies	2	699	276	975
Corporate debt	2	1,617	101	1,718
Total marketable securities classified as cash equivalents		6,711	1,914	8,625
Cash, time deposits, and money market funds		7,493	8,744	16,237
Total cash and cash equivalents		$14,204	$10,658	$24,862

Marketable securities
U.S. government	1	$4,467	$207	$4,674
U.S. government agencies	2	1,774	49	1,823
Non-U.S. government and agencies	2	2,096	109	2,205
Corporate debt	2	5,807	268	6,075
Equities	1	23	—	23
Other marketable securities	2	353	156	509
Total marketable securities		$14,520	$789	$15,309

Restricted cash		$111	$137	$248

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—
		September 30, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,498	$—	$1,498
U.S. government agencies	2	2,605	—	2,605
Non-U.S. government and agencies	2	1,290	697	1,987
Corporate debt	2	643	50	693
Total marketable securities classified as cash equivalents		6,036	747	6,783
Cash, time deposits, and money market funds		8,942	7,724	16,666
Total cash and cash equivalents		$14,978	$8,471	$23,449

Marketable securities
U.S. government	1	$3,050	$247	$3,297
U.S. government agencies	2	1,736	—	1,736
Non-U.S. government and agencies	2	1,943	77	2,020
Corporate debt	2	5,489	262	5,751
Equities	1	16	—	16
Other marketable securities	2	495	141	636
Total marketable securities		$12,729	$727	$13,456

Restricted cash		$126	$108	$234

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$43	$—	$43

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,458	$6	$(66)	$4,398	$2,172	$2,216	$10
U.S. government agencies	2,053	4	(62)	1,995	490	1,487	18
Non-U.S. government and agencies	1,948	1	(75)	1,874	587	1,275	12
Corporate debt	7,433	27	(67)	7,393	2,830	4,558	5
Other marketable securities	322	2	(4)	320	—	247	73
Total	$16,214	$40	$(274)	$15,980	$6,079	$9,783	$118

	September 30, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,969	$19	$(14)	$2,974	$834	$2,140	$—
U.S. government agencies	1,813	10	(33)	1,790	641	1,129	20
Non-U.S. government and agencies	1,764	7	(35)	1,736	492	1,230	14
Corporate debt	6,034	84	(14)	6,104	1,228	4,851	25
Other marketable securities	463	6	(1)	468	—	378	90
Total	$13,043	$126	$(97)	$13,072	$3,195	$9,728	$149

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Company excluding Ford Credit
Sales proceeds	$506	$3,300	$2,384	$9,734
Gross realized gains	—	10	1	15
Gross realized losses	6	10	27	26

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$619	$(2)	$2,735	$(64)	$3,354	$(66)
U.S. government agencies	283	(1)	1,068	(61)	1,351	(62)
Non-U.S. government and agencies	67	—	1,654	(75)	1,721	(75)
Corporate debt	2,608	(2)	2,192	(65)	4,800	(67)
Other marketable securities	26	—	122	(4)	148	(4)
Total	$3,603	$(5)	$7,771	$(269)	$11,374	$(274)

	September 30, 2024
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$329	$—	$986	$(14)	$1,315	$(14)
U.S. government agencies	13	—	927	(33)	940	(33)
Non-U.S. government and agencies	81	—	1,099	(35)	1,180	(35)
Corporate debt	689	—	687	(14)	1,376	(14)
Other marketable securities	17	—	81	(1)	98	(1)
Total	$1,129	$—	$3,780	$(97)	$4,909	$(97)

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2024, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	September 30, 2024
Cash and cash equivalents	$24,862	$23,449
Restricted cash (a)	248	234
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	—	43
Total cash, cash equivalents, and restricted cash	$25,110	$23,726
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2023	September 30, 2024
Consumer
Retail installment contracts, gross	$73,825	$79,407
Finance leases, gross	7,793	8,752
Retail financing, gross	81,618	88,159
Unearned interest supplements	(3,344)	(4,582)
Consumer finance receivables	78,274	83,577
Non-Consumer
Dealer financing	24,683	26,514
Non-Consumer finance receivables	24,683	26,514
Total recorded investment	$102,957	$110,091

Recorded investment in finance receivables	$102,957	$110,091
Allowance for credit losses	(882)	(862)
Total finance receivables, net	$102,075	$109,229

Current portion	$46,425	$49,340
Non-current portion	55,650	59,889
Total finance receivables, net	$102,075	$109,229

Net finance receivables subject to fair value (a)	$94,728	$100,999
Fair value (b)	93,189	100,761
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2023 and 2024 was $102 million and $137 million, respectively, and for the first nine months of 2023 and 2024 was $276 million and $376 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2023 and September 30, 2024, accrued interest was $294 million and $303 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2023 and September 30, 2024, were consumer receivables of $46.0 billion and $48.7 billion, respectively, and non-consumer receivables of $21.3 billion and $23.7 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61 - 120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,359	7,385	11,301	20,247	35,163	77,346	98.8
Total	$947	$2,423	$7,552	$11,473	$20,502	$35,377	$78,274	100.0%

Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at September 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31 - 60 days past due	$50	$97	$104	$178	$224	$116	$769	0.9%
61 - 120 days past due	9	22	29	49	62	27	198	0.2
Greater than 120 days past due	7	7	10	17	13	2	56	0.1
Total past due	66	126	143	244	299	145	1,023	1.2
Current	1,178	4,050	6,757	14,374	27,169	29,026	82,554	98.8
Total	$1,244	$4,176	$6,900	$14,618	$27,468	$29,171	$83,577	100.0%

Gross charge-offs	$38	$46	$55	$115	$136	$18	$408

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$383	$30	$58	$156	$61	$331	$1,019	$20,419	$21,438	86.9%
Group II	16	—	1	3	2	44	66	2,834	2,900	11.7
Group III	—	—	—	—	1	8	9	292	301	1.2
Group IV	—	1	—	—	—	2	3	41	44	0.2
Total (a)	$399	$31	$59	$159	$64	$385	$1,097	$23,586	$24,683	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

The credit quality analysis of dealer financing receivables at September 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total		Total	Percent
Group I	$284	$63	$105	$48	$239	$156	$895	$23,224	$24,119	91.0%
Group II	9	—	3	2	26	26	66	2,022	2,088	7.9
Group III	—	—	—	—	1	5	6	295	301	1.1
Group IV	—	—	—	—	—	—	—	6	6	—
Total (a)	$293	$63	$108	$50	$266	$187	$967	$25,547	$26,514	100.0%

Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at September 30, 2024 were $3 million.

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

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2024, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2023			First Nine Months 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$866	$7	$873	$838	$7	$845
Charge-offs	(105)	—	(105)	(279)	—	(279)
Recoveries	37	—	37	113	1	114
Provision for credit losses	75	(1)	74	193	(2)	191
Other (a)	(3)	—	(3)	5	—	5
Ending balance	$870	$6	$876	$870	$6	$876

	Third Quarter 2024			First Nine Months 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$876	$4	$880	$879	$3	$882
Charge-offs	(155)	—	(155)	(408)	(7)	(415)
Recoveries	41	—	41	122	3	125
Provision for credit losses	99	—	99	277	5	282
Other (a)	(3)	—	(3)	(12)	—	(12)
Ending balance	$858	$4	$862	$858	$4	$862
__________
(a)    Primarily represents amounts related to translation adjustments.

During the first nine months of 2024, the allowance for credit losses decreased $20 million, reflecting improvement in the macroeconomic outlook, offset partially by an increase in Ford Credit consumer receivables.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2023	September 30, 2024
Raw materials, work-in-process, and supplies	$6,196	$6,024
Finished products	9,455	12,001
Total inventories	$15,651	$18,025

Our finished product inventory at September 30, 2024 was higher than at December 31, 2023, reflecting higher in-plant and in-transit inventory, partially driven by new vehicle launches.

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2023	September 30, 2024
Current
Dealer and dealers’ customer allowances and claims	$12,910	$14,082
Deferred revenue	2,515	3,357
Employee benefit plans	2,282	2,392
Accrued interest	1,224	1,360
Operating lease liabilities	481	521
OPEB (a)	331	330
Pension (a)	205	207
Other (b)	5,922	5,799
Total current other liabilities and deferred revenue	$25,870	$28,048
Non-current
Dealer and dealers’ customer allowances and claims	$7,506	$8,717
Pension (a)	6,383	5,351
OPEB (a)	4,365	4,287
Deferred revenue	5,051	5,016
Operating lease liabilities	1,395	1,557
Employee benefit plans	837	901
Other (b)	2,877	3,148
Total non-current other liabilities and deferred revenue	$28,414	$28,977
__________
(a)Balances at September 30, 2024 reflect pension and OPEB liabilities at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023. Included in Other assets are pension assets of $4.3 billion and $4.2 billion at December 31, 2023 and September 30, 2024, respectively.
(b)Includes current derivative liabilities of $1.0 billion and $0.8 billion at December 31, 2023 and September 30, 2024, respectively. Includes non-current derivative liabilities of $1.3 billion and $1.0 billion at December 31, 2023 and September 30, 2024, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$74	$62	$5	$73	$62	$6
Interest cost	413	245	58	400	237	57
Expected return on assets	(474)	(227)	—	(455)	(256)	—
Amortization of prior service costs/(credits)	—	7	1	23	6	2
Net remeasurement (gain)/loss	176	(7)	—	112	56	—
Separation costs/other	3	57	—	7	30	—
Settlements and curtailments	20	1	—	128	—	—
Net periodic benefit cost/(income)	$212	$138	$64	$288	$135	$65

	First Nine Months
	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$221	$184	$16	$219	$186	$18
Interest cost	1,226	724	173	1,201	705	170
Expected return on assets	(1,440)	(669)	—	(1,365)	(763)	—
Amortization of prior service costs/(credits)	—	17	3	70	18	7
Net remeasurement (gain)/loss	370	1	—	112	(127)	—
Separation costs/other	15	118	—	16	97	—
Settlements and curtailments	65	2	—	128	(3)	—
Net periodic benefit cost/(income)	$457	$377	$192	$381	$113	$195

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

In the third quarter and first nine months of 2024, we had settlement and curtailment expenses of $128 million and $125 million, respectively, which resulted in remeasurement losses of $168 million and remeasurement gains of $15 million, respectively.

Pension Plan Contributions

During 2024, we continue to expect to contribute about $1 billion of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first nine months of 2024, we contributed $967 million to our global funded pension plans and made $316 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2023	September 30, 2024
Company excluding Ford Credit
Debt payable within one year
Short-term	$362	$536
Long-term payable within one year
U.K. Export Finance Program	—	838
Other debt (including finance leases)	117	171
Unamortized (discount)/premium	(2)	(17)
Unamortized issuance costs	—	(2)
Total debt payable within one year	477	1,526
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,935
Convertible notes (a)	2,300	2,300
U.K. Export Finance Program	1,749	1,005
Other debt (including finance leases)	811	1,104
Unamortized (discount)/premium	(155)	(117)
Unamortized issuance costs	(173)	(156)
Total long-term debt payable after one year	19,467	19,071
Total Company excluding Ford Credit	$19,944	$20,597
Fair value of Company debt excluding Ford Credit (b)	$19,775	$20,677
Ford Credit
Debt payable within one year
Short-term	$18,658	$17,315
Long-term payable within one year
Unsecured debt	11,755	12,995
Asset-backed debt	18,851	21,855
Unamortized (discount)/premium	(1)	—
Unamortized issuance costs	(13)	(18)
Fair value adjustments (c)	(58)	(109)
Total debt payable within one year	49,192	52,038
Long-term debt payable after one year
Unsecured debt	45,435	52,256
Asset-backed debt	36,074	33,144
Unamortized (discount)/premium	10	(19)
Unamortized issuance costs	(224)	(230)
Fair value adjustments (c)	(1,200)	(528)
Total long-term debt payable after one year	80,095	84,623
Total Ford Credit	$129,287	$136,661
Fair value of Ford Credit debt (b)	$130,533	$139,158
__________
(a)As of September 30, 2024, each $1,000 principal amount of the notes will be convertible into 69.2318 shares of our Common Stock, which is equivalent to a conversion price of approximately $14.44 per share. We recognized issuance cost amortization of $2 million and $5 million during the third quarter and first nine months of 2023 and 2024, respectively.
(b)At December 31, 2023 and September 30, 2024, the fair value of debt includes $362 million and $536 million of Company excluding Ford Credit short-term debt, respectively, and $15.5 billion and $16.0 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(c)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(536) million at December 31, 2023 and September 30, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $42.2 billion at December 31, 2023 and September 30, 2024, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2023	2024	2023	2024
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$21	$16	$111	$80
Commodity contracts (b)	(18)	(11)	(42)	(40)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(137)	(92)	(407)	(294)
Fair value changes on hedging instruments	(219)	585	(285)	316
Fair value changes on hedged debt	210	(553)	223	(316)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(23)	(33)	(56)	(97)
Fair value changes on hedging instruments	(46)	266	(48)	155
Fair value changes on hedged debt	44	(261)	47	(159)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	22	133	44	328
Cross-currency interest rate swap contracts	(137)	210	(112)	14
Interest rate contracts	28	(153)	125	(102)
Commodity contracts	(4)	—	(60)	(11)
Total	$(259)	$107	$(460)	$(126)
__________
(a)For the third quarter and first nine months of 2023, a $372 million gain and a $19 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2024, a $388 million loss and a $51 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2023, a $58 million gain and a $42 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2024, an $11 million gain and a $33 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2023, a $37 million loss and a $14 million gain, respectively, were reported in Cost of sales, and a $59 million gain and a $30 million gain, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2024, a $138 million gain and a $196 million gain, respectively, were reported in Cost of sales, and a $5 million loss and a $132 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			September 30, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,530	$69	$385	$19,656	$24	$430
Commodity contracts	983	23	36	957	55	3
Fair value hedges
Interest rate contracts	12,119	106	633	15,029	329	382
Cross-currency interest rate swap contracts	2,078	69	104	3,802	212	76
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	22,802	201	261	21,316	188	132
Cross-currency interest rate swap contracts	7,100	119	252	5,648	254	132
Interest rate contracts	73,134	465	1,036	78,632	419	995
Commodity contracts	1,051	35	31	987	27	38
Total derivative financial instruments, gross (a) (b)	$138,797	$1,087	$2,738	$146,027	$1,508	$2,188

Current portion		$493	$1,464		$356	$1,209
Non-current portion		594	1,274		1,152	979
Total derivative financial instruments, gross		$1,087	$2,738		$1,508	$2,188
__________
(a)At December 31, 2023 and September 30, 2024, we held collateral of $40 million and $35 million, respectively, and we posted collateral of $185 million and $145 million, respectively.
(b)At December 31, 2023 and September 30, 2024, the fair value of assets and liabilities available for counterparty netting was $815 million and $1,030 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

The following table summarizes the activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Beginning balance	$1,277	$1,333	$588	$1,086
Changes in accruals (a)	148	122	1,067	911
Payments	(298)	(227)	(493)	(730)
Foreign currency translation and other	(54)	29	(89)	(10)
Ending balance	$1,073	$1,257	$1,073	$1,257
__________
(a)Excludes pension costs of $58 million and $158 million in the third quarter of 2023 and 2024, respectively, and $117 million and $222 million in the first nine months of 2023 and 2024, respectively.

We recorded $0 and $50 million in the third quarter and first nine months of 2023, respectively, for accelerated depreciation and other non-cash items.

We recorded costs of $1.2 billion and $1.1 billion in the first nine months of 2023 and 2024, respectively, related to the actions above. For the remainder of 2024, we do not expect to incur significant additional charges related to such actions. We continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Sales and Service Korea Company (“FSSK”). In the first quarter of 2024, we entered into an agreement to sell 100% of our equity interest in FSSK. Accordingly, as of September 30, 2024, we reported $56 million of held-for-sale assets, including $43 million of cash, and $31 million of held-for-sale liabilities in Other assets and Other liabilities, respectively. We determined the assets held for sale were not impaired.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Foreign currency translation
Beginning balance	$(5,649)	$(6,077)	$(6,416)	$(5,443)
Gains/(Losses) on foreign currency translation	(368)	471	393	(143)
Less: Tax/(Tax benefit) (a)	(1)	(23)	(11)	(4)
Net gains/(losses) on foreign currency translation	(367)	494	404	(139)
(Gains)/Losses reclassified from AOCI to net income (b)	(2)	(64)	(6)	(65)
Other comprehensive income/(loss), net of tax (c)	(369)	430	398	(204)
Ending balance	$(6,018)	$(5,647)	$(6,018)	$(5,647)

Marketable securities
Beginning balance	$(376)	$(150)	$(442)	$(170)
Gains/(Losses) on available for sale securities	30	237	98	252
Less: Tax/(Tax benefit)	7	57	24	60
Net gains/(losses) on available for sale securities	23	180	74	192
(Gains)/Losses reclassified from AOCI to net income	6	—	26	11
Less: Tax/(Tax benefit)	1	—	6	3
Net (gains)/losses reclassified from AOCI to net income (d)	5	—	20	8
Other comprehensive income/(loss), net of tax	28	180	94	200
Ending balance	$(348)	$30	$(348)	$30

Derivative instruments
Beginning balance	$(295)	$(83)	$129	$(331)
Gains/(Losses) on derivative instruments	430	(377)	(61)	(18)
Less: Tax/(Tax benefit)	111	(89)	(16)	(5)
Net gains/(losses) on derivative instruments	319	(288)	(45)	(13)
(Gains)/Losses reclassified from AOCI to net income	(3)	(5)	(69)	(40)
Less: Tax/(Tax benefit)	(9)	(1)	(15)	(9)
Net (gains)/losses reclassified from AOCI to net income (e)	6	(4)	(54)	(31)
Other comprehensive income/(loss), net of tax	325	(292)	(99)	(44)
Ending balance	$30	$(375)	$30	$(375)

Pension and other postretirement benefits
Beginning balance	$(2,604)	$(3,047)	$(2,610)	$(3,098)
Amortization and recognition of prior service costs/(credits)	8	71	20	135
Less: Tax/(Tax benefit)	2	18	5	33
Net prior service costs/(credits) reclassified from AOCI to net income	6	53	15	102
Translation impact on non-U.S. plans	1	(3)	(2)	(1)
Other comprehensive income/(loss), net of tax	7	50	13	101
Ending balance	$(2,597)	$(2,997)	$(2,597)	$(2,997)

Total AOCI ending balance at September 30	$(8,933)	$(8,989)	$(8,933)	$(8,989)
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
(b)Includes the reclassification of foreign currency translation net gains of $64 million and $65 million in the third quarter and first nine months of 2024, respectively, to Other income/(loss), net related to the substantial liquidation of certain Ford Credit investments in Europe.
(c)Excludes a $2 million loss and a $2 million gain in the third quarter and first nine months of 2023, respectively, and a $1 million gain and a $0 loss in the third quarter and first nine months of 2024, respectively, related to a noncontrolling interest.
(d)Reclassified to Other income/(loss), net.
(e)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $238 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are variable interest entities in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $3.7 billion and $5.9 billion at December 31, 2023 and September 30, 2024, respectively. Of these amounts, guarantees of $125 million at both December 31, 2023 and September 30, 2024 related to certain obligations of our VIEs also are included in Note 18.

On July 13, 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that will build and operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a variable interest entity of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. As of September 30, 2024, Ford has recognized contributions to BOSK of $5.5 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $535 million and $588 million at December 31, 2023 and September 30, 2024, respectively. The carrying value of recorded liabilities related to financial guarantees was $59 million and $41 million at December 31, 2023 and September 30, 2024, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2023 and September 30, 2024.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2023	2024
Beginning balance	$9,193	$11,504
Payments made during the period	(3,481)	(4,411)
Changes in accrual related to warranties issued during the period	3,331	4,329
Changes in accrual related to pre-existing warranties	2,016	2,159
Foreign currency translation and other	(274)	(267)
Ending balance	$10,785	$13,314

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
Third Quarter 2023
External revenues	$25,587	$1,758	$13,829	$1	$2,625	$1	$—	$—		$—		$43,801
Intersegment revenues (a)	8,925	241	—	—	—	—	—	—		(9,166)		—
Total revenues	$34,512	$1,999	$13,829	$1	$2,625	$1	$—	$—		$(9,166)		$43,801

Income/(Loss) before income taxes	$1,718	$(1,329)	$1,654	$(17)	$358	$(186)	$(324)	$(487)	(b)	$—		$1,387
Equity in net income/(loss) of affiliated companies	90	(9)	179	(5)	9	—	—	(1)		—		263
Total assets	60,282	10,966	3,137	235	142,615	53,097	—	—		(2,259)	(c)	268,073

Third Quarter 2024
External revenues	$26,238	$1,173	$15,655	$2	$3,127	$1	$—	$—		$—		$46,196
Intersegment revenues (a)	10,577	74	—	—	—	—	—	—		(10,651)		—
Total revenues	$36,815	$1,247	$15,655	$2	$3,127	$1	$—	$—		$(10,651)		$46,196

Income/(loss) before income taxes	$1,627	$(1,224)	$1,814	$(10)	$544	$(201)	$(272)	$(1,409)	(d)	$—		$869
Equity in net income/(loss) of affiliated companies	69	(13)	82	—	10	(1)	—	—		—		147
Total assets	60,477	17,540	3,833	157	156,416	51,884	—	—		(3,260)	(c)	287,047

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Corporate Other	Interest on Debt	Special Items		Eliminations/Adjustments		Total
First Nine Months 2023
External revenues	$75,713	$4,299	$42,667	$2	$7,541	$7	$—	$—		$—		$130,229
Intersegment revenues (a)	28,308	422	—	—	—	—	—	—		(28,730)		—
Total revenues	$104,021	$4,721	$42,667	$2	$7,541	$7	$—	$—		$(28,730)		$130,229

Income/(Loss) before income taxes	$6,649	$(3,131)	$5,411	$(87)	$1,051	$(530)	$(936)	$(2,593)	(b)	$—		$5,834
Equity in net income/(loss) of affiliated companies	249	(15)	456	(23)	23	1	—	(422)	(e)	—		269

First Nine Months 2024
External revenues	$74,662	$2,437	$50,662	$5	$9,011	$4	$—	$—		$—		$136,781
Intersegment revenues (a)	33,624	207	—	—	—	—	—	—		(33,831)		—
Total revenues	$108,286	$2,644	$50,662	$5	$9,011	$4	$—	$—		$(33,831)		$136,781

Income/(loss) before income taxes	$3,703	$(3,687)	$7,386	$(32)	$1,213	$(513)	$(820)	$(2,331)	(f)	$—		$4,919
Equity in net income/(loss) of affiliated companies	227	(52)	310	(2)	28	(1)	—	1		—		511
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
(d)Primarily reflects a write-down of certain product-specific assets of $391 million and other expenses of $588 million related to the cancellation of a previously planned all-electric three-row SUV program, all of which was recorded in Cost of sales. The remaining items consist of pension curtailment costs and remeasurement losses (primarily related to hourly buyouts in North America) and continued restructuring actions in Europe.
(e)Primarily reflects our share of charges from an equity method investment resulting from Ford’s ongoing restructuring actions in China.
(f)Includes a write-down of certain product-specific assets of $391 million and other expenses of $588 million related to the cancellation of a previously planned all-electric three-row SUV program, all of which was recorded in Cost of sales. The amount also reflects restructuring actions in Europe, buyouts for hourly employees in North America, the extended duration of the Oakville Assembly Plant changeover, and pension curtailment and separation costs in North America and Europe.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Electric Vehicle Market

Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us, and may in the future lead us, to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. As a result, we recorded about $1.1 billion of expenses in the third quarter of 2024 and may continue to incur expenses related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. The third quarter amount includes $979 million related to the cancellation of a previously announced all-electric three-row SUV program. We may incur additional expenses and cash expenditures of up to about $900 million related to the cancellation, the majority of which we expect to record by the first half of 2025. Further, significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions. These market dynamics may continue to occur, which could have a substantial impact on our business.

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

In the third quarter of 2024, the net income attributable to Ford Motor Company was $892 million, and Company adjusted EBIT was $2,550 million.

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

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Restructuring (by Geography)
Europe	$(42)	$(120)	$(463)	$(667)
North America Hourly Buyouts	—	—	—	(260)
China	(126)	—	(881)	—
Other	33	—	(114)	—
Subtotal Restructuring	$(135)	$(120)	$(1,458)	$(927)
Other Items
EV program cancellation	$—	$(979)	$—	$(979)
Transit Connect customs matter	(96)	—	(396)	—
Extended Oakville Assembly Plant Changeover	—	—	—	(246)
EV program dispute	—	19	—	19
Other (including gains/(losses) on investments)	(8)	(3)	(184)	6
Subtotal Other Items	$(104)	$(963)	$(580)	$(1,200)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(169)	$(168)	$(371)	$15
Pension settlements, curtailments, and separations costs	(79)	(158)	(184)	(219)
Subtotal Pension and OPEB Gain/(Loss)	$(248)	$(326)	$(555)	$(204)
Total EBIT Special Items	$(487)	$(1,409)	$(2,593)	$(2,331)

Provision for/(Benefit from) tax special items (a)	$(87)	$(343)	$(408)	$(533)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $1.4 billion of pre-tax special item charges in the third quarter of 2024, primarily reflecting a write-down of certain product-specific assets and other expenses related to the cancellation of a previously planned all-electric three-row SUV program, pension curtailment costs and remeasurement losses (primarily related to hourly buyouts in North America), and continued restructuring actions in Europe.

In Note 19 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter and first nine months 2024 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2023	2024	H / (L)	2023	2024	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$4.6	$5.5	$0.9	$12.4	$12.4	$—
Revenue ($M)	43,801	46,196	5%	130,229	136,781	5%
Net Income/(Loss) ($M)	1,199	892	$(307)	4,873	4,055	$(818)
Net Income/(Loss) Margin (%)	2.7%	1.9%	(0.8) ppts	3.7%	3.0%	(0.8) ppts
EPS (Diluted)	$0.30	$0.22	$(0.08)	$1.21	$1.01	$(0.20)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$1.2	$3.2	$2.0	$4.8	$5.9	$1.1
Company Adj. EBIT ($M)	2,198	2,550	352	9,363	8,070	(1,293)
Company Adj. EBIT Margin (%)	5.0%	5.5%	0.5 ppts	7.2%	5.9%	(1.3) ppts
Adjusted EPS (Diluted)	$0.39	$0.49	$0.10	$1.73	$1.46	$(0.27)
Adjusted ROIC (Trailing Four Quarters)	15.1%	11.4%	(3.7) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2024, our diluted earnings per share of Common and Class B Stock was $0.22, and our diluted adjusted earnings per share was $0.49.

Net income/(loss) margin was 1.9% in the third quarter of 2024, down 0.8 percentage points from a year ago. Company adjusted EBIT margin was 5.5% in the third quarter of 2024, up 0.5 percentage points from a year ago.

The table below shows our third quarter and first nine months 2024 net income/(loss) attributable to Ford and Company adjusted EBIT by segment.

	Third Quarter			First Nine Months
	2023	2024	H / (L)	2023	2024	H / (L)
Ford Blue	$1,718	$1,627	$(91)	$6,649	$3,703	$(2,946)
Ford Model e	(1,329)	(1,224)	105	(3,131)	(3,687)	(556)
Ford Pro	1,654	1,814	160	5,411	7,386	1,975
Ford Next	(17)	(10)	7	(87)	(32)	55
Ford Credit	358	544	186	1,051	1,213	162
Corporate Other	(186)	(201)	(15)	(530)	(513)	17
Company Adjusted EBIT (a)	2,198	2,550	352	9,363	8,070	(1,293)
Interest on Debt	(324)	(272)	52	(936)	(820)	116
Special Items	(487)	(1,409)	(922)	(2,593)	(2,331)	262
Taxes / Noncontrolling Interests	(188)	23	211	(961)	(864)	97
Net Income/(Loss)	$1,199	$892	$(307)	$4,873	$4,055	$(818)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $307 million in net income was primarily driven by the three-row SUV EV program cancellation special item, offset partially by higher Company adjusted EBIT and lower tax expense. The year-over-year increase of $352 million in Company adjusted EBIT was driven by higher Ford Credit and Ford Pro EBIT and a lower Ford Model e EBIT loss, offset partially by lower Ford Blue EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide third quarter and first nine months 2024 key metrics and the change in third quarter 2024 EBIT compared with third quarter 2023 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	Third Quarter			First Nine Months
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000) (a)	736	721	(15)	2,162	2,088	(74)
Revenue ($M)	$25,587	$26,238	$651	$75,713	$74,662	$(1,051)
EBIT ($M)	1,718	1,627	(91)	6,649	3,703	(2,946)
EBIT Margin (%)	6.7%	6.2%	(0.5) ppts	8.8%	5.0%	(3.8) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 124,000 units in Q3 2023 and 101,000 units in Q3 2024).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2023 EBIT	$1,718
Volume / Mix	13
Net Pricing	113
Cost	201
Exchange	(369)
Other	(49)
Third Quarter 2024 EBIT	$1,627

In the third quarter of 2024, Ford Blue’s wholesales decreased 2% from a year ago, driven primarily by the end of production of the Edge in North America and fewer vehicles produced and sold in China by our unconsolidated affiliates, offset partially by higher Bronco and F-150 wholesales. Third quarter 2024 revenue increased 3%, driven primarily by higher wholesales excluding our unconsolidated affiliates in China, offset partially by unfavorable exchange.

Ford Blue’s third quarter 2024 EBIT was $1.6 billion, a decrease of $91 million from a year ago, with an EBIT margin of 6.2%. The lower EBIT was primarily driven by unfavorable exchange and higher manufacturing cost, offset partially by lower warranty costs and higher net pricing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Third Quarter			First Nine Months
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000)	36	32	(4)	82	68	(14)
Revenue ($M)	$1,758	$1,173	$(585)	$4,299	$2,437	$(1,862)
EBIT ($M)	(1,329)	(1,224)	105	(3,131)	(3,687)	(556)
EBIT Margin (%)	(75.6)%	(104.4)%	(28.8) ppts	(72.8)%	(151.3)%	(78.5) ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2023 EBIT	$(1,329)
Volume / Mix	37
Net Pricing	(470)
Cost	526
Exchange	11
Other	1
Third Quarter 2024 EBIT	$(1,224)

In the third quarter of 2024, Ford Model e’s wholesales decreased 11% from a year ago to 32,000 units due to competitive market conditions. Third quarter 2024 revenue decreased 33%, reflecting a more competitive EV demand environment (including new entrants to the market), which resulted in lower net pricing and lower wholesales.

Ford Model e’s third quarter 2024 EBIT loss was $1.2 billion, a $105 million improvement from a year ago, with an EBIT margin of negative 104.4%. The improved EBIT was primarily driven by lower costs (including lower battery-related raw material costs as well as other material costs and lower warranty), offset partially by unfavorable net pricing.

Ford Pro Segment

	Third Quarter			First Nine Months
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Wholesale Units (000) (a)	314	342	28	1,016	1,125	109
Revenue ($M)	$13,829	$15,655	$1,826	$42,667	$50,662	$7,995
EBIT ($M)	1,654	1,814	160	5,411	7,386	1,975
EBIT Margin (%)	12.0%	11.6%	(0.4) ppts	12.7%	14.6%	1.9 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 24,000 units in Q3 2023 and 21,000 units in Q3 2024).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2023 EBIT	$1,654
Volume / Mix	586
Net Pricing	252
Cost	(613)
Exchange	12
Other	(77)
Third Quarter 2024 EBIT	$1,814

In the third quarter of 2024, Ford Pro’s wholesales increased 9% from a year ago more than explained by higher sales of the Transit family of vehicles and Super Duty. Third quarter 2024 revenue increased 13%, reflecting higher wholesales, favorable mix, and higher net pricing driven by continued strong demand for certain core Ford Pro products.

Ford Pro’s third quarter 2024 EBIT was $1.8 billion, an increase of $160 million from a year ago, with an EBIT margin of 11.6%. The EBIT improvement was driven by favorable market factors, offset partially by higher warranty costs and growth-related structural costs.

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

The Ford Next segment primarily includes expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments. Ford Next’s third quarter 2024 EBIT loss was $10 million, a $7 million improvement from a year ago.

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

The tables below provide third quarter and first nine months 2024 key metrics and the change in third quarter 2024 EBT compared with third quarter 2023 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2023	2024	H / (L)	2023	2024	H / (L)
Total Net Receivables ($B)	$126.3	$142.2	$15.9
Loss-to-Receivables (bps) (a)	38	57	19	32	48	16
Auction Values (b)	$31,685	$31,265	(1)%	$31,980	$29,770	(7)%
EBT ($M)	358	544	$186	1,051	1,213	$162
ROE (%)	7.8%	14.1%	6.3 ppts	8.4%	9.6%	1.2 ppts

Other Balance Sheet Metrics
Debt ($B)	$122.9	$136.7	$13.8
Net Liquidity ($B)	27.0	29.6	2.6
Financial Statement Leverage (to 1)	9.7	9.7	—
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2024 mix and YTD amounts at YTD 2024 mix.

Change in EBT by Causal Factor (in millions)
Third Quarter 2023 EBT	$358
Volume / Mix	37
Financing Margin	201
Credit Loss	(26)
Lease Residual	(66)
Exchange	1
Other	39
Third Quarter 2024 EBT	$544

Ford Credit’s total net receivables of $142.2 billion were 13% higher than a year ago, explained primarily by higher consumer and non-consumer financing and a larger lease portfolio. The third quarter 2024 U.S. loss-to-receivables (“LTR”) ratio of 57 basis points increased from a year ago, reflecting increased loss severity and higher repossessions. U.S. auction values in the third quarter of 2024 were lower year over year.

Ford Credit’s third quarter 2024 EBT of $544 million was $186 million higher than a year ago, explained primarily by higher financing margin and higher receivables, offset partially by lower expected auction values and higher return rates on existing operating leases.

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2024, Corporate Other had a $201 million EBIT loss, compared to a $186 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $272 million in the third quarter of 2024, $52 million lower than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2024 was a benefit of $27 million and a provision of $856 million, respectively, resulting in effective tax rates of negative 3.1% and 17.4%, respectively. During the third quarter of 2024, we recognized tax benefits from a change in our full-year forecast of tax expense, including benefits related to the write-down of certain product-specific manufacturing and vendor tooling assets classified as a special item.

Our third quarter and first nine months of 2024 adjusted effective tax rates, which exclude special items, were 13.9% and 19.2%, respectively.

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

At September 30, 2024, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $37.2 billion.

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

Company excluding Ford Credit

	December 31, 2023	September 30, 2024
Balance Sheets ($B)
Company Cash	$28.8	$27.9
Liquidity	46.4	46.1
Debt	(19.9)	(20.6)
Cash Net of Debt	8.9	7.3

Pension Funded Status ($B) (a)
Funded Plans	$2.1	$2.8
Unfunded Plans	(4.4)	(4.1)
Total Global Pension	$(2.3)	$(1.3)

Total Funded Status OPEB	$(4.7)	$(4.6)
__________
(a)Balances at September 30, 2024 reflect net funded status at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At September 30, 2024, we had Company cash of $27.9 billion and liquidity of $46.1 billion. At September 30, 2024, about 84% of Company cash was held by consolidated entities domiciled in the United States.

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

Our finished product inventory at September 30, 2024 was higher than at December 31, 2023, reflecting higher in-plant and in-transit inventory, partially driven by new vehicle launches.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanism included in the offtake agreement is typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of September 30, 2024, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $3.4 billion of purchase obligations and approximately $4.9 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which could result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials to a replacement purchaser or back to the supplier. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

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

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of September 30, 2024, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $211 million. The amount settled through the SCF program during the first nine months of 2024 was $1.1 billion.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.8	$2.0	$8.3	$6.9

Capital spending	$(2.2)	$(2.0)	$(5.9)	$(6.1)
Depreciation and tooling amortization	1.3	1.2	3.9	3.8
Net spending	$(0.9)	$(0.7)	$(2.0)	$(2.3)

Receivables	$(0.6)	$0.2	$(0.8)	$—
Inventory	(0.8)	(0.5)	(4.2)	(2.3)
Trade Payables	0.2	1.1	1.9	1.9
Changes in working capital	$(1.1)	$0.8	$(3.1)	$(0.4)

Ford Credit distributions	$—	$0.2	$—	$0.3
Interest on debt and cash taxes	(0.4)	(0.5)	(1.7)	(1.7)
All other and timing differences	1.8	1.4	3.3	3.2
Company adjusted free cash flow (a)	$1.2	$3.2	$4.8	$5.9

Restructuring	$(0.3)	$(0.2)	$(0.4)	$(0.7)
Changes in debt	—	(0.1)	(0.2)	0.3
Funded pension contributions	(0.2)	(0.3)	(0.4)	(1.0)
Shareholder distributions	(0.6)	(0.6)	(4.4)	(2.8)
All other	(0.9)	(0.7)	(2.6)	(2.7)
Change in cash	$(0.8)	$1.3	$(3.2)	$(1.0)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our third quarter 2024 Net cash provided by/(used in) operating activities was positive $5.5 billion, $0.9 billion higher than a year ago (see page 61 for additional information). The increase reflects higher working capital, offset partially by lower Ford Credit operating cash flow and lower net income. Company adjusted free cash flow was $3.2 billion, $2.0 billion higher than a year ago, primarily driven by working capital changes, adjusted EBIT improvement, and Ford Credit distributions, offset partially by all other and timing differences.

Capital spending was $2.0 billion in the third quarter of 2024, a decrease of $0.2 billion from a year ago. We now expect full year 2024 capital spending to be in the range of $8 billion to $8.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Third quarter 2024 working capital impact was $0.8 billion, driven by higher trade payables, partially offset by higher inventory, each compared to June 30, 2024. All other and timing differences were positive $1.4 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the third quarter and first nine months of 2024, we contributed $334 million and $967 million, respectively, to our global funded pension plans. We continue to expect to contribute about $1 billion to our global funded pension plans in 2024.

Shareholder distributions (including cash dividends and anti-dilutive share repurchases) were $0.6 billion in the third quarter of 2024 and $2.8 billion for the first nine months of 2024.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2024 were $20.2 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $2.2 billion of local credit facilities. At September 30, 2024, $1.8 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, and 364-day credit facilities was available.

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

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. Prior to 2024, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions; Ford outperformed all three of these sustainability-linked metrics in 2023.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at September 30, 2024, Company debt excluding Ford Credit was $20.6 billion. This balance is $0.7 billion higher than at December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the third quarter of 2024 with $29.6 billion of liquidity, up $3.9 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $29 billion of public term issuances through October 25, 2024.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Funding Structure
Term unsecured debt	$50.7	$54.1	$61.7
Term asset-backed securities	55.9	58.0	56.3
Retail Deposits / Ford Interest Advantage	16.3	17.2	18.7
Other	2.2	1.4	0.1
Equity	12.6	13.4	14.0
Cash	(11.4)	(10.9)	(8.6)
Total Net Receivables	$126.3	$133.2	$142.2

Securitized Funding as Percent of Total Debt	45.5%	44.9%	41.2%

Net receivables of $142.2 billion at September 30, 2024 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 41.2% as of September 30, 2024.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2022 and 2023, planned issuances for full year 2024, and its global public term funding issuances through October 25, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through October 25
Unsecured	$6	$14	$ 16 - 19	$16
Securitizations (a)	10	14	14 - 16	13
Total public	$16	$28	$ 30 - 35	$29
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2024, Ford Credit now projects full year public term funding in the range of $30 billion to $35 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Liquidity Sources (a)
Cash	$11.6	$10.9	$8.6
Committed asset-backed facilities	42.3	42.9	44.6
Other unsecured credit facilities	2.4	2.4	1.8
Total liquidity sources	$56.3	$56.2	$55.0

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.9)	$(2.8)	$(3.1)
Committed asset-backed facilities	(25.8)	(27.5)	(22.5)
Other unsecured credit facilities	(0.7)	(0.4)	(0.1)
Total utilization of liquidity	$(29.4)	$(30.7)	$(25.7)

Available liquidity	$26.9	$25.5	$29.3
Other adjustments	0.1	0.2	0.3
Net liquidity available for use	$27.0	$25.7	$29.6
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2024, Ford Credit’s net liquidity available for use was $29.6 billion, $3.9 billion higher than year-end 2023, primarily reflecting strong access to public funding markets resulting in lower utilization of committed asset-backed facilities. At September 30, 2024, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $55.0 billion, down $1.2 billion from year-end 2023, primarily explained by lower cash due to higher receivables.

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

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity and Capital Resources - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2023 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Leverage Calculation
Debt	$122.9	$129.3	$136.7
Equity (a)	12.6	13.4	14.0
Financial statement leverage (to 1)	9.7	9.7	9.7
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At September 30, 2024, Ford Credit’s financial statement leverage was 9.7:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of September 30, 2024, our total Company pension underfunded status reported on our consolidated balance sheets was $1.3 billion and reflects the net funded status at December 31, 2023, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2023.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2023	September 30, 2024
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$6.2	$3.5
Add: Noncontrolling interest	(0.3)	—
Less: Income tax	(0.9)	0.5
Add: Cash tax	(1.1)	(1.3)
Less: Interest on debt	(1.3)	(1.2)
Less: Total pension/OPEB income/(cost)	(1.2)	(2.7)
Add: Pension/OPEB service costs	(0.7)	(0.6)
Net operating profit/(loss) after cash tax	$7.5	$5.1
Less: Special items (excl. pension/OPEB) pre-tax	(2.7)	(2.8)
Adjusted net operating profit/(loss) after cash tax	$10.2	$8.0

Invested Capital
Equity	$44.3	$44.3
Debt (excl. Ford Credit)	19.8	20.6
Net pension and OPEB liability	4.6	5.9
Invested capital (end of period)	$68.6	$70.8
Average invested capital	$67.5	$69.7

ROIC (a)	11.1%	7.4%
Adjusted ROIC (Non-GAAP) (b)	15.1%	11.4%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

We provided 2024 Company guidance in our earnings release furnished on Form 8-K dated October 28, 2024. The guidance is based on our expectations as of October 28, 2024, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2023 Form 10-K Report and as updated by our subsequent filings with the SEC.

2024 Guidance
Total Company
Adjusted EBIT (a)	About $10 billion
Adjusted Free Cash Flow (a)	$7.5 - $8.5 billion
Capital spending	$8 - $8.5 billion

Ford Credit
EBT	About $1.6 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2024, we now expect adjusted EBIT of about $10 billion and adjusted free cash flow of $7.5 billion to $8.5 billion, including lower-than-planned volume in the second half of 2024 for Ford Pro and Ford Blue due to supplier disruptions.

On a segment basis, we now expect:

•Ford Pro EBIT of about $9 billion driven by continued growth and favorable mix as well as continued pricing strength on core products
•Ford Blue EBIT of about $5 billion, reflecting a balanced market equation and higher product, manufacturing, and warranty costs, offset partially by cost efficiencies
•Ford Model e EBIT loss of about $5 billion driven by continued pricing pressure and investments in new electric vehicles
•Ford Credit EBT of about $1.6 billion

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Net income/(loss) attributable to Ford (GAAP)	$1,199	$892	$4,873	$4,055
Income/(Loss) attributable to noncontrolling interests	(26)	4	(21)	8
Net income/(loss)	$1,173	$896	$4,852	$4,063
Less: (Provision for)/Benefit from income taxes	(214)	27	(982)	(856)
Income/(Loss) before income taxes	$1,387	$869	$5,834	$4,919
Less: Special items pre-tax	(487)	(1,409)	(2,593)	(2,331)
Income/(Loss) before special items pre-tax	$1,874	$2,278	$8,427	$7,250
Less: Interest on debt	(324)	(272)	(936)	(820)
Adjusted EBIT (Non-GAAP)	$2,198	$2,550	$9,363	$8,070

Memo:
Revenue ($B)	$43.8	$46.2	$130.2	$136.8
Net income/(loss) margin (GAAP) (%)	2.7%	1.9%	3.7%	3.0%
Adjusted EBIT margin (Non-GAAP) (%)	5.0%	5.5%	7.2%	5.9%

Earnings per Share Reconciliation to Adjusted Earnings per Share

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,199	$892	$4,873	$4,055
Less: Impact of pre-tax and tax special items (a)	(376)	(1,066)	(2,098)	(1,798)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,575	$1,958	$6,971	$5,853

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,004	3,976	3,999	3,980
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	46	42	41	40
Diluted shares	4,050	4,018	4,040	4,020

Earnings/(Loss) per share – diluted (GAAP)	$0.30	$0.22	$1.21	$1.01
Less: Net impact of adjustments	(0.09)	(0.27)	(0.52)	(0.45)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.39	$0.49	$1.73	$1.46
_________
(a)Includes adjustment for noncontrolling interest in the third quarter and first nine months of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2023	2024	2023	2024	Memo: FY 2023
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$1,387	$869	$5,834	$4,919	$3,967
Less: Impact of special items	(487)	(1,409)	(2,593)	(2,331)	(5,147)
Adjusted earnings before taxes (Non-GAAP)	$1,874	$2,278	$8,427	$7,250	$9,114

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP) (a)	$(214)	$27	$(982)	$(856)	$362
Less: Impact of special items (b)	87	343	408	533	1,273
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(301)	$(316)	$(1,390)	$(1,389)	$(911)

Tax Rate (%)
Effective tax rate (GAAP)	15.4%	(3.1)%	16.8%	17.4%	(9.1)%
Adjusted effective tax rate (Non-GAAP)	16.1%	13.9%	16.5%	19.2%	10.0%
_________
(a)Full Year 2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.
(b)Full Year 2023 reflects benefits from China legal entity restructuring.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Net cash provided by/(used in) operating activities (GAAP)	$4,591	$5,502	$12,426	$12,395

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$1,800	$1,296	$3,007	$3,162
Funded pension contributions	(190)	(334)	(424)	(967)
Restructuring (including separations) (a)	(297)	(226)	(496)	(691)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	(5)	(33)
Other, net	(151)	14	(364)	(590)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(2,191)	$(1,970)	$(5,878)	$(6,121)
Ford Credit distributions	—	175	—	325
Settlement of derivatives	(13)	230	7	227
Company adjusted free cash flow (Non-GAAP)	$1,225	$3,187	$4,837	$5,945
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2024
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$43,069	$3,127	$46,196
Total costs and expenses	42,624	2,692	45,316
Operating income/(loss)	445	435	880
Interest expense on Company debt excluding Ford Credit	272	—	272
Other income/(loss), net	15	99	114
Equity in net income/(loss) of affiliated companies	137	10	147
Income/(Loss) before income taxes	325	544	869
Provision for/(Benefit from) income taxes	(78)	51	(27)
Net income/(loss)	403	493	896
Less: Income/(Loss) attributable to noncontrolling interests	4	—	4
Net income/(loss) attributable to Ford Motor Company	$399	$493	$892

	For the period ended September 30, 2024
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$127,770	$9,011	$136,781
Total costs and expenses	124,643	8,150	132,793
Operating income/(loss)	3,127	861	3,988
Interest expense on Company debt excluding Ford Credit	820	—	820
Other income/(loss), net	916	324	1,240
Equity in net income/(loss) of affiliated companies	483	28	511
Income/(Loss) before income taxes	3,706	1,213	4,919
Provision for/(Benefit from) income taxes	625	231	856
Net income/(loss)	3,081	982	4,063
Less: Income/(Loss) attributable to noncontrolling interests	8	—	8
Net income/(loss) attributable to Ford Motor Company	$3,073	$982	$4,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2024
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,978	$8,471	$—	$23,449
Marketable securities	12,729	727	—	13,456
Ford Credit finance receivables, net	—	49,340	—	49,340
Trade and other receivables, net	5,812	10,657	—	16,469
Inventories	18,025	—	—	18,025
Other assets	3,147	1,213	—	4,360
Receivable from other segments	897	2,275	(3,172)	—
Total current assets	55,588	72,683	(3,172)	125,099

Ford Credit finance receivables, net	—	59,889	—	59,889
Net investment in operating leases	1,229	21,160	—	22,389
Net property	40,863	306	—	41,169
Equity in net assets of affiliated companies	7,890	139	—	8,029
Deferred income taxes	17,024	189	3	17,216
Other assets	11,218	2,038	—	13,256
Receivable from other segments	79	12	(91)	—
Total assets	$133,891	$156,416	$(3,260)	$287,047
Liabilities
Payables	$26,501	$923	$—	$27,424
Other liabilities and deferred revenue	25,358	2,690	—	28,048
Debt payable within one year	1,526	52,038	—	53,564
Payable to other segments	3,090	82	(3,172)	—
Total current liabilities	56,475	55,733	(3,172)	109,036

Other liabilities and deferred revenue	27,393	1,584	—	28,977
Long-term debt	19,071	84,623	—	103,694
Deferred income taxes	630	368	3	1,001
Payable to other segments	12	79	(91)	—
Total liabilities	$103,581	$142,387	$(3,260)	$242,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2024
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$3,081	$982	$—	$4,063
Depreciation and tooling amortization	3,780	1,856	—	5,636
Other amortization	36	(1,255)	—	(1,219)
Provision for credit and insurance losses	7	426	—	433
Pension and OPEB expense/(income)	689	—	—	689
Equity method investment dividends received in excess of (earnings)/losses and impairments	(198)	(18)	—	(216)
Foreign currency adjustments	395	(99)	—	296
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	44	(19)	—	25
Stock compensation	390	14	—	404
Provision for/(Benefit from) deferred income taxes	(357)	28	—	(329)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(2,739)	—	(2,739)
Decrease/(Increase) in intersegment receivables/payables	367	(367)	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,722)	(324)	—	(2,046)
Decrease/(Increase) in inventory	(2,338)	—	—	(2,338)
Increase/(Decrease) in accounts payable and accrued and other liabilities	8,977	409	—	9,386
Other	243	107	—	350
Interest supplements and residual value support to Ford Credit	(4,161)	4,161	—	—
Net cash provided by/(used in) operating activities	$9,233	$3,162	$—	$12,395
Cash flows from investing activities
Capital spending	$(6,121)	$(65)	$—	$(6,186)
Acquisitions of finance receivables and operating leases	—	(44,942)	—	(44,942)
Collections of finance receivables and operating leases	—	33,855	—	33,855
Purchases of marketable and other investments	(8,333)	(168)	—	(8,501)
Sales and maturities of marketable securities and other investments	10,362	249	—	10,611
Settlements of derivatives	227	(401)	—	(174)
Capital contributions to equity method investments	(2,200)	—	—	(2,200)
Other	28	—	—	28
Investing activity (to)/from other segments	325	4	(329)	—
Net cash provided by/(used in) investing activities	$(5,712)	$(11,468)	$(329)	$(17,509)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(2,522)	$—	$—	$(2,522)
Purchases of common stock	(276)	—	—	(276)
Net changes in short-term debt	287	(1,520)	—	(1,233)
Proceeds from issuance of long-term debt	106	43,473	—	43,579
Payments of long-term debt	(110)	(35,453)	—	(35,563)
Other	(173)	(117)	—	(290)
Financing activity to/(from) other segments	(4)	(325)	329	—
Net cash provided by/(used in) financing activities	$(2,692)	$6,058	$329	$3,695

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$3	$32	$—	$35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2024, total equity attributable to Ford was $44.3 billion, an increase of $1.5 billion compared with December 31, 2023. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$4.0
Shareholder distributions	(2.8)
Other comprehensive income/(loss), net	—
Common stock issued (including share-based compensation impacts)	0.3
Total	$1.5

U.S. Sales by Type. The following table shows third quarter 2024 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	23,509	17,390
Hybrid Vehicles	48,101	54,023
Internal Combustion Vehicles	432,429	455,042
Total Vehicles	504,039	526,455

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2024, was a liability of $396 million, compared with a liability of $319 million as of December 31, 2023. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $3.0 billion at September 30, 2024, compared with $3.1 billion at December 31, 2023.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2024, was an asset of $41 million, compared with a liability of $9 million at December 31, 2023. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $198 million at September 30, 2024, compared with $203 million at December 31, 2023.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2024, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $103 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 35 of our 2023 Form 10-K Report, page 66 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and page 67 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2024, we repurchased shares of Ford Common Stock as part of an anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2024. The program originally authorized repurchases of up to 53 million shares of Ford Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	33,220,000
August 1, 2024 through August 31, 2024	2,950,000	10.95	2,950,000	30,270,000
September 1, 2024 through September 30, 2024	—	—	—	30,270,000
Total / Average	2,950,000	$10.95	2,950,000

ITEM 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 4	Amendment No. 5 effective September 12, 2024 to the Tax Benefit Preservation Plan between Ford Motor Company and Computershare Trust Company, N.A., as Rights Agent	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 13, 2024. (a)
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	October 28, 2024