Form 10-K
period 2024-12-31
FORD MOTOR CO
filed 2025-02-06
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

As of June 28, 2024, Ford had outstanding 3,904,327,951 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.54 per share), the aggregate market value of such Common Stock was $48,960,272,506.  Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock.  The shares of Common Stock and Class B Stock outstanding at June 28, 2024 included shares owned by persons who may be deemed to be “affiliates” of Ford.  We do not believe, however, that any such person should be considered to be an affiliate.  For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 8, 2025 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.

As of February 3, 2025, Ford had outstanding 3,892,595,628 shares of Common Stock and 70,852,076 shares of Class B Stock.  Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($9.89 per share), the aggregate market value of such Common Stock was $38,497,770,761.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13, and 14)
__________
*    As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 98

FORD MOTOR COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

Table of Contents
(continued)

PART I.
ITEM 1. Business.

Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, which had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are a global company based in Dearborn, Michigan. With about 171,000 employees worldwide, the Company is committed to helping build a better world, where every person is free to move and pursue their dreams. The Company’s Ford+ plan for growth and value creation combines existing strengths, new capabilities, and always-on relationships with customers to enrich experiences for customers and deepen their loyalty. Ford develops and delivers innovative, must-have Ford trucks, sport utility vehicles, commercial vans and cars, and Lincoln luxury vehicles, along with connected services. The Company offers freedom of choice through three customer-centered business segments: Ford Blue, engineering iconic gas-powered and hybrid vehicles; Ford Model e, inventing breakthrough electric vehicles (“EVs”) along with embedded software that defines always-on digital experiences for all customers; and Ford Pro, helping commercial customers transform and expand their businesses with vehicles and services tailored to their needs. Additionally, the Company provides financial services through Ford Motor Credit Company LLC (“Ford Credit”).

In addition to the information about Ford and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K Report” or “Report”), extensive information about our Company can be found at https://corporate.ford.com, including information about our management team, brands, products, services, and corporate governance principles.

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

Our recent periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at https://shareholder.ford.com. This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, and our Section 16 filings.  We post each of these documents on our website as soon as reasonably practicable after it is electronically filed with the SEC. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov.

Our Integrated Sustainability and Financial Report, which details our performance and progress toward our sustainability and corporate responsibility goals, is available at https://sustainability.ford.com.

The foregoing information regarding our websites and their content is for convenience only and not deemed to be incorporated by reference into this Report nor filed with the SEC.

Item 1. Business (Continued)
OVERVIEW

Below is a description of our reportable segments and other activities as of December 31, 2024.

FORD BLUE SEGMENT

Ford Blue primarily includes the sale of Ford and Lincoln internal combustion engine (“ICE”) and hybrid vehicles, service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing Ford and Lincoln ICE and hybrid vehicles. Additionally, this segment provides hardware engineering and manufacturing capabilities to Ford Model e and manufactures vehicles on behalf of Ford Pro and, in certain cases, Ford Model e. Ford Blue also includes:
•All sales for markets not presently in scope for Ford Model e or Ford Pro (as further described below)
•In markets outside of the United States and Canada, sales to commercial, government, and rental customers of ICE and hybrid vehicles not considered core to Ford Pro
•Sales of EVs by our unconsolidated affiliates in China
•All sales of vehicles manufactured and sold to other OEMs

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

General

Our vehicle brands are Ford and Lincoln.  In 2024, we sold approximately 4,470,000 vehicles at wholesale throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) for a discussion of our calculation of wholesale unit volumes.

Substantially all of our vehicles, parts, and accessories are sold through distributors and dealers (collectively, “dealerships”), the substantial majority of which are independently owned.  At December 31, the approximate number of dealerships worldwide distributing our vehicle brands was as follows:

Brand	2023	2024
Ford	8,639	8,212
Ford-Lincoln (combined)	503	451
Lincoln	385	343
Total	9,527	9,006

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

As with other manufacturers, the profitability of our business is affected by many factors, including:

•Wholesale unit volumes
•Margin of profit on each vehicle sold - which, in turn, is affected by many factors, such as:
◦Market factors - volume and mix of vehicles and options sold, and net pricing (reflecting, among other factors, incentive programs)
◦Costs of components and raw materials necessary for production of vehicles
◦Costs for customer warranty claims and additional service actions
◦Costs for safety, emissions, and fuel economy technology and equipment
•A high proportion of relatively fixed structural costs, so that small changes in wholesale unit volumes can significantly affect overall profitability

Although supply disruptions have resulted in a higher level of new vehicle prices, our industry has historically had a very competitive pricing environment, driven in part by excess capacity. For the past several decades, manufacturers typically have offered price discounts and other marketing incentives to provide value for customers and maintain market share and production levels, and we saw some of these actions resume as industry production and inventories improved in recent quarters.  The decline in value of foreign currencies can also contribute significantly to competitive pressures in many of our markets.

Competitive Position.  The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin.

Seasonality.  We manage our vehicle production schedule based on a number of factors, including retail sales (i.e., units sold by our dealerships to their customers at retail) and dealer stock levels (i.e., the number of units held in inventory by our dealerships for sale to their customers). Historically, we have experienced some seasonal fluctuation in the business, with production in many markets tending to be higher in the first half of the year to meet demand in the spring and summer (typically the strongest sales months of the year); however, that may not be the case in a particular year depending on the circumstances, e.g., if we have a higher number of vehicle launches (particularly for our higher volume vehicles) in the first half of the year, we would expect production in the second half of the year to be higher.

Item 1. Business (Continued)
Raw Materials.  We purchase a wide variety of raw materials from numerous suppliers around the world for use in the production of, and development of technologies in, our vehicles.  These materials include base metals (e.g., steel and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas), and plastics/resins (e.g., polypropylene).  As we transition to a greater mix of electric vehicles, we expect to increase our reliance on lithium, cobalt, and nickel, among other materials, for batteries. We expect to have adequate supplies or sources of availability of raw materials necessary to meet our needs; however, there always are risks and uncertainties with respect to the supply of raw materials that could impact availability in sufficient quantities and at cost effective prices to meet our needs.  See “Item 1A. Risk Factors” for a discussion of the risks associated with a shortage of components or raw materials, supplier disruptions, and inflationary pressures, the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section of Item 7 for a discussion of commodity and energy price changes, and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” (“Item 7A”) for a discussion of commodity price risks.

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

Warranty Coverage, Field Service Actions, and Customer Satisfaction Actions.  We provide warranties on vehicles we sell.  Warranties are offered for specific periods of time and/or mileage and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  In addition to the costs associated with this warranty coverage provided on our vehicles, we also incur costs as a result of field service actions (i.e., safety recalls, emission recalls, and other product campaigns) and for customer satisfaction actions. Software updates are increasingly a component of vehicle service and may be performed during warranty coverage repairs, through field service actions, or through over-the-air updates.

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

Wholesales

Wholesales consist primarily of vehicles sold to dealerships. For the majority of such sales, we recognize revenue when we ship the vehicles to our dealerships from our manufacturing facilities. See Item 7 for additional discussion of revenue recognition practices. Wholesales in certain key markets during the past three years were as follows:

	Wholesales (a)
	(in thousands of units)
	2022	2023	2024
United States	2,012	2,097	2,200
China (b)	495	467	442
Canada	258	260	269
United Kingdom	263	243	242
Germany	182	162	155
Türkiye	85	124	114
Italy	107	122	109
Australia (c)	71	89	104
France	90	104	78
Other Markets	668	745	757
Total Company	4,231	4,413	4,470
__________
(a)Wholesale unit volumes include sales of medium and heavy trucks. Wholesale unit volumes also include all Ford and Lincoln badged units (whether produced by Ford or by an unconsolidated affiliate) that are sold to dealerships or others, units manufactured by Ford that are sold to other manufacturers, units distributed by Ford for other manufacturers, local brand units produced by our unconsolidated Chinese joint venture Jiangling Motors Corporation, Ltd. (“JMC”) that are sold to dealerships or others, and Ford badged vehicles produced in Taiwan by Lio Ho Group. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option (i.e., rental repurchase), as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), also are included in wholesale unit volumes. Revenue from certain vehicles in wholesale unit volumes (specifically, Ford badged vehicles produced and distributed by our unconsolidated affiliates, as well as JMC brand vehicles) are not included in our revenue.
(b)China includes Taiwan.
(c)Not previously presented.

Item 1. Business (Continued)
Sales, Industry Volume, and Market Share

Sales, industry volume, and market share in certain key markets during the past three years were as follows:

	Sales (a)			Industry Volume (b)			Market Share (c)
	(in millions of units)			(in millions of units)			(as a percentage)
	2022	2023	2024	2022	2023	2024	2022	2023	2024
United States	1.9	2.0	2.1	14.2	16.1	16.4	13.1%	12.4%	12.6%
China (d)	0.5	0.5	0.4	23.9	25.1	27.1	2.1	1.8	1.6
Canada	0.2	0.2	0.3	1.6	1.8	1.9	15.2	13.7	14.7
United Kingdom	0.2	0.2	0.2	1.9	2.3	2.4	12.1	10.8	9.6
Germany	0.2	0.2	0.2	3.0	3.2	3.2	5.7	5.1	5.0
Türkiye	0.1	0.1	0.1	0.8	1.3	1.3	10.5	8.9	8.8
Italy	0.1	0.1	0.1	1.5	1.8	1.8	6.4	6.1	5.8
Australia (e)	0.1	0.1	0.1	1.1	1.2	1.2	6.2	7.2	8.2
France	0.1	0.1	0.1	2.0	2.3	2.2	3.9	3.9	3.5
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

	U.S. Sales		U.S. Wholesales
	2023	2024	2023	2024
Electric Vehicles	72,608	97,865	99,928	68,990
Hybrid Vehicles	133,743	187,426	146,249	215,735
Internal Combustion Vehicles	1,789,561	1,793,541	1,850,448	1,914,862
Total Vehicles	1,995,912	2,078,832	2,096,625	2,199,587

FORD NEXT SEGMENT

In 2024, the Ford Next segment primarily included expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments. As of January 1, 2025, Ford Next is no longer a reportable segment, and those expenses and investments are now reflected in either the reportable segments that benefit from those expenses and investments or Corporate Other.

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

The majority of Ford Credit’s business is in the United States and Canada. Outside of the United States, Europe is Ford Credit’s largest operation. Ford Credit’s European operations are managed primarily through its United Kingdom-based subsidiary, FCE Bank plc (“FCE”), and its Germany-based subsidiary, Ford Bank GmbH (“Ford Bank”). Within Europe, Ford Credit’s largest markets are the United Kingdom and Germany.

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

U.S. Vehicle Emissions Standards and Fuel Economy

Federal and California Emissions Standards. Both the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”) have motor vehicle tailpipe and evaporative emissions standards that become increasingly stringent over time. In addition to regulating emissions of certain pollutants—known as “criteria pollutants”—for which EPA has adopted ambient health-based standards (e.g., oxides of nitrogen), EPA and CARB also regulate greenhouse gases (“GHGs”) from vehicles (e.g., carbon dioxide). EPA and CARB also require: that vehicles and engines are durable enough to meet emissions standards for prescribed amounts of time; that vehicles and engines be equipped with on-board diagnostic (“OBD”) systems that monitor emissions-related systems and components; and that manufacturers offer and honor warranties on certain emissions-related components. Vehicles and engines must be certified by EPA prior to sale in the United States and by CARB prior to sale in California and those states that have adopted California’s standards.

Manufacturers generally demonstrate compliance with emissions standards on a fleet-wide, production-volume-weighted basis, and over time through a system based on credits. Manufacturers may generate credits insofar as their products emit less than the emissions standards, and may incur and carry credit deficits for a limited amount of time insofar as their products emit more than the emissions standards. Under certain circumstances, manufacturers may sell credits to other manufacturers, who may then use the purchased credits to cure a deficit. If a manufacturer fails to comply with applicable emissions standards, even after considering its ability to carry deficits and use credits, then EPA and CARB may take various actions, including withholding approvals to sell new vehicles and engines and/or enforcement actions for civil penalties and injunctive relief.

For light-duty cars and trucks, EPA and CARB each maintain emissions standards for both criteria pollutants and GHGs. In 2021, EPA promulgated emissions standards for GHGs for the 2023 through 2026 model years, and then in 2024 promulgated emission standards for criteria pollutants and GHGs for the 2027 through 2032 model years. Both sets of standards are subject to pending legal challenges. CARB also has emissions standards for criteria pollutants and GHGs in place through the 2025 model year. In 2022, CARB promulgated emissions standards for criteria pollutants for the 2026 through 2035 model years. Currently, CARB is considering adopting emissions standards for GHGs for future model years. These EPA and CARB standards also include updates to durability, warranty, and OBD requirements.

Item 1. Business (Continued)
For heavy-duty vehicles and engines, EPA maintains emissions standards for criteria emissions and GHGs. In 2022, EPA promulgated emissions standards for criteria emissions for 2027 and beyond. In 2024, EPA promulgated emissions standards for GHGs for the 2027 through 2032 model years, and these GHG standards are subject to pending legal challenges. CARB also has emissions standards for criteria pollutants and GHGs. CARB has adopted emissions standards for criteria pollutants for 2024 and later model years. CARB has also adopted emissions standards for GHGs for 2027 and beyond. These EPA and CARB standards also include updates to durability, warranty, and OBD requirements.

Seventeen states (referenced as “opt-in” states) have adopted CARB’s light-duty emissions standards, and nine opt-in states have adopted California’s heavy-duty emissions standards. The list of opt-in states changes over time, based on the legislative, executive, and regulatory actions by each individual state.

California ZEV Requirements. California requires manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”), which include electric vehicles. This is in addition to the emissions standards outlined above. California’s regulations, which use a system based on credits (whether generated by us or purchased from another manufacturer) that can be banked and carried forward, require annual percentage increases in the production and sale of ZEVs. For light-duty vehicles, in the 2025 model year, CARB regulations require that approximately 22% of a manufacturer’s California light-duty vehicle sales volume be ZEVs. In the 2026 model year, this grows to 35%, and the requirements continue to grow each year, rising to 100% by the 2035 model year. For heavy-duty vehicles, CARB regulations likewise require year-over-year increases in the percentage of a manufacturer’s California sales volume that must be ZEVs, with current percentages in the single digits growing to well over 50% by 2035.

Sixteen opt-in states have adopted California’s ZEV requirements for light-duty vehicles, and 10 opt-in states have adopted California’s ZEV requirements for heavy-duty vehicles. The list of opt-in states changes over time, based on the legislative, executive, and regulatory actions by each individual state.

California Waivers of Clean Air Act Preemption. The federal Clean Air Act preempts states from establishing their own standards, except the Act provides that the EPA shall waive that preemption and thereby allow California to establish its own standards if, among other requirements, those standards will be at least as protective of public health and welfare as federal standards.

For decades, California has requested, and EPA has granted, waivers to allow California to implement emissions standards (and, likewise, allow opt-in states to implement those same standards within their borders). In some cases, EPA withheld approval of waivers. In 2019, during the first Trump administration, in an unprecedented move, the EPA rescinded a previously granted waiver (for California’s emissions standards for GHGs through the 2025 model year). Then, in 2022, during the Biden administration, the EPA reinstated that waiver, allowing California to enforce the relevant standards as though the waiver was never rescinded. These actions reflect policy differences between subsequent presidential administrations and remain the subject of ongoing legal challenges. Such rescissions and reinstatements, and pending and future legal challenges concerning California’s authority, create significant uncertainty for regulated manufacturers about the need to comply with California and opt-in state requirements.

To manage the uncertainty from the 2019 waiver rescission, pending legal challenges, and other considerations, Ford reached an agreement with California and opt-in states on a set of terms for an alternative framework in which Ford committed to meet a designated set of GHG standards on a national basis for the 2021 through 2026 model years that were more stringent than the then-rolled back federal standards in lieu of the California regulatory program. This framework enabled Ford to continue its product planning on a nationwide basis. EPA’s emissions standards for GHGs, as finalized in 2021 and currently in place through the 2026 model year, get stricter over time and become more stringent than this California framework agreement. Such framework agreements are a possibility for manufacturers to manage similar uncertainty in the future.

EPA has issued waivers for the emissions standards and ZEV requirements outlined above. The incoming administration has stated an intent to rescind one or more of these waivers.

Item 1. Business (Continued)
Federal Fuel Economy Requirements. The National Highway Traffic Safety Administration (“NHTSA”) requires that light-duty vehicles meet minimum corporate average fuel economy (“CAFE”) standards, and that certain heavy-duty vehicles meet fuel efficiency standards. For CAFE standards, NHTSA establishes separate standards applicable to three subsets of manufacturers’ products: domestic passenger cars, imported passenger cars, and light-duty trucks. In 2022, NHTSA promulgated fuel economy standards for the 2024 through 2026 model years. In 2024, NHTSA promulgated fuel economy standards for light-duty vehicles for the 2027 through 2031 model years, as well as standards for heavy-duty pickup trucks and vans for the 2030 through 2035 model years. These recently finalized standards are the subject of ongoing legal challenges. Manufacturers are subject to pre-determined civil penalties if they fail to meet fuel economy standards in any model year, after taking into account all available credits for the preceding five model years and expected credits for the three succeeding model years.

Alignment and Misalignment of Standards. Because the vast majority of GHGs emitted by a vehicle are the result of fuel combustion, GHG emissions correspond closely with fuel economy. Before approximately the 2020 model year, NHTSA and EPA aligned their standards, and California agreed that compliance with the federal program would satisfy compliance with its own GHG requirements, thereby avoiding a patchwork of federal and state standards. Since approximately the 2021 model year, EPA and NHTSA have independently promulgated GHG and fuel economy standards, and while they generally avoided material inconsistencies between the standards, they nonetheless created complexity and redundancy for manufacturers that must meet both sets of standards. Also since approximately the 2021 model year, California and opt-in states have maintained emissions standards and ZEV requirements, outlined above, which are not aligned with and are generally more stringent than the federal requirements and are outside the scope of the existing framework agreement with California described above.

Implications for Ford. The requirements for light-duty vehicles outlined above apply to most cars, sport utility vehicles, and light-duty pickup trucks that Ford sells in the United States. The requirements for heavy-duty vehicles and engines outlined above apply to most heavy-duty pickup trucks, vans, cab-chassis products, and vocational vehicles that Ford sells in the United States. Ford is subject to each separate regulatory regime, and in general, this means separate compliance measures for each regulator and for each regulated pollutant and performance standard. EPA, NHTSA, and CARB have requirements that govern the same aspects of the same products at the same time, as outlined above. Different standards pose additional compliance burdens, including complexity and costs, and these burdens are heightened when these various requirements are misaligned or change, e.g., when there is a change in administration or as a result of a legal challenge.

Compliance with emissions standards, ZEV requirements, fuel economy standards, OBD requirements, emissions warranty requirements, and related regulations can be challenging and can drive increased product development costs, production costs, higher retail prices, warranty costs, and vehicle recalls. Compliance depends in part on the widespread availability of high-quality and consistent automotive fuels that internal combustion vehicles are designed to use. Insofar as regulatory requirements get increasingly stringent, manufacturers must comply by increasing their sales of electric vehicles and other ZEVs, as a portion of overall sales. This is directly required by California’s ZEV requirements, but is also required to comply with the emissions and fuel economy standards described above, which are not achievable solely through sales of internal combustion engines with today’s technology. Sales of electric vehicles continue to grow, however there are factors limiting faster and future growth including: supportive public policy; consumer acceptance and understanding of electric vehicles; upfront costs; technology cost and readiness; battery raw material availability and cost; and the availability of adequate infrastructure to support vehicle charging.

Stringent requirements that are misaligned with market conditions could force Ford to take various product-led actions that could have substantial adverse effects on its sales volumes and operations. Such actions could include: restricting offerings of certain products and popular options; taking actions to increase sales of Ford’s lowest-emitting and most fuel-efficient vehicles; and curtailing the production and sale of certain internal combustion vehicles. For example, in those opt-in states that have adopted California’s ZEV requirements for light-duty vehicles, industrywide sales of ZEVs are growing but generally are not on track to meet the ZEV requirements as early as the 2026 model year, and product-led actions may be necessary to ensure compliance.

Item 1. Business (Continued)
To some extent, Ford can manage and is managing these risks in the United States and elsewhere by purchasing emissions credits from other vehicle manufacturers when the cost of those credits is less than the financial impact of the product-led actions listed above. Such credits are available only from other manufacturers and only to the extent those manufacturers exceed compliance requirements. Credits will have limited availability and may not be adequate to completely eliminate the need for product-led actions. Accordingly, we have made a strategic decision to enter into agreements to purchase regulatory compliance credits for current and future model years in various regions. Our obligations under these agreements are dependent on the continued existence of an underlying regulatory compliance requirement in the applicable jurisdiction. Further, the number of credits we may ultimately purchase is dependent on the sellers’ delivery of the credits. In the fourth quarter of 2024, we entered into agreements for the purchase of about $500 million of regulatory compliance credits, and for full year 2024, we entered into agreements for the purchase of about $4.3 billion of such credits. As of December 31, 2024, our outstanding purchase obligations under our compliance credit purchase agreements totaled about $4.2 billion. During 2024, we recorded about $200 million of expense for our estimated utilization of regulatory compliance credits related to current compliance period volumes (e.g., model year, calendar year), which was allocated to Ford Blue and Ford Pro results.

Ford’s ability to optimize investments and planning for compliance is hampered by sudden or frequent changes in applicable emissions and fuel economy standards and ZEV requirements. Such changes can include rescissions and reinstatements of Clean Air Act waivers for California, court decisions that change applicable regulatory requirements, and significant changes to the stringency of federal requirements with each subsequent administration.

Global Vehicle Emissions Standards and Fuel Economy

European Emissions Standards. EU and U.K. regulations, directives, and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union and the United Kingdom. Regulatory stringency has increased significantly with the application of Stage VI emission standards (first introduced in 2014) and the implementation of a laboratory test cycle for CO2 and emissions and the introduction of on-road emission testing using portable emission analyzers (Real Driving Emission or “RDE”). These on-road emission tests are in addition to the laboratory-based tests (first introduced in 2017). The divergence between the regulatory limit that is tested in laboratory conditions and the allowed values measured in RDE tests will ultimately be reduced to zero as the regulatory demands increase. In addition, new requirements for tailpipe and non-tailpipe emissions will be included in the upcoming Euro 7 regulation and will be phased in beginning in November 2026 for new vehicle types and for all vehicles in November 2027. The costs associated with complying with all of these requirements are significant, and following the EU Commission’s indication of its intent to accelerate emissions rules in its road map publication “EU Green Deal” as well as the EU sustainable mobility action plan, these challenges will continue in European markets, including the United Kingdom. In addition, the Whole Vehicle Type Approval (“WVTA”) regulation has been updated to increase the stringency of in-market surveillance. Moreover, following the U.K.’s withdrawal from the European Union, we may be subject to diverging requirements in our European markets, which could increase vehicle complexity and duties.

There continues to be an increasing trend of city access restrictions for internal combustion engine powered vehicles. These access rules are developed by individual cities based on their specific concerns, resulting in rapid deployment of access rules that differ greatly among cities. The speed of implementation of access rules may directly influence customer vehicle residual values and choice of next purchase. In an effort to support the Paris Accord, some countries are adopting yearly increases in CO2 taxes, where such a system is in place, and publishing dates by when internal combustion powered vehicles may no longer be registered, e.g., Norway in 2025 and the Netherlands in 2030.

Other National Emissions Control Requirements. Many countries, in an effort to address air quality and climate change concerns, have adopted previous versions of European or United Nations Economic Commission for Europe (“UN-ECE”) mobile source emission regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations. For example, the China Stage VI light-duty vehicle emission standards, based on European Stage VI emission standards for light-duty vehicles, U.S. evaporative and refueling emissions standards, and CARB OBD II requirements, incorporate two levels of stringency for tailpipe emissions. Under the level one (VI(a)) standard, the emissions limits are comparable to the EU Stage VI limits, except for carbon monoxide, which is 30% lower than the EU Stage VI limit. The more stringent level two (VI(b)) standard’s emissions limits, which are currently in place nationwide in China, are approximately 30-50% lower than the EU Stage VI limits, depending on the pollutants. China’s Ministry of Ecology and Environment is currently drafting the China Stage VII emission standards, which are expected to impose significantly lower allowable emission levels for pollutants as compared to the Stage VI limits and be expanded to add GHGs. Detailed proposals for these new standards are expected by the end of 2025. Mexico and most countries in Central America, the Caribbean, and South America continue to evolve and implement more stringent requirements accepting Europe and U.S. regulations, except Brazil, which has a unique local process called PROCONVE based on U.S. regulations for light-duty vehicles and European regulations for heavy-duty vehicles. Other

Item 1. Business (Continued)
countries across Southeast Asia, the Middle East, and Australasia expect to introduce regulations based on EU Stage VI standards in the near term. Canadian criteria emissions regulations are largely aligned with U.S. requirements, and Canada accepts U.S. EPA certifications of vehicles and engines prior to their sale in Canada.

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

Regulators around the world continue to scrutinize automakers’ emission testing, which has led to a number of defeat device settlements by various manufacturers. EPA is carrying out additional non-standard tests as part of its vehicle certification program. CARB has also been conducting extensive non-standard emission tests, which in some cases have resulted in certification delays for diesel vehicles. In the past, several European countries have conducted non-standard emission tests and published the results, and, in some cases, this supplemental testing has triggered investigations of manufacturers for possible defeat devices. Testing is expected to continue on an ongoing basis, with new testing methods continually under development. In addition, plaintiffs’ attorneys are pursuing consumer class action lawsuits based on alleged excessive emissions from cars and trucks, which could, in turn, prompt further investigations by regulators.

European GHG Requirements. The European Union regulates passenger car and light commercial vehicle CO2 emissions using sliding scales with different CO2 targets for each manufacturer based on the respective average vehicle weight for its fleet of vehicles first registered in a calendar year, with separate targets for passenger cars and light commercial vehicles. A penalty system applies to manufacturers failing to meet the individual CO2 targets. Pooling agreements between manufacturers to utilize credits are possible under certain conditions, and Ford has entered into such pooling agreements in order to comply with fuel economy regulations without paying a penalty and to enable other manufacturers to benefit from our positive CO2 performance. For “multi-stage vehicles” (e.g., Ford’s Transit chassis cabs), the base manufacturer (e.g., Ford) is fully responsible for the CO2 performance of the final up-fitted vehicles. The initial target levels get significantly more stringent every five years (2025, 2030, and 2035), after which all new passenger cars and light commercial vehicles must be zero emission, requiring significant investments in alternative propulsion technologies and extensive fleet management to enable low CO2 emissions for our fleet. EU heavy-duty CO2 regulations are being finalized and will also limit CO2 fleet performance, with slightly different requirements. The United Kingdom and Switzerland have introduced similar rules for light-duty vehicles, and the United Kingdom has adopted a ZEV mandate as well as CO2 fleet limits for non-ZEV vehicles starting in 2024.

The EU Commission has introduced mandatory requirements for national authorities to conduct in-service verification testing on vehicles to measure their actual CO2 emissions in the field. It is also investigating the introduction of Real Driving CO2 and Life Cycle Assessment elements, and heavy-duty vehicles are addressed in separate regulations with analogous requirements and challenges. As discussed above, the EU Commission has announced a “Green Deal” with more stringent requirements for CO2 emissions (including stricter CO2 fleet regulations) and other regulated emissions and include recycling and substance restrictions. While the EU Commission targets net climate neutrality by 2050 and an ambitious 2030 interim target (a 55% CO2 reduction across all industries compared to 1990), several countries, such as Germany, have adopted stricter interim targets and earlier net climate neutrality targets.

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

Item 1. Business (Continued)
Some European countries have implemented or are considering other initiatives for reducing CO2 vehicle emissions, including fiscal measures and CO2 labeling to address country specific targets associated with the Paris Accord. For example, the United Kingdom, France, Germany, Spain, Portugal, and the Netherlands, among others, have introduced taxation based on CO2 emissions. The EU CO2 requirements are likely to trigger further measures. In addition, delayed vehicle launches and supply shortages, as well as an insufficient charging infrastructure and lower demand for ZEV and low CO2 emission vehicles as certain electric vehicle incentives are reduced or eliminated or for other reasons, can trigger compliance risks in all European markets.

European regulators are also starting to look beyond tailpipe CO2 emissions with new requirements for battery electric vehicles and life cycle assessments. For example, the EU Battery Regulation, which came into effect in August 2024, introduces a range of new requirements, including that manufacturers calculate and declare the carbon footprint of their EV batteries and track their environmental performance throughout their life cycles. Maximum carbon footprint thresholds are expected to be set in 2028. Compliance with regulations like these will require manufacturers to navigate complex data collection, calculation, and reporting processes.

In addition to imposing strict emissions requirements, European regulations are increasingly including other sustainability requirements, such as reporting obligations and supply chain due diligence. While these regulations are applicable in European jurisdictions, they often apply to global corporations across jurisdictions and require adjustments in corporate processes, policies, and strategies, which may be costly. For example, the Corporate Sustainability Reporting Directive requires companies to disclose the compatibility of their business model and strategy with limiting global warming to 1.5°C in line with the Paris Agreement. Companies that fail to comply with these requirements could face significant monetary penalties and suffer reputational harm.

In 2023, the EU adopted the Carbon Border Adjustment Mechanism (“CBAM”), which will subject certain imported materials (such as iron, steel, and aluminum) to a carbon levy linked to the carbon price payable on domestic goods under the European Trading Scheme. The EU CBAM could increase our costs of importing such materials from 2026 onwards and/or limit our ability to import lower cost materials from non-EU countries. A similar CBAM is expected to be introduced in the United Kingdom in 2027.

Other National GHG and Fuel Economy Requirements. The Canadian federal government regulates vehicle GHG emissions under the Canadian Environmental Protection Act. A majority of the U.S. EPA light-duty vehicle standards are automatically adopted in Canada by reference to the United States Code of Federal Regulations, with a few standalone administrative elements. Similarly, heavy-duty vehicle and engine GHG emissions regulations in Canada also incorporate U.S. EPA rules by reference; however, while currently aligned, model year emission targets are standalone in Canada’s heavy-duty vehicle and engine regulations and, therefore, are not automatically updated with any updates to U.S. law. Ford expects that the federal government in Canada will continue to align its standards with the new EPA standards for the 2027 model year and beyond. In 2023, the Canadian federal government also published light-duty ZEV sales requirements through amendments to the Passenger Automobile and Light Truck Greenhouse Gas Emission Regulations. The amendments require annual sales percentages starting with 20% for the 2026 model year to 100% by the 2035 model year. The provinces of Quebec and British Columbia have regulations requiring that 100% of new vehicle sales be ZEVs by 2035. Both provinces have also started developing heavy-duty ZEV mandates based on CARB’s standards. Compliance with ZEV and emissions requirements depends heavily on market conditions that promote consumer preference for EVs, such as technology readiness, purchase incentives, and affordability, as well as the availability and reliability of adequate infrastructure to support vehicle charging. In addition to the ZEV mandate, Quebec is also developing a regulation to ban the sale of light-duty internal combustion engine vehicles as of 2035.

Regional governments across the globe have adopted or are considering implementing, and in some cases introducing, emissions regulations that align with CAFE standards. For example, China’s Corporate Average Fuel Consumption and New Energy Vehicle (“NEV”) Credits Administrative Rules contain fuel consumption requirements as well as credit mandates for NEV passenger vehicles, i.e., plug-in hybrids, electric vehicles, or fuel cell vehicles. The fuel consumption requirement, which is based on the WLTP, uses a weight-based approach to establish targets, with year-over-year target reductions. The credit mandates require OEMs to generate a specific amount of NEV credits each year based on a percentage of the OEM’s annual ICE vehicle production or import volume, with the percentage increasing year over year. China also imposes a national standard governing fuel consumption limits for passenger vehicles that are produced and to be sold domestically in China. An updated version of this national standard, which will impose more stringent fuel consumption limits, will be implemented in January 2026. China is also drafting mandatory national standards for limits on electrical energy consumption of battery electric vehicles, which are expected to be implemented in early 2026. It is also expected that later in 2025, China will start drafting a new national standard imposing electrical energy consumption limits on PHEVs as well.

Item 1. Business (Continued)
South American countries are implementing stricter standards for vehicle energy efficiency and sustainability as well. For example, in 2024, Brazil introduced its MOVER Program, which aims to significantly reduce carbon emissions from Brazil’s automotive fleet through financial incentives for investments in sustainable technologies. In addition to setting stricter fuel economy targets starting in 2027, MOVER mandates new requirements for recyclability and GHG emission reporting.

As discussed above and below in Item 1A. Risk Factors under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” in addition to the rates of EV growth, production disruptions, stop ships, supply chain limitations, lower-than-planned market acceptance of our vehicles, and/or other circumstances may cause us to modify product plans or, in some cases, purchase credits in order to comply with emissions standards, fuel economy standards, or ZEV requirements.

Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by NHTSA. Meeting or exceeding many safety standards is costly and has continued to evolve as global compliance requirements and public domain (e.g., New Car Assessment Programs (“NCAPs”), Insurance Institute for Highway Safety (“IIHS”), and the China Insurance Auto Safety Index) ratings and assessments continue to evolve, are increasing in demands, and lack harmonization globally. As we expand our business priorities to include autonomous vehicle technologies and broader mobility products and services, our financial exposure has increased. Similarly, federal and state regulatory requirements are growing quickly as lawmakers and regulators adapt to advancements in automation, ranging from driver-assistance technologies such as automatic braking to fully autonomous vehicles. Autonomous vehicle and driver assist technologies continue to be scrutinized by the government, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford, which has responded to information requests from NHTSA and the National Transportation Safety Board about our hands-free highway driving system, BlueCruise. Ford and other OEMs are required to report to NHTSA any crashes that meet NHTSA-defined criteria and occur when certain advanced driver assistance system features are in use. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it or NHTSA determines the vehicles contain a non-compliance or a defect resulting in an unreasonable risk to safety. Should we or NHTSA determine that either a safety defect or noncompliance issue exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

European Requirements. The EU has established vehicle safety standards and regulations and is likely to adopt additional or more stringent requirements in the future, especially in the areas of access to in-vehicle data, artificial intelligence, and autonomous vehicle technologies.

The European General Safety Regulation (“GSR”) introduced UN-ECE regulations, which are required for the European Type Approval process. The GSR includes the mandatory introduction of multiple active and passive safety features, including cybersecurity requirements for all registrations, which began in 2024. EU regulators are focusing on active safety features, such as lane departure warning systems, electronic stability control, and automatic brake assist. Electric vehicle safety continues to be an active area of regulation in the EU, with UN-ECE Regulation No. 100 establishing safety requirements for EVs and mandating certain testing of electrical powertrains. Furthermore, mobile network providers in certain EU Member States have begun shutting down their 2G and 3G networks, which form the basis for e-Call system functionality in existing vehicles. The e-Call systems in existing vehicles may need to be updated as these systems are phased out. It is also possible that the EU may mandate Member States to maintain these networks to allow for the continued functionality of existing e-Call systems.

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

Item 1. Business (Continued)
Safety and recall requirements in Brazil, China, India, South Korea, and Gulf Cooperation Council (“GCC”) countries may add substantial costs and complexity to our global recall practice. Brazil has set mandatory fleet safety targets and penalties are applied if these levels are not maintained, while a tax reduction may be available for over-performance. In Canada, regulatory requirements are mostly aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. In 2021, Canada started preliminary consultations on several new proposed regulations. Final regulations for Administrative Monetary Penalties took effect in 2023. Draft regulations for Analysis of Technical Information for Vehicles and Equipment are expected to be released in 2025 and will likely contain some reporting requirements that are unique to Canada. In China, new standards related to electronic architecture and devices (including e-Call and radio systems) are expected to take effect in 2027 or 2028, and will be more comprehensive than UN-ECE requirements. Additionally, new mandatory national standards for intelligent connected vehicles governing vehicle information security, software updates, and autonomous driving data recording systems are currently under development in China and will take effect in January 2026. Similarly, in the Middle East and Southeast Asia, legislators are focusing on regulating driver assistance and autonomous driving technologies, as well as cyber and data security for connected vehicles. In Malaysia and South Korea, mandatory e-Call requirements are being drafted. E-Call is mandatory in the UAE for new vehicles, and, following an update to its next generation e-Call regulations, will be required in Saudi Arabia beginning with the 2027 model year.

New Car Assessment Programs. Organizations around the world rate and compare motor vehicles in NCAPs to provide consumers and businesses with additional information about the safety of new vehicles. NCAPs use crash tests and other evaluations that are different and often more stringent than what is required by applicable regulations. Vehicle safety is rated using stars, with five stars awarded for the highest safety rating and one for the lowest. Achieving high NCAP ratings, which may vary by country or region, can add complexity and cost to vehicles. Similarly, environmental rating systems exist in various regions, e.g., Green NCAP in Europe. In China, updated NCAP protocols were implemented in 2024, requiring more stringent assessment methods for both passive and active safety technologies and expanding the scope of such assessments to pick-up trucks and commercial vans. In Southeast Asia and Latin America, an updated NCAP test and rating protocol is similarly forecast to be effective beginning in 2026 and is expected to put greater emphasis on assessment of driver assistance technologies. These protocols impose additional requirements relating to testing, evaluation, and mandatory safety features, and compliance with them (or any subsequent updates to them) may be costly.

HUMAN CAPITAL RESOURCES

People Strategy and Governance

We strive to create an employee experience that enables an inclusive environment of excellence, focus, and collaboration among team members, allowing us to deliver short- and long-term business success. Ford maintains an Executive People Forum consisting of the CEO and top leadership team that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of our Ford+ plan. Key topic areas include Compensation & Retention; Organization Design; Talent Planning & Development; and Inclusion and Culture.

Our Board of Directors and Board committees provide important oversight on human capital matters, including items discussed at the Executive People Forum. The Compensation, Talent and Culture Committee maintains responsibility to review, discuss, and set strategic direction for various people-related business strategies, including: compensation and benefit programs, leadership succession planning, inclusive culture, and talent development programs. The Sustainability, Innovation and Policy Committee is responsible for discussing and advising management on maintaining and improving sustainability strategies, the implementation of which creates value consistent with the long-term preservation and enhancement of shareholder value and social wellbeing, including human rights, working conditions, and responsible sourcing. Collective recommendations to the Board and its committees are an important part of how we proactively manage our human capital and create an employee experience that allows employees and our organization to thrive.

Employee Health and Safety

Nothing is more important than the health, safety, and wellbeing of our employees and we consistently strive to achieve world-class levels of safety through the application of sound policies and best practices. We maintain a robust safety culture designed to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

Item 1. Business (Continued)
We verify compliance with regulatory requirements as well as our internal safety standards. To prevent recurrence of workplace injuries, regular updates are provided to Company management on key safety issues, including safety key performance indicators (“KPI”), significant incidents, and high potential near misses. As a Company, we participate in multi-industry benchmarking groups, within and outside the automotive sector, to share safety best practices and collaborate on common health and safety concerns.

In 2024, there were zero employee fatality incidents globally. Proactive initiatives and leading safety metrics have been implemented as we strive to prevent workplace injuries and reduce risk to our employees and contractors.

Building a Diverse and Inclusive Workplace

At Ford, we are committed to supporting and sustaining a respectful and inclusive workplace for all employees. We believe this empowers every person to do their best work and ultimately achieve the Ford+ plan. We actively recruit and hire the best talent and are proud that our workforce is made up of people with different backgrounds, perspectives, and experiences so we can deliver the best products and services for our customers around the world.

Ford offers 10 global Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including, race, ethnicity, gender, religion, LGBTQ+, disability, veterans, and generation with chapters throughout the world. All ERGs are open to all employees and are instrumental in providing a voice to our global workforce, while also providing valuable insights into the employee experience and product and service development.

We work to strengthen collaboration across the organization by embedding inclusion in the leadership behaviors that support the Ford operating system. We also leverage the benefit of diversity by listening to the voices of our employees and stakeholders, which strengthen our workplace, systems, and offerings and ultimately drive value for the business.

Our workforce statistics include the following as of December 31, 2024: 28.0% of our salaried employees worldwide are women; 25.7% of our total salaried and hourly employees in the United States are women; and 36.5% of our total salaried and hourly employees in the United States are underrepresented racial and ethnic groups.

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

Competitive Benefit Programs

We provide employees with a competitive, comprehensive, and flexible set of benefits and resources to support their financial, social, mental/emotional, physical, and professional health. Our comprehensive global benefits programs are designed to attract and retain top talent worldwide. These programs include a wide range of resources and solutions to educate, empower, and support individual and organizational goals while being tailored to local regulations and employee needs across our diverse global workforce. This comprehensive approach is integral to our total rewards strategy, addressing business and employee challenges through a multi-channel approach that provides diverse populations and global regions with flexible options to meet their specific goals.

Item 1. Business (Continued)
We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee challenges and prioritize our programs and resources. Our benefits are regularly reviewed and adjusted to remain competitive within our respective markets and reflect evolving employee expectations. We are committed to creating an environment where employees and People Leaders care for each other as we deliver Ford+.

Employee Sentiment Strategy

We gather feedback from our employees through a variety of channels throughout the year. Our approach is designed to capture sentiment and make it actionable for managers, leadership, and for the teams designing the tools, processes, and policies that impact the employee experience. We use a mix of annual and real-time surveys designed to understand employee sentiment in areas such as people leader effectiveness, job satisfaction, inclusion, wellbeing, overall satisfaction, strategy and execution, and Ford Operating System behaviors.

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

Employment Data

The approximate number of individuals employed by us and entities that we consolidated as of December 31 was as follows (in thousands):

	2023	2024
United States	87	87
Rest of World	84	78
Company excluding Ford Credit	171	165
Ford Credit	6	6
Total Company	177	171

In the United States, approximately 99% of our unionized hourly employees are covered by collective bargaining agreements and represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Auto Workers”). At December 31, 2024, approximately 56,500 hourly employees in the United States were represented by the UAW.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to us grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks. We have a global business, and conditions in our industry and the regions where we operate and sell our products and services may change quickly. Accordingly, institutional stability is crucial to businesses like Ford as we make hiring and investment decisions, as well as to the smooth functioning of financial markets on which we depend. Rapid policy change in our home market, the United States, is creating uncertainty in our operations and business outlook, and may remain a source of volatility in the future.

Operational Risks

Ford’s long-term success depends on delivering the Ford+ plan, including improving cost competitiveness. We previously announced our plan for growth and value creation – Ford+. Ford+ is our plan to thrive at the intersection of great vehicles, iconic brands, and innovative software and service, building Ford into a higher growth, higher margin, more capital efficient, and more durable company. Our Ford+ plan is designed to leverage our foundational strengths with enhanced capabilities – enriching customer experiences and deepening loyalty. As we progress this transformation of our business, we must integrate our strategic initiatives into a cohesive business model, and balance competing priorities, or we will not be successful. To facilitate this transformation, we are making substantial investments, recruiting new talent, and modernizing and optimizing our business model, management system, and organization. Our strategy involves providing customers freedom of choice to select the powertrain that best suits their needs and maintaining manufacturing flexibility at Ford to meet shifting customer demand. Accordingly, maintaining discipline in our capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these opportunities are critical to the success of our Ford+ plan. If we are unable to optimize our capital allocation among vehicles (and propulsion systems among our vehicles), services, technology, and other calls on capital, make sufficient and timely progress to become competitive on cost and quality and ensure that progress is sustainable, or we are otherwise not successful in executing Ford+ (or are delayed for reasons outside of our control), we may not be able to realize the full benefits of our plan, which could have an adverse effect on our financial condition or results of operations. Furthermore, if we fail to make progress on our plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of our business and divert management’s attention and resources.

Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on our business. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. We may also be obligated to remedy defects or potentially recall our vehicles due to defective components provided to us by our suppliers, arising from their quality issues or otherwise. NHTSA’s enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders, including at Ford, requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in our vehicles. In addition, NHTSA is considering action related to 52 million vehicles containing inflators from ARC Automotive and Delphi Automotive in the United States. Ford has 2.5 million vehicles within this population. Should NHTSA determine that these inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components we receive from suppliers, our ability to recover from the suppliers may be limited by the suppliers’ financial condition.

We accrue the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and we reevaluate the adequacy of our accruals on a regular basis. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance. The impact of such accruals will be reflected in our results of operations for the period in which the accrual is made, which could cause variability in our quarterly performance, while the cash flow impact may be reflected in a later period or periods. For additional information regarding warranty and field service action costs, including our process for establishing our reserves, see “Critical Accounting Estimates” in Item 7 and Note 24 of the Notes to the Financial Statements. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, the time it takes

Item 1A. Risk Factors (Continued)
to improve the quality of our products and services (or if such efforts are unsuccessful), implementation of additional remedies in the event the initial one is ineffective or parts are unavailable, or otherwise (including as a result of higher repair costs driven by inflation or other economic factors), such costs could continue to have an adverse effect on our financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs have adversely affected and could continue to adversely affect our reputation or the public perception and market acceptance of our products and services as discussed below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced.” In an effort to improve quality, we have slowed down and may continue to slow down launches, which may result in lost sales, revenue, and profits and could have an adverse effect on our financial condition or results of operations. From time to time, our inventory levels may be higher due to a number of different factors, including as a result of vehicles on hold for quality control, which may cause us to incur additional costs associated with those vehicles, e.g., repair costs for weather-related damage.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials can disrupt Ford’s production of vehicles. Our products contain components that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain or a supplier is unable to deliver a component to us in accordance with our specifications, because of a production issue, limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, or other reason, and the component cannot be easily sourced from a different supplier, or we are unable to obtain a component on a timely basis, the shortage may disrupt our operations or increase our costs of production.

For the production of our electric vehicles, we are dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, and nickel) used by our suppliers to produce those batteries. As we increase our production of electric vehicles, we expect our need for such materials to increase significantly. At the same time, other companies are increasing their production of electric vehicles, which will further increase the demand for such raw materials. As a result, we may be unable to acquire raw materials needed for electric vehicle production in sufficient amounts that are responsibly sourced or at reasonable prices. As described below under “To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast” as well as in the Liquidity and Capital Resources section in Item 7 below, we have entered into and we may, in the future, enter into offtake agreements and other long-term purchase contracts that obligate us, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of our or our suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for our or our suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy our requirements, and we or our suppliers are unable to find an alternative resource with sufficient quantities, at reasonable prices, responsibly sourced (e.g., in compliance with the Uyghur Forced Labor Prevention Act and similar regulations and standards), and in a timely manner, it could impact our ability to produce electric vehicles.

A shortage of, or our inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, import and export bans or tariffs imposed by the U.S. or foreign governments, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. Further, as a result of lower-than-anticipated industrywide electric vehicle adoption rates or otherwise, suppliers of such raw materials or components may become distressed.

Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production has occurred, and could in the future occur, at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, such as shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); social unrest; cybersecurity incidents; or for other reasons. A suspension or substantial curtailment of our manufacturing operations

Item 1A. Risk Factors (Continued)
could have a significant adverse effect on our financial condition and results of operations, as was the case in 2020, when, consistent with actions taken by governmental authorities, we idled our plants in regions around the world. The duration of a suspension of manufacturing operations and a return to our full production schedule will vary. Our Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while our manufacturing operations are suspended, but we continue to incur operating and non-operating expenses, resulting in a deterioration of our cash flow. Accordingly, any significant future disruption to our production schedule, regionally or globally, whether as a result of our own or a supplier’s suspension of operations, could have a substantial adverse effect on our financial condition, liquidity, and results of operations. Moreover, our supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations triggered by a shutdown of operations.

The limited availability of components, labor shortages, public health emergencies, and supplier operating issues have led to intermittent interruptions in our supply chain and an inconsistent production schedule at our facilities. This has exacerbated the disruption to our suppliers’ operations, which, in turn, has led to higher costs and production shortfalls. As a result of this disrupted production schedule, we have received and continue to receive claims from our supply base for reimbursement of costs beyond our original agreed terms. Upon receipt, we evaluate those claims, and, in certain circumstances, we have made payments to our suppliers, and this trend may continue.

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

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies or the benefits may take longer than expected to materialize. We have invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and we may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, we may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures, and policies, we may be unable to retain key employees, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control, or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. Moreover, negative publicity, government investigations, or litigation involving a company with which we have a business or supply relationship may have an adverse effect on our reputation. In order to secure critical materials for production of electric vehicles, we have entered into and may, in the future, enter into offtake agreements and other long-term purchase contracts with raw materials suppliers and make investments in certain raw material and battery suppliers; however, we may not realize the anticipated benefits of these actions and our efforts to have such suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on our reputation. In addition, the implementation of a new or different business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. For example, our efforts to evaluate and implement alternative distribution models and channels for our products and services from those we have

Item 1A. Risk Factors (Continued)
traditionally used may be challenged or may not succeed or be as successful as our historical arrangements. External factors may also impact the success of our initiatives. For example, our business and strategy are susceptible to tensions in U.S.-China relations and the rapid development of the Chinese electric vehicle industry, with domestic Chinese producers exporting to some key markets in which we operate. In addition, as we implement our strategy to provide customers freedom of choice to select the powertrain that best suits their needs and maintain manufacturing flexibility to meet shifting customer demand, we have in the past taken, and may in the future take, actions such as not fully utilizing or reducing the capacity of our existing or future plants, reducing production hours or shifts, cancelling programs, or delaying launches, and we may become subject to claims by suppliers or other parties, incur charges related to impairments, asset write-downs, or inventory adjustments, or lose or become obligated to repay incentives as a result. For example, we have taken, and may in the future take, such actions to better match the pace of electric vehicle adoption, which has been lower than anticipated industrywide. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments, which may be significant, in that strategy. Further, as our strategy evolves in an area, we may be unable to utilize or redeploy our existing assets or investments in that or other areas, which may lead to impairments and other cash and non-cash charges. Moreover, we may continue to have financial exposure following a strategic divestiture or cessation of operations in a market. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on our financial condition or results of operations.

Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt our operations, or harm our reputation. We continually review and evaluate our business to find opportunities to make our operations more efficient and reduce costs. In doing so, we have taken, and may in the future take, restructuring actions, such as strategic divestitures or ceasing of operations in a market, particularly for those businesses where a path to sustained profitability is not feasible in light of the capital allocation requirements or for other reasons. Our plans for implementing such actions may be accelerated by shifting industry dynamics and new entrants to our industries with which we must compete. These actions may include employee separations, a reduced footprint (e.g., plant closures or smaller operations at existing plants or plants that are not yet on-line), operating our plants at less than full capacity (e.g., reducing shifts), or cancelling products or programs. Such restructuring actions have caused us and may in the future cause us to incur significant costs; record impairments or other charges; subject us to potential claims from employees, suppliers, dealers, other counterparties, or governmental authorities (including a reduction or clawback of incentives); disrupt our operations; distract management from current operations; or harm our reputation. Further, we may not realize the expected benefits of such restructuring actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that we cannot obtain the original intended results of an action.

Failure to develop and deploy secure digital services that appeal to customers and grow our subscription rates could have a negative impact on Ford’s business. A growing part of our business involves connectivity, digital and physical services, and integrated software services, and we are devoting significant resources to develop this business. Further, we have announced our plans and expectations to grow subscription rates and for integrated services to become a larger portion of our revenue and earnings. If we do not develop, deliver, and make available technologies that customers can easily adopt and use, fail to generate sufficient demand for our integrated software and digital services, or if customers do not opt to activate the modems in our vehicles, which would hinder our ability to offer and sell such services, we may not grow revenue in line with the costs we are investing or achieve profitability on our increasingly digitally-connected products. For additional discussion on the market acceptance of our services, see below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced.”

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

Item 1A. Risk Factors (Continued)
Sophisticated software integration may have issues that can unexpectedly interfere with the intended operation of hardware or other software products and services. In addition, the services we offer can have quality issues and may, from time to time, experience outages, service slowdowns, or errors. As a result, these services may not always perform as anticipated and may not meet customer expectations. There can be no assurance we will be able to detect and remedy all issues and defects in the hardware, software, and services we offer, or successfully deliver over-the-air (“OTA”) updates. Failure to do so on a timely basis could result in widespread technical and performance issues affecting our products and services. For additional discussion on the risks associated with defects and quality issues, see above under “Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on our business.”

We continue to increase the number of BlueCruise (our hands-free highway driving system) enabled vehicles on the road and its growth and expansion remains an important part of our strategy. We also face substantial competition in that area. In addition, autonomous vehicle and driver assist technologies, including BlueCruise, continue to be scrutinized by government regulators and consumers, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford. Such negative publicity of our products or those of our competitors could undermine consumer trust and negatively impact our subscription rates. If we are unable to successfully develop and grow BlueCruise and other subscription services or build and maintain consumer trust in those offerings, we may be unable to recoup the investments we have made in those technologies and it could negatively impact our reputation, financial condition, and results of operations.

The actions of end users are generally beyond our control and some users may engage in fraudulent or abusive activities that involve our digital services. These include unauthorized use of accounts through stolen credentials, failure to pay for services accessed, or other activities that violate our terms of service. While we have implemented security measures intended to prevent unauthorized access to our digital services and related information systems, malicious entities have and will continue to attempt to gain unauthorized access to them. If our efforts to detect such violations or our actions to control these types of fraud and abuse are not effective or timely, it may have an adverse effect on our financial condition, results of operations, or reputation. For further information, see below under “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers.”

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in our manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. Based on our current contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) in the United States and Unifor in Canada ratified in 2023, we expect to have a significant increase in labor costs through the life of the contracts, and if we are unable to offset those costs, it could have a significant adverse effect on our business. Some of our competitors do not have such collective bargaining agreements and are not subject to the same constraints. Further, a substantial number of our employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter our ability to sell or close manufacturing or other facilities or increase the cost of doing so. These agreements in the United States, Canada, Europe, and other regions may restrict our ability to close plants and divest businesses. In addition, to the extent companies in our global supply chain that are not currently parties to collective bargaining agreements enter into such agreements or otherwise increase their employees’ wages and benefits, any increased costs incurred by those suppliers may, in turn, increase our costs.

Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness. Our success depends on our ability to continue to attract, develop, grow, support, and reward talented and diverse employees with domain expertise in engineering, software, technology (including digital capabilities and connectivity), integrated services, supply chain, marketing, and finance, among other areas. While we have been successful in attracting talent in recent years, as with any company, the ability to continue to attract talent is important, particularly in growth areas vital to our success such as software, electrification, and integrated services. Competition for such talent is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for companies. In addition to attracting talent, we must also retain the talent needed to deliver our business objectives. If we lose existing employees, are unable to attract talent with needed skills, or we are unable to develop existing employees, particularly with the introduction of new technologies and our focus on operational efficiency and quality, it could have a substantial adverse effect on our business.

Item 1A. Risk Factors (Continued)
Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers. We rely on information technology networks and information systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, some of which are provided by third-party service providers, and some of which ultimately rely on other services provided to these third parties by unaffiliated service providers, to process, transmit, and store electronic information that is important to the operation of our business, our vehicles, and the services we offer. Despite devoting significant resources to our cybersecurity program, we are at risk for interruptions, outages, and compromises of: (i) operational information systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cybersecurity incident, security breach, or other reason (e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system). Such incidents could materially disrupt operational information systems; result in loss or unwilling publication of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of our facilities; disrupt or degrade service or our operations; affect the performance of in-vehicle systems or services we offer; and/or impact the safety of our vehicles. This risk exposure rises as we continue to develop and produce vehicles with increased connectivity. Moreover, we, our suppliers, service providers, and dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Our networks and in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third parties who have access to our networks and systems. We employ capabilities, processes, and other security measures we believe are reasonably designed to detect, reduce, and mitigate the risk of cybersecurity incidents, and have requirements for our suppliers and service providers to do the same; however, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. Moreover, a cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures, and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving us or one of our suppliers or service providers could impact our production, internal operations, business strategy, results of operations, financial condition, or our ability to deliver products and services to our customers.

To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast. We have announced plans to significantly increase our electric vehicle production volumes; however, our ability to produce higher volumes of electric vehicles is dependent upon the availability of raw materials and other components necessary for the production of batteries, e.g., lithium, cobalt, and nickel, among others. As described above under “Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials can disrupt Ford’s production of vehicles,” to facilitate our access to such raw materials, we have entered into and we may, in the future, enter into offtake agreements and other long-term purchase contracts. Such agreements obligate us, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to agreed upon purchase price mechanisms that are typically based on the market price of the material at the time of delivery.

Unlike our standard arrangements with suppliers, under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials, batteries, or their components are borne by Ford rather than our suppliers. In the event we do not purchase the materials or components pursuant to the terms of these agreements, we may nevertheless be obligated to pay the purchase price or otherwise compensate the supplier in an amount determined by the contract or reimburse the supplier for costs or losses it incurs. We have incurred and we may continue to incur such charges. This may be the case even if the supplier finds another purchaser, as we may be responsible for the costs of finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in our agreement.

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

Item 1A. Risk Factors (Continued)
Macroeconomic, Market, and Strategic Risks

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, financial crisis, economic downturn or recession (including reduced consumer spending), natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world.  In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in our global supply chain, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which we operate.

Changes in international trade policy can also have a substantial adverse effect on our financial condition, results of operations, or our business in general. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive. The new, substantial tariff increases on imports to the United States from Canada and Mexico (in addition to China) announced on February 1, 2025, should they be implemented and sustained for an extended period of time, would have a significant adverse effect, including financial, on the overall automotive industry, Ford, and our supply chain. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments would exacerbate the impact.

With operations in various markets with volatile economic or political environments and our global supply chain and utilization of transportation routes and logistics providers around the world, we are exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact our supply chain as well as our operations and have a substantial adverse effect on our financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates, and potentially impact the repatriation of earnings.

Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced. Although we conduct extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace, and we may not be able to accurately predict or identify emerging trends or preferences or the success of new products or services in the market. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, our new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition, price sensitive customers, and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if we are unable to differentiate our products and services from those of our competitors in a manner that appeals to customers, develop innovative new products and services, or sufficiently tailor our products and services to customers in other markets, there could be insufficient demand for our products and services, which could have an adverse impact on our financial condition or results of operations. Insufficient demand for our products may also result in higher inventory levels, which may lead to downward pricing pressure, or reduced manufacturing efficiencies, which may reduce margins. In the event of a shortage of available products, customers may elect to purchase from our competitors and may not return to Ford in the future.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, reliability, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact our reputation or market acceptance of our products or services, even where such allegations prove to be inaccurate or unfounded. Further, our ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors,

Item 1A. Risk Factors (Continued)
including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric vehicles, autonomous and driver assistance technologies, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and change rapidly. Traditional competitors are expanding their offerings, and new types of competitors (particularly in our areas of strength, e.g., pick-up trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as us, are entering the market. For example, Chinese electric vehicle producers are exporting their products to some key markets in which we operate. This level of competition necessitates that we invest in and integrate emerging technologies into our business and increases the importance of our ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, with the quality they expect, and at costs low enough to be profitable. Moreover, if we do not meet customer expectations for quickly and effectively addressing and remedying issues that may develop with or that improve our products and services, e.g., successfully delivering OTA updates, it would have an adverse effect on our business.

We have announced our intent to continue making multi-billion dollar investments in electrification and software services. Our plans include offering electrified versions of many of our vehicles, including the F-150 Lightning and E-Transit which we introduced in recent years. We have observed lower than initially anticipated industrywide electric vehicle adoption rates. This trend may continue, including as a result of the regulatory framework in various markets shifting away from supporting the rapid adoption of electrified vehicles, if there is a negative perception of our vehicles or about electric vehicles in general, if we are unable to or are delayed in developing or embracing new technologies or processes, or if consumers prefer our competitors’ vehicles, and there could be an adverse impact on our financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” lower than planned market acceptance of our vehicles may impact our strategy to comply with fuel economy standards.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce our carbon footprint over time across our vehicles, operations, and supply chain. We have announced interim emissions targets approved by the Science Based Targets initiative (SBTi) and made other statements about similar initiatives. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent we are unable to achieve these initiatives or our plans for our electrification transition do not succeed, it may harm our reputation or we may not otherwise receive the expected return on the investment. For example, we are exposed to reputational risk if we do not reduce vehicle CO2 emissions in line with our targets or in compliance with applicable regulations. Further, our customers, investors, and other stakeholders evaluate how well we are progressing on our announced climate goals and aspirations, and if we are not on track to achieve those goals and aspirations on a timely basis, or if the expectations of our customers and investors change and we do not adequately address their expectations, our reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies. Other parties may object to the positions we have or are perceived to have taken and may, in the future, take or be perceived to take on environmental, social, or other issues, or in the event we change our position on such issues, which may result in a loss of customers, a boycott of our products or services, or other actions that may impact not only our brand and reputation but also our results of operations, financial condition, and the price of our Common Stock.

Moreover, new offerings, including those related to electric vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and have subjected us and may continue to subject us to customer claims, government investigations, and recalls of our vehicles if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s vehicle using autonomous or driver assist technologies may negatively impact the perception of such technologies and erode customer trust.

Item 1A. Risk Factors (Continued)
Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, or economic or other factors, particularly for electric vehicles. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates and reductions, and other incentives. As a result, we are not necessarily able to set our prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on our financial condition and results of operations.

Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which have led us, and may in the future lead us, to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. The trend may be exacerbated as policy change in the United States could reduce or eliminate supply- and demand-side incentives, resulting in slower adoption of EVs. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, we have accrued and may continue to incur charges related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. Significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions. Battery costs remain high, which is detrimental to electric vehicles reaching pricing parity with ICE vehicles and further exacerbates the pricing pressures on electric vehicles. Furthermore, as we invest in battery production, including the construction of battery plants, if we are unable to operate those plants at their expected capacity because electric vehicle adoption rates remain lower-than-anticipated or otherwise, we may be unable to recoup the investments we have made.

As electric vehicle adoption rates increase, the risk of excess capacity, particularly for internal combustion engine trucks and utilities, may be exacerbated. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on our financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. We and our suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. We monitor and attempt to manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity and energy prices (from tariffs and the actions taken by Russia in Ukraine, as discussed above under “With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates as well as increased material, freight, logistics, and similar costs could have a substantial adverse effect on our financial condition or results of operations. See Item 7 and Item 7A for additional discussion of currency, commodity and energy price, and interest rate risks. These market forces have caused us to incur higher material costs, which may continue, and our warranty costs have increased, in part, due to inflationary cost pressures at our dealers. Moreover, due to inflationary pressure, some of our suppliers have submitted claims to us for reimbursement of costs beyond our original agreed terms. Upon receipt, we evaluate those claims, and, in certain circumstances, we have made payments to our suppliers, and this trend may continue. Further, despite some recent rate cuts, over the last several years interest rates have increased significantly as central banks in developed countries attempt to subdue inflation, and there is no assurance that they will not remain elevated for a multi-year period. At the same time, government deficits and debt remain at high levels in many global markets. Elevated interest rates would make government debts more expensive to finance, and in that environment, businesses would face a higher cost of capital, impacting capital intensive businesses such as Ford. At Ford Credit, a high interest rate environment may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, our results are impacted by fluctuations in the market value of our investments, with unrealized gains and losses that could be material in any period.

Item 1A. Risk Factors (Continued)
Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to electric or other vehicles in our portfolio that may be less profitable could result in an adverse effect on our financial condition or results of operations. Despite recent trends, if demand for electric vehicles grows at a rate greater than our ability to increase our production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones) and other factors that accelerate the transition to electric vehicles may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins. Moreover, governmental restrictions on the sale, purchase, or use of internal combustion engine vehicles (e.g., city access restrictions) may limit our ability to sell some of our more profitable vehicles.

While a suspension or disruption of our manufacturing operations at any facility could have an adverse effect on our financial condition, results of operations, and cash flow, such an occurrence at one of our facilities where our larger, more profitable vehicles are produced, or in the event a launch is delayed or a stop ship is initiated for those vehicles, the impact may be particularly significant.

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event.  Because we, like other manufacturers, have a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on our cash flow and results of operations.  Vehicle sales are affected by overall economic and market conditions (such as the level of interest rates and tariffs), consumer sentiment and behavior, and developing trends such as shared vehicle ownership and ridesharing services. If industry vehicle sales were to decline to levels significantly below our planning assumption, the decline could have a substantial adverse effect on our financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7.

Financial Risks

The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. We receive economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, forgivable loans and loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of our operations or that impact consumers of our products and services, as a result of administrative decision or otherwise, could have a substantial adverse impact on our financial condition or results of operations. Further, we may lose or be required to repay incentives or forgivable loans as a result of a change we make to our business strategy, e.g., if we elect not to proceed with a previously planned program or project or do not create as many jobs as initially anticipated.

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

The U.S. Inflation Reduction Act (“IRA”) provides, among other things, financial incentives in the form of tax credits to grow the domestic supply chain and domestic manufacturing base for electric vehicles, plug-in hybrid vehicles (“PHEVs”), and other “clean” vehicles. The law likewise incentivizes the purchase of clean vehicles and the infrastructure to fuel them. The IRA authorizes tax credits to manufacturers for the domestic production of batteries and battery components for EVs and PHEVs, and this credit is expected to improve the financial performance of domestic battery manufacturers, including the new operations at our upcoming facility in Michigan and BlueOval SK’s facilities in Kentucky and Tennessee. Further, the degree of success of some of our investment strategies depends upon IRA tax credit eligibility and for those credits to continue to remain available through the currently contemplated expiration.

Item 1A. Risk Factors (Continued)
The IRA also authorizes tax credits for purchasers of qualified commercial and retail clean vehicles. Ford expects that most commercial customers that purchase an EV or PHEV will be eligible for the commercial clean vehicle credit, although it is unclear at this time how many commercial vehicle purchasers will have the underlying federal tax liability that is necessary to actually monetize this credit. In their current form, the IRA’s tax credit and the commercial clean vehicle credit would, together, likely influence commercial fleets, governmental fleets, and other vehicle purchasers in their evaluation of a transition from internal combustion engine vehicles to EVs and PHEVs.

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

Although we ultimately expect the IRA to benefit Ford and the automotive industry in general, this would be the case only insofar as the IRA remains in place in its current form. Some policymakers have expressed an intent to repeal or restrict eligibility for elements of the IRA, however, including those credits discussed above, which would adversely affect Ford and the industry. To the extent these elements remain in place or are replaced with new laws that provide benefits using comparable eligibility criteria, the availability of such benefits to Ford will depend on the further development and improvement of the U.S. battery supply, sufficient access to raw materials within the scope of the IRA, and the terms of the regulations and guidance (and the limitations therein) the U.S. government issues for such benefits, which will ultimately determine which vehicles qualify for incentives and the amount thereof. Further, battery and electric vehicle manufacturing and the corresponding supply chains involve substantial lead time, and it may take years before Ford can satisfy any new eligibility criteria. Automakers that better optimize eligibility for their vehicles, as compared to their competition, will have a competitive advantage.

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, asset portfolios, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings for those transactions and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

An increasing interest rate environment may have an adverse effect on borrowing costs for Ford Credit, making it more expensive to fund our operations or leading to higher rates charged to our customers if these costs are passed on.

Item 1A. Risk Factors (Continued)
Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industrywide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Economic and demographic experience for pension and OPEB plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of our obligations, costs, and liabilities associated with benefits pursuant to our pension and OPEB plans requires that we estimate the present value of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). We generally remeasure these estimates at each year end and recognize any gains or losses associated with changes to our plan assets and liabilities in the year incurred. To the extent actual results are less favorable than our assumptions, we may recognize a remeasurement loss in our results, which could be substantial. For additional information regarding our assumptions, see “Critical Accounting Estimates” in Item 7 and Note 16 of the Notes to the Financial Statements.

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

Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. We spend substantial resources to comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, labor and employment practices, and other standards, but we cannot ensure that employees, contractors, agents, or other individuals affiliated with us will not violate such laws or regulations, which could result in civil or criminal liability. In addition, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact our compliance status. Government investigations against Ford or Ford Credit have resulted in, and may in the future result in, fines, penalties, orders, or other resolutions, through litigation, administrative proceedings, settlement, or otherwise, which have in the past had, and could in the future have, an adverse impact on our financial condition, results of operations, or the operation of our business, including oversight by regulators or a government-appointed monitor. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where our vehicles, services, and financial products comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our products, services, or business or commercial relationships, requires significant expenditures of time and other resources and may be disruptive to our operations. Litigation also is inherently uncertain, and we have in the past experienced, and could in the future experience, significant adverse results, including

Item 1A. Risk Factors (Continued)
compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on our financial condition, results of operations, or our business in general, particularly with larger jury verdicts becoming more prevalent. While we have an insurance program that provides coverage for certain claims, it may not be sufficient to cover the losses incurred. In addition, adverse publicity surrounding an allegation, litigation, or investigation, even if there is no merit to the matter, may cause significant reputational harm or create a negative public perception of our products and services, which could have a significant adverse effect on our sales.

Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Regulators have enacted and are proposing standards to address concerns regarding the environment (including concerns about global climate change and air quality), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including GHG emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter, and there are associated increased reporting requirements. Similarly, we are making substantial investments in our facilities and revising our processes to not only comply with applicable regulations but also to make our operations more efficient and sustainable. As our suppliers make similar investments, any higher costs may be passed on to us. In the United States, legal and policy debates on environmental regulations are continuing, with a recent primary trend toward reducing GHG emissions and increasing vehicle electrification. However, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for ZEVs (standards that some other states are adopting), and those actions are also the subject of legal challenges. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

We regularly refine our product cycle plan to improve the fuel economy of our internal combustion vehicles and to offer more propulsion choices, such as hybrid and electrified vehicles, that generate lower GHG emissions. Electrification is our core strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits to our ability to reduce emissions and increase fuel economy over given time frames and many factors that could delay or impede our plans. Those factors primarily relate to the cost and effectiveness of available technologies; consumer acceptance of new technologies and their costs; changes in industrial policy, including incentives for electric vehicles and battery manufacturing and requirements for battery supply chains; changes in trade policy, which may affect the profitability of certain products; changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced”); the appropriateness (or lack thereof) of certain technologies for use in particular vehicles; the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electric vehicles; the availability (or lack thereof) of the raw materials and component supply to make affordable batteries and other elements of electric vehicles; and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions or the consumer attributes of our vehicles do not lead consumers to purchase electric vehicles and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult to meet applicable environmental standards and may constrain our ability to sell internal combustion engine vehicles, including some of the more profitable vehicles in our portfolio. Our obligations under the regulatory compliance credit purchase agreements we have entered into, including the ultimate number of credits we may purchase under those agreements, are dependent on the sellers’ delivery of the credits. If the seller under a credit purchase agreement does not deliver the credits contracted for, it may cause us to be out of compliance with emissions standards or other requirements. Such noncompliance may result in fines, penalties, or other costs, and/or we may need to modify our product plans and be unable to sell certain products. In the event we are obligated to purchase credits under those agreements, the cash impact of such purchases may be significant.

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

Item 1A. Risk Factors (Continued)
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

We and other companies continue to develop autonomous vehicle and driver assist technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles and related technologies. Governmental restrictions on such technologies may limit our ability to provide these features to consumers, and manufacturers are facing increased scrutiny from regulators at the state and federal level on system misuse by customers, feature capabilities, and whether advertising for this technology contains false or misleading information. Some states are developing their own regulations that impact the testing and design of autonomous vehicles. This patchwork approach without federal guidance may subject Ford to additional compliance costs. Further, autonomous vehicle and driver assist technologies continue to be scrutinized by the government and consumers, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford, which has responded to information requests from NHTSA and the National Transportation Safety Board about our BlueCruise system. We and other OEMs are required to report to NHTSA crashes that meet NHTSA-defined criteria and occur when certain advanced driver assistance system features are in use. Such events involving our vehicles and technologies could require safety recalls and/or subject us to fines, penalties, damages, investigations, and reputational harm. In addition, the demand for these services by consumers is fluctuating as the technology is rolled out in various stages and with mixed industry results.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, data access, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. We are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the United States and other countries (such as the EU’s and the U.K.’s General Data Protection Regulations, the EU’s Data Act, the EU’s Artificial Intelligence Act, the Colorado Artificial Intelligence Act, and the California Consumer Privacy Act) relating to the collection, use, transfer, and security of data and the personal information of consumers, employees, or others, including laws that may require us to notify regulators and affected individuals of a data security incident. Such laws, rules, and regulations, also apply to our vendors and/or may hold us liable for any violations by our vendors. Existing and newly developed laws and regulations may apply broadly to our operations within the relevant jurisdiction, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent across jurisdictions. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause us to incur substantial costs to modify our operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against us in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection, data access, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm our reputation, disrupt our business, cause us to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on our business and/or consumers deciding to withhold or withdraw consent for our collection or use of data.

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

Failure to comply with applicable laws and regulations could subject Ford Credit to regulatory enforcement actions, including consent orders or similar orders where Ford Credit may be required to revise practices, remunerate customers, or pay fines. An enforcement action against Ford Credit or publicity around even an allegation that Ford Credit has not complied with applicable laws or regulations could harm Ford Credit’s reputation or lead to further litigation.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 1C.  Cybersecurity.

Cybersecurity Strategy and Risk Management

We devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. We believe our cybersecurity program is reasonably designed to protect our information systems, software, networks, and other assets against, and mitigate the effects of cybersecurity incidents where unauthorized parties attempt, among other things, to disrupt or degrade service or our operations; misuse or abuse technology and information systems; make unauthorized disclosure of data; or otherwise cause harm to the Company, our customers, suppliers, or dealers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are reasonably designed to reduce and mitigate these risks, and have requirements for our suppliers and service providers to do the same. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers and service providers, the responsibility ultimately rests with those parties to establish and maintain their respective cybersecurity programs. Our ability to monitor the cybersecurity practices of third parties is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by each of them. When we become aware that a supplier or service provider’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems.

In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by our Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. This responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining our cybersecurity program. Our program is informed by and designed to comply with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Our program leverages both internal and external techniques and expertise. Internally, we perform penetration tests, internal tests/code reviews, and red team exercises, among other things, to evaluate aspects of our cybersecurity program. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company email and access to Company assets, and regularly circulate security awareness newsletters to employees. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and various Information Sharing and Analysis Centers (each an “ISAC”); review customer, media, and third-party cybersecurity reports; and operate a bug bounty program. Our cybersecurity program also includes disaster recovery and incident response plans, including a ransomware response plan which is regularly tested and evaluated in tabletop simulations.

The Company’s global cybersecurity incident response is also overseen by our Chief Information Security Officer. Our Chief Information Security Officer has served in that role for over 7 years and has over a decade of engineering and operations expertise with cybersecurity technologies and services. Our Chief Information Security Officer reports to our Chief Enterprise Technology Officer who has spent over two decades managing cybersecurity risks as a leader at enterprise software and Fortune 50 companies. Our Chief Enterprise Technology Officer reports directly to our Chief Executive Officer.

When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by management committees using processes that leverage subject-matter expertise from across the Company. Further, we have in the past and may in the future engage with third-party advisors and government and law enforcement agencies as part of our incident management processes. All cybersecurity incidents that are identified as reasonably having the potential to be highly significant to the Company are brought to the attention of both the Chief Enterprise Technology Officer and Chief Policy Officer and General Counsel by the Chief Information Security Officer as part of our cybersecurity incident response processes.

ITEM 1C. Cybersecurity (Continued)
Cybersecurity Governance and Oversight

Cybersecurity risk identification, assessment, and management are integrated into our overall enterprise risk management program. As part of its enterprise risk management efforts, the Board meets with senior management, including the executive leadership team, to assess and respond to critical business risks. These critical enterprise risks are assessed by senior management annually and discussed with the Board. Then each of the top risks are validated, prioritized, and assigned risk owners who are responsible to oversee risk assessment, develop and implement mitigation plans, and provide regular updates to the Board (and/or Board committee assigned to the risk). In this way, critical business risks, including cybersecurity risk, benefit from both top-down and bottom-up risk management efforts that we believe are reasonably designed to escalate key risk and control issues to senior management and the Board.

As a result of this enterprise risk management process, cybersecurity threats have been and continue to be identified as one of the Company’s critical business risks, with our Chief Enterprise Technology Officer and Chief Information Security Officer assigned as the executive risk owners. The Chief Enterprise Technology Officer and Chief Information Security Officer monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of the Company’s global cybersecurity incident response plans, which include provisions for escalation to the Chief Policy Officer and General Counsel, as well as the Board and its committees, as appropriate. As discussed below, the executive risk owners for cybersecurity risk report out to the Audit Committee and, in some cases, the Board, on a regular basis as part of our enterprise risk management process.

The Board has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. As part of its oversight responsibilities, the Audit Committee receives regular updates on our cybersecurity practices as well as cybersecurity and information technology risks from our Chief Information Security Officer. These updates include topics related to cybersecurity practices, cyber risks, and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition to these regular updates, as part of our incident response processes, the Chief Enterprise Technology Officer, in collaboration with the Chief Information Security Officer and Chief Policy Officer and General Counsel, provides updates on certain cybersecurity incidents to the Audit Committee and, in some cases, the Board. The Audit Committee reviews and provides input into and oversight of our cybersecurity processes, and in the event Ford determines it has experienced a material cybersecurity incident, the Audit Committee is notified about the incident in advance of filing a Current Report on Form 8-K.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For a discussion of whether and how cybersecurity incidents, ransomware attacks, and other disruptions to our operational information systems, security systems, vehicles, and services could reasonably be expected to affect the Company, including its business strategy, results of operations or financial condition, see our risk factors above in Item 1A. generally and, in particular, “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers” on page 22.

ITEM 2. Properties.

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices, and testing, prototype, and operations space.

We own substantially all of our U.S. manufacturing and assembly facilities. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. Most of our distribution centers are leased (we own approximately 34% of the total square footage and lease the balance). The majority of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 80% of the total square footage of our testing, prototype, and operations space is owned by us.

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

We and the entities that we consolidated as of December 31, 2024 use over 375 operations facilities globally, including testing and prototype, across 24 countries, and 41 manufacturing and assembly plants, which includes plants that are operated by us or our consolidated joint venture that support our Ford Blue, Ford Model e, and Ford Pro segments.

We have one consolidated joint venture with manufacturing operations, which is in our Ford Blue segment:

•Ford Vietnam Limited — a joint venture between Ford (75% partner) and Diesel Song Cong One Member Limited Liability Company (a subsidiary of the Vietnam Engine and Agricultural Machinery Corporation, which, in turn, is majority owned (87.43%) by the State of Vietnam represented by the Ministry of Industry and Trade) (25% partner). Ford Vietnam Limited assembles and distributes a variety of Ford passenger and commercial vehicle models.  The joint venture operates one plant in Vietnam.

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

•BlueOval SK, LLC — a 50/50 joint venture among Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) that is building and will operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates.

•Changan Ford Automobile Corporation, Ltd. (“CAF”) — a 50/50 joint venture between Ford and Chongqing Changan Automobile Co., Ltd. (“Changan”). CAF operates four assembly plants, an engine plant, and a transmission plant in China where it produces and distributes a variety of Ford and Lincoln brand passenger vehicle models.

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

Item 2. Properties (Continued)
•JMC — a publicly-traded company in China with Ford (32% shareholder) and Nanchang Jiangling Investment Co., Ltd. (41% shareholder) as its controlling shareholders.  Nanchang Jiangling Investment Co., Ltd. is a 50/50 joint venture between Changan and Jiangling Motors Company Group.  The public investors in JMC own 27% of its total outstanding shares.  JMC assembles Ford Transit, Ford Ranger, a series of Ford SUVs, Ford engines, and non-Ford vehicles and engines for distribution in China and, for certain products, other export markets. JMC operates two assembly plants and one engine plant in Nanchang.

The facilities described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our and our joint ventures’ products.

The furniture, equipment, and other physical property owned by our Ford Credit operations are not material in relation to the operations’ total assets.

ITEM 3. Legal Proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 24 of the Notes to the Financial Statements for a discussion of loss contingencies. Following is a discussion of our significant pending legal proceedings:

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

Below is a product liability matter currently pending against Ford:

Hill v. Ford. Plaintiffs in this product liability action pending in Georgia state court allege that the roof of a 2002 Ford F-250 involved in a rollover accident was defectively designed. During the first trial in 2018, the judge declared a mistrial, ruled that Ford’s attorneys had violated pre-trial rulings while presenting evidence, and sanctioned Ford by prohibiting Ford from introducing any evidence at the second trial to show that the roof design of the F-250 was not defective. During the second trial in August 2022, a jury found that Pep Boys (the party that sold the tires on the vehicle involved in the rollover accident) was responsible for 30% of the damages, and Ford, as a direct result of the sanctions order prohibiting Ford from presenting its defense, was responsible for 70% of the damages, resulting in $16.8 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $1.7 billion. We filed post-trial motions seeking a new trial, and on September 14, 2023, the trial court denied our post-trial motions. On October 13, 2023, Ford filed a notice of appeal with the Georgia Court of Appeals, and on November 1, 2024, the Georgia Court of Appeals vacated the trial court’s judgment and remanded the matter for a new trial. On November 7, 2024, the plaintiffs filed their notice of intent to petition the Georgia Supreme Court for a writ of certiorari, and on December 19, 2024, the plaintiffs filed their petition with the Georgia Supreme Court. Ford filed its response to the petition on February 5, 2025.

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

CONSUMER MATTERS

We provide warranties on the vehicles we sell. Warranties are offered for specific periods of time and/or mileage and vary depending upon the type of product and the geographic location of its sale.  Pursuant to these warranties, we will repair, replace, or adjust parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.  Software updates are increasingly a component of vehicle service and may be performed during warranty coverage repairs, through field service actions, or through over-the-air updates. We are a defendant in numerous actions in state and federal courts alleging breach of warranty and claiming damages based on state and federal consumer protection laws.  Remedies under these statutes may include vehicle repurchase, civil penalties, and payment by Ford of the plaintiff’s attorneys’ fees.  In some cases, plaintiffs also include an allegation of fraud. Remedies for a fraud claim may include contract rescission, vehicle repurchase, and punitive damages. Annual payout and defense costs may become significant in the future.

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

European Commission and U.K. Competition and Markets Authority Matter. On March 15, 2022, the European Commission (the “Commission”) and the U.K. Competition and Markets Authority (the “CMA”) conducted unannounced inspections at the premises of, and sent formal requests for information to, several companies and associations active in the automotive sector, including Ford. The inspections and requests for information concern possible collusion in relation to the collection, treatment, and recovery of end-of-life cars and vans (“ELVs”). We understand that the scope of the investigations includes determining whether manufacturers and importers of passenger cars and vans agreed to an approach to (i) the compensation of ELV collection, treatment, and recovery companies, and (ii) the use of data relating to the recyclability or recoverability of ELVs in marketing materials, and whether such conduct violates relevant competition laws. If a violation is found, a broad range of remedies is potentially available to the Commission and/or CMA, including imposing a fine and/or the prohibition or restriction of certain business practices. We are continuing to cooperate with the Commission and the CMA.

National Highway Traffic Safety Administration Consent Order. On November 13, 2024, Ford entered into a consent order (the “Consent Order”) with the National Highway Traffic Safety Administration (“NHTSA”) to resolve, without an admission of liability, allegations made by NHTSA following its investigation into whether a recall conducted by Ford in 2020 addressing rearview camera performance was timely under NHTSA’s regulations. The Consent Order includes a $165 million civil penalty, which consists of a $65 million cash payment from Ford, $55 million held in abeyance subject to Ford’s adherence to the terms of the Consent Order, and $45 million that Ford will use to invest in advanced data analytics, a new testing facility, and certain other projects to enhance compliance with NHTSA’s requirements. In addition, during the term of the Consent Order, Ford has agreed to submit a monthly Safety Evaluation List (“SEL”) to NHTSA and to meet with NHTSA each quarter to review and answer NHTSA’s questions about any of the issues on the SEL. Further, Ford has hired an independent third party selected by NHTSA to assess the Company’s adherence to the Consent Order and Vehicle Safety Act over the term of the Consent Order and to report on Ford’s progress to NHTSA. Ford has also committed to review prior recalls over the past three years to ensure that all impacted vehicles were captured. In the event Ford determines that it must add more vehicles to the population, the Company will update the applicable recalls. The term of the Consent Order is three years, and it may be extended for one additional year at NHTSA’s discretion.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 4A. Information About Our Executive Officers.

Our executive officers are as follows, along with each executive officer’s position and age at February 1, 2025:

Name	Position	Position Held Since	Age
William Clay Ford, Jr. (a)	Executive Chair and Chair of the Board	September 2006	67
James D. Farley, Jr. (b)	President and Chief Executive Officer	October 2020	62
John Lawler (c)	Vice Chair and Chief Financial Officer	October 2020	58
Ashwani (“Kumar”) Galhotra	Chief Operating Officer	October 2023	59
Michael Amend	Chief Enterprise Technology Officer	September 2021	47
Steven P. Croley	Chief Policy Officer and General Counsel	July 2021	59
J. Doug Field	Chief EV, Digital, and Design Officer	October 2023	59
Andrew Frick	President, Ford Blue and Ford Customer Service Division	October 2023	51
Marin Gjaja	Chief Operating Officer, Ford Model e	September 2023	55
Jennifer Waldo	Chief People and Employee Experience Officer	May 2022	48
Shengpo (“Sam”) Wu	President and Chief Executive Officer, Ford of China	March 2023	58
Mark Kosman	Chief Accounting Officer	February 2024	59
__________
(a)Also a Director, Chair of the Office of the Chair and Chief Executive, Chair of the Finance Committee, and a member of the Sustainability, Innovation and Policy Committee of the Board of Directors. Mr. Ford’s daughter, Alexandra Ford English, is a member of the Board of Directors.
(b)Also a Director and member of the Office of the Chair and Chief Executive.
(c)Mr. Lawler has held the position of Chief Financial Officer since October 2020. He received the additional title of Vice Chair in June 2024.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Stock

Our Common Stock is listed on the New York Stock Exchange in the United States under the symbol F. As of February 3, 2025, stockholders of record of Ford included approximately 96,223 holders of Common Stock and 3 holders of Class B Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Common Stock is held in “street name” by brokers.

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

The following graph compares the cumulative total shareholder return on our Common Stock with the total return on the S&P 500 Index and the Dow Jones Automobiles & Parts Titans 30 Index for the five year period ended December 31, 2024. It shows the growth of a $100 investment on December 31, 2019, including the reinvestment of all dividends.

	Base Period	Years Ending
Company/Index	2019	2020	2021	2022	2023	2024
Ford Motor Company	100	96	228	132	153	133
S&P 500	100	118	152	125	158	197
Dow Jones Automobiles & Parts Titans 30	100	151	188	128	170	183

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)
Issuer Purchases of Equity Securities

In the fourth quarter of 2024, we completed an anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2024. The program authorized repurchases of up to 53 million shares of Ford Common Stock. As shown in the rightmost column of the table below, we do not intend to make any further purchases under this program because its anti-dilutive purpose was fulfilled after purchasing only 36.43 million shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	30,270,000
November 1, 2024 through November 30, 2024	13,700,000	10.91	13,700,000	16,570,000
December 1, 2024 through December 31, 2024	—	—	—	16,570,000 (a)
Total / Average	13,700,000	$10.91	13,700,000
__________
(a)The share repurchase program announced February 7, 2024 authorized repurchases of up to 53 million shares of Ford Common Stock. Although we have repurchased 36.43 million shares and the program was authorized for up to 53 million, we do not intend to make any further purchases under this program because its anti-dilutive purpose has been fulfilled.

Dividends

The table below shows the dividends we paid per share of Common and Class B Stock for each quarterly period in 2023 and 2024:

	2023				2024
	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter
Dividends per share of Ford Common and Class B Stock	$0.80	$0.15	$0.15	$0.15	$0.33	$0.15	$0.15	$0.15
__________
(a)In the first quarter of 2023 and 2024, in addition to a regular dividend of $0.15 per share, we paid a supplemental dividend of $0.65 per share and $0.18 per share, respectively.

On February 5, 2025, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.15 per share.

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

ITEM 6. [Reserved.]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key Trends and Economic Factors Affecting Ford and the Automotive Industry

Trade Policy. To the extent governments in various regions implement or intensify barriers to imports, such as erecting tariff or non-tariff barriers or manipulating their currency, and provide advantages to local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in other markets. In addition, as governments consider an expanded use of tariffs as a lever in achieving a balance of trade, this new dynamic could have a substantial adverse effect on our business and the automotive sector. The new, substantial tariff increases on imports to the United States from Canada and Mexico (in addition to China) announced on February 1, 2025, should they be implemented and sustained for an extended period of time, would have a significant adverse effect, including financial, on the overall automotive industry, Ford, and our supply chain. We will continue to monitor and address the developing role that geopolitical, climate, and labor concerns are playing in trade relations.

Production and Supply Chain. We continued to see improved supply chain throughput in 2024 resulting from improved resilience to short term disruptions. However, production constraints due to capacity and labor shortages remain as we adjust to shifting market conditions and balance our production mix, and the increased tariffs announced on February 1, 2025 and any additional tariffs, as discussed above, could have a significant impact on our supply chain and, in turn, our production. We continue to reevaluate our supply base and sourcing decisions and may in the future incur charges to improve flexibility and cost competitiveness.

Currency Exchange Rate Volatility. Globally, central banks have begun shifting from tightening policy by raising interest rates to holding rates steady or, in several markets, beginning to cut rates. As they do, they need to carefully balance the risk that inflation remains elevated against the heightened financial and economic risks associated with high interest rates. This is notable for many emerging markets, which may also face increased exposure to commodity prices and political instability, contributing to unpredictable movements in the value of their exchange rates. In addition to direct impacts on the financial flows of global automotive companies, currency movements can also impact pricing of vehicles exported to overseas markets. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors, and thus likely to remain volatile. However, in some markets, exchange rates are heavily influenced or controlled by governments.

Pricing Pressure. Despite vehicle pricing remaining elevated over the last year due to strong demand, supply shortages, and inflationary costs, we have already observed some declines in new and used vehicle prices as auto production recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices, including increased marketing incentives, for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets.

Electric Vehicle Market. Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us, and may in the future lead us, to adjust our spending, production, and/or product launches to better match the pace of electric vehicle adoption. In 2024, we recorded $1.2 billion of expenses related to the cancellation of a previously announced all-electric three-row SUV program. We may incur additional expenses and cash expenditures of about $700 million related to the cancellation, the majority of which we expect to record by the first half of 2025. Further, significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions, and we may continue to incur expenses related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), asset write-downs, or other matters. These market dynamics may continue to occur, which could have a substantial impact on our business, including our investments in supply and production capacity. In addition, policy change in the United States could reduce or eliminate supply- and demand-side incentives, resulting in slower adoption of EVs. Further, the pace of EV adoption could force Ford to take various product-led actions (e.g., curtailing the production and sale of certain internal combustion vehicles) that could have substantial adverse effects on our sales volume and operations. See Item 1A. Risk Factors for additional discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Commodity and Energy Prices. Prices for commodities remain volatile. Spot prices for various commodities have recently diverged somewhat, as weakening in global industrial activity mitigates price increases for base metals such as steel and aluminum, while precious metals (e.g., palladium), and raw materials that are used in batteries for electric vehicles (e.g., lithium, cobalt, and nickel) have declined from historic highs but remain elevated. The net impact on us and our suppliers has been higher material costs overall. To help ensure supply of raw materials for critical components (e.g.,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
batteries), we, like others in the industry, have entered into multi-year sourcing agreements and may enter into additional agreements. Similar dynamics are impacting energy markets, with Europe particularly exposed to the risk of both higher prices and constraints on supply of natural gas due to the ongoing conflict in Ukraine. Such shortages may impact facilities operated by us or our suppliers, which could have an impact on us in Europe and other regions. In the long term, the outcome of de-carbonization and electrification of the vehicle fleet may depress oil demand, but geopolitical dynamics and the global energy transition will also contribute to ongoing volatility of oil and other energy prices.

Vehicle Profitability. Our financial results depend on the profitability of the vehicles we sell, which may vary significantly by vehicle line. In general, larger vehicles tend to command higher prices and be more profitable than smaller vehicles. For example, in Ford Blue, our larger, more profitable vehicles had an average contribution margin that was 150% of our total average contribution margin across all vehicles, whereas our smaller vehicles had significantly lower contribution margins. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones), and other factors that accelerate the transition to electrified vehicles, may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins.

Inflation and Interest Rates. We continue to see lingering impacts on our business due to inflation, including ongoing geopolitical volatility, driving up energy prices, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly and are only now beginning to reverse, as central banks in developed countries attempted to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact its ability to source funding and offer financing at competitive rates, which could reduce its financing margin.

Revenue

Company excluding Ford Credit revenue is generated primarily by sales of vehicles, parts, accessories, and services from our Ford Blue, Ford Model e, and Ford Pro segments. Revenue is recorded when control is transferred to our customers (generally, our dealers and distributors). For the majority of sales, this occurs when products are shipped from our manufacturing facilities. However, we defer a portion of the consideration received when there is a separate future or stand-ready performance obligation, such as extended service contracts or ongoing vehicle connectivity. Revenue related to extended service contracts is recognized over the term of the agreement in proportion to the costs we expect to incur in satisfying the contract obligations; revenue related to other future or stand-ready performance obligations is generally recognized on a straight-line basis over the period in which services are expected to be performed. We also earn income from operating lease assets, primarily vehicles, and record the income on a straight-line basis over the term of the lease agreement. Proceeds from the sale of vehicles at auction are recognized in revenue upon transfer of control of the vehicle to the buyer.

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

Our income statement classifies our Company excluding Ford Credit total costs and expenses into two categories: (i) cost of sales, and (ii) selling, administrative, and other expenses. We include within cost of sales those costs related to the development, production, and distribution of our vehicles, parts, accessories, and services. Specifically, we include in cost of sales each of the following: material costs (including commodity costs); freight costs; warranty, including product recall costs; labor and other costs related to the development and production of our vehicles and connectivity, parts, accessories, and services; depreciation and amortization; regulatory compliance expenses; and other associated costs. We include within selling, administrative, and other expenses labor and other costs not directly related to the development and production of our vehicles, parts, accessories, and services, including such expenses as advertising and sales promotion costs.

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

As a result, we analyze the profit impact of certain cost changes, holding constant present-year volume and mix and currency exchange, in order to evaluate our cost trends absent the impact of varying production and currency exchange levels. We analyze these cost changes in the following categories:

•Contribution Costs – these costs typically vary with production volume. These costs include material (including commodity), warranty, and freight and duty costs.

•Structural Costs – these costs typically do not have a directly proportionate relationship to production volume. These costs include manufacturing; vehicle and software engineering; spending-related (primarily depreciation and amortization for our manufacturing and engineering assets); advertising and sales promotion; administrative, information technology, and selling; and pension and OPEB costs.

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

Cost of sales and Selling, administrative, and other expenses for full year 2024 were $168.7 billion. Company excluding Ford Credit’s total material and commodity costs make up the largest portion of these costs and expenses, followed by structural costs. Although material costs are our largest absolute cost, our margins can be affected significantly by changes in any category of costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS - 2024

The net income attributable to Ford Motor Company was $5,879 million in 2024. Company adjusted EBIT was $10,208 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 25 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	2023	2024
Restructuring (by Geography)
Europe	$(978)	$(716)
North America Hourly Buyouts	—	(260)
China	(958)	(16)
Other (a)	(87)	—
Subtotal Restructuring	$(2,023)	$(992)
Other Items
EV program cancellation	$—	$(1,200)
Transit Connect customs matter	(396)	—
Extended Oakville Assembly Plant Changeover	—	(181)
EV program dispute	(143)	19
Other (including gains/(losses) on investments)	(188)	22
Subtotal Other Items	$(727)	$(1,340)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(2,058)	$687
Pension settlements, curtailments, and separations costs	(339)	(215)
Subtotal Pension and OPEB Gain/(Loss)	$(2,397)	$472
Total EBIT Special Items	$(5,147)	$(1,860)

Provision for/(Benefit from) tax special items (b)	$(1,273)	$(323)
__________
(a)2023 includes $28 million related to restructuring charges in India and $41 million in North America.
(b)Includes related tax effect on special items and tax special items.

We recorded $1,860 million of pre-tax special item charges in 2024, primarily reflecting a write-down of certain product specific assets and other expenses related to the cancellation of a previously planned all-electric three-row SUV program, continued ongoing restructuring actions in Europe, and buyouts for hourly employees in North America. Pension and OPEB remeasurement was a partial offset.

In Note 25 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2024 key metrics for the Company compared to a year ago.

	2023	2024	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$14.9	$15.4	$0.5
Revenue ($M)	176,191	184,992	5%
Net Income/(Loss) ($M)	4,347	5,879	$1,532
Net Income/(Loss) Margin (%)	2.5%	3.2%	0.7 ppts
EPS (Diluted)	$1.08	$1.46	$0.38

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$6.8	$6.7	$(0.1)
Company Adj. EBIT ($M)	10,416	10,208	(208)
Company Adj. EBIT Margin (%)	5.9%	5.5%	(0.4) ppts
Adjusted EPS (Diluted)	$2.01	$1.84	$(0.17)
Adjusted ROIC (Trailing Four Quarters)	13.9%	12.9%	(1.0) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2024, our diluted earnings per share of Common and Class B Stock was $1.46 and our diluted adjusted earnings per share was $1.84.

Net income/(loss) margin was 3.2% in 2024, up from 2.5% a year ago. Company adjusted EBIT margin was 5.5% in 2024, down from 5.9% a year ago.

The table below shows our full year 2024 net income/(loss) attributable to Ford and Company adjusted EBIT by segment (in millions).

	2023	2024	H / (L)
Ford Blue	$7,462	$5,284	$(2,178)
Ford Model e	(4,701)	(5,076)	(375)
Ford Pro	7,222	9,015	1,793
Ford Next	(138)	(50)	88
Ford Credit	1,331	1,654	323
Corporate Other	(760)	(619)	141
Company Adjusted EBIT (a)	10,416	10,208	(208)
Interest on Debt	(1,302)	(1,115)	187
Special Items	(5,147)	(1,860)	3,287
Taxes / Noncontrolling Interests	380	(1,354)	(1,734)
Net Income/(Loss)	$4,347	$5,879	$1,532
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase of $1,532 million in net income/(loss) in 2024 was primarily driven by lower special items and higher Ford Pro EBIT, offset partially by lower Ford Blue EBIT and higher taxes. The lower year-over-year special items primarily reflect the non-recurrence of a pension and OPEB remeasurement loss in 2023, a pension remeasurement gain in 2024, and lower year-over-year restructuring related charges, offset partially by expenses related to the three-row SUV EV program cancellation. The year-over-year decrease of $208 million in Company adjusted EBIT primarily reflects lower Ford Blue and Model e EBIT, offset partially by higher Ford Pro EBIT and Ford Credit EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide full year 2024 key metrics and the change in full year 2024 EBIT compared with full year 2023 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

Ford Blue Segment

	2023	2024	H / (L)
Key Metrics
Wholesale Units (000) (a)	2,920	2,862	(58)
Revenue ($M)	$101,934	$101,935	$1
EBIT ($M)	7,462	5,284	(2,178)
EBIT Margin (%)	7.3%	5.2%	(2.1) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 455,000 units in 2023 and 438,000 units in 2024)

Change in EBIT by Causal Factor (in millions)
2023 Full Year EBIT	$7,462
Volume / Mix	(1,130)
Net Pricing	732
Cost	(904)
Exchange	(1,194)
Other	318
2024 Full Year EBIT	$5,284

In 2024, Ford Blue’s wholesales decreased 2% from a year ago, driven primarily by the end of production of the Fiesta in Europe and the Edge in North America, offset partially by higher Ranger and Bronco wholesales. Full year 2024 revenue is flat year over year, primarily reflecting favorable currency-related pricing in South America and higher outside component sales revenue, offset by unfavorable exchange resulting from a stronger U.S. dollar.

Ford Blue’s 2024 full year EBIT was $5,284 million, a decrease of $2,178 million from a year ago, with an EBIT margin of 5.2%. The lower EBIT was driven primarily by unfavorable exchange, adverse mix (primarily supplier-related constraints and fewer F-150s due to the new model launch) and lower wholesales, and higher cost (including higher material cost for new products and higher warranty costs). Higher currency-related pricing in South America was a partial offset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	2023	2024	H / (L)
Key Metrics
Wholesale Units (000)	116	105	(11)
Revenue ($M)	$5,897	$3,852	$(2,045)
EBIT ($M)	(4,701)	(5,076)	(375)
EBIT Margin (%)	(79.7)%	(131.8)%	(52.0) ppts

Change in EBIT by Causal Factor (in millions)
2023 Full Year EBIT	$(4,701)
Volume / Mix	(101)
Net Pricing	(1,575)
Cost	1,375
Exchange	(112)
Other	38
2024 Full Year EBIT	$(5,076)

In 2024, Ford Model e’s wholesales decreased 9% from a year ago, reflecting lower Mustang Mach-E and F-150 Lightning wholesales due to competitive market conditions, offset partially by the introduction of the Explorer BEV and Capri in Europe. Full year 2024 revenue decreased 35%, driven primarily by lower net pricing and lower wholesales.

Ford Model e’s 2024 full year EBIT loss was $5,076 million, a $375 million higher loss than a year ago, with an EBIT margin of negative 131.8%. The lower EBIT was primarily driven by lower net pricing due to industrywide competitive pressures, offset partially by lower costs (including battery-related raw material costs as well as other material costs and lower engineering and warranty expense).

Ford Pro Segment

	2023	2024	H / (L)
Key Metrics
Wholesale Units (000) (a)	1,377	1,503	126
Revenue ($M)	$58,058	$66,906	$8,848
EBIT ($M)	7,222	9,015	1,793
EBIT Margin (%)	12.4%	13.5%	1.0 ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 90,000 units in 2023 and 91,000 units in 2024).

Change in EBIT by Causal Factor (in millions)
2023 Full Year EBIT	$7,222
Volume / Mix	3,309
Net Pricing	937
Cost	(2,823)
Exchange	245
Other	125
2024 Full Year EBIT	$9,015

In 2024, Ford Pro’s wholesales increased 9% from a year ago, primarily reflecting higher sales of Super Duty and the Transit family of vehicles, offset partially by the end of production of the Edge in North America for fleet customers (including daily rental). Full year 2024 revenue increased 15%, driven by higher wholesales, favorable mix, and higher net pricing.

Ford Pro’s 2024 full year EBIT was $9,015 million, an increase of $1,793 million from a year ago, with an EBIT margin of 13.5%. The EBIT improvement was driven by favorable market factors. Higher cost was a partial offset, including material costs (primarily new product-related and the impact of inflation at our Ford Otosan joint venture in Türkiye), higher warranty costs, and higher growth-related structural costs.

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
▪Manufacturing, Including Volume-Related - consists primarily of costs for hourly and salaried manufacturing personnel, plant overhead (such as utilities and taxes), and new product launch expense. These costs could be affected by volume for operating pattern actions such as overtime, line-speed, and shift schedules
▪Engineering and Connectivity – consists primarily of costs for vehicle and software engineering personnel, prototype materials, testing, and outside engineering and software services
▪Spending-Related – consists primarily of depreciation and amortization of our manufacturing and engineering assets, but also includes asset retirements and operating leases
▪Advertising and Sales Promotions – includes costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows
▪Administrative, Information Technology, and Selling – includes primarily costs for salaried personnel and purchased services related to our staff activities, information technology, and selling functions

•Exchange – primarily measures EBIT variance driven by one or more of the following: (i) transactions denominated in currencies other than the functional currencies of the relevant entities, (ii) effects of converting functional currency income to U.S. dollars, (iii) effects of remeasuring monetary assets and liabilities of the relevant entities in currencies other than their functional currency, or (iv) results of our foreign currency hedging

•Other – includes a variety of items, such as parts and services earnings, royalties, government incentives, compensation-related changes, and regulatory compliance expenses

In addition, definitions and calculations used in this report include:

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

•SAAR – seasonally adjusted annual rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Next Segment

In 2024, the Ford Next segment primarily included expenses and investments for emerging business initiatives aimed at creating value for Ford in vehicle-adjacent market segments. As of January 1, 2025, Ford Next is no longer a reportable segment, and those expenses and investments are reflected in either the reportable segments that benefit from those expenses and investments or Corporate Other.

Our Ford Next segment EBIT loss in 2024 was $50 million, an $88 million improvement from a year ago. Ford Next has evolved from primarily investing in the development of autonomous vehicle capabilities to focus exclusively on incubating and launching new businesses creating strategic value for Ford.

Ford Credit Segment

The tables below provide full year 2024 key metrics and the change in full year 2024 EBT compared with full year 2023 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	2023	2024	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$133.2	$143.6	$10.4
Loss-to-Receivables (bps) (a)	35	50	15
Auction Values (b)	$30,950	$29,810	(4)%
EBT ($M)	1,331	1,654	$323
ROE (%)	10.6%	9.1%	(1.5) ppts

Other Balance Sheet Metrics
Debt ($B)	$129.3	$137.9	$8.6
Net Liquidity ($B)	25.7	25.2	(0.5)
Financial Statement Leverage (to 1)	9.7	10.0	0.3
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2024 mix.

Change in EBT by Causal Factor (in millions)
2023 Full Year EBT	$1,331
Volume / Mix	177
Financing Margin	709
Credit Loss	(138)
Lease Residual	(376)
Exchange	12
Other	(61)
2024 Full Year EBT	$1,654

Total net receivables at December 31, 2024 were $10.4 billion higher than a year ago, reflecting higher consumer and non-consumer financing and a larger lease portfolio. Ford Credit’s U.S. 36-month auction values for off-lease vehicles were down 4% from a year ago.

Ford Credit’s 2024 EBT of $1,654 million was $323 million higher than a year ago, explained primarily by higher financing margin and favorable volume and mix, offset partially by higher operating lease depreciation, reflecting higher return rates and lower expected auction values, and higher retail credit losses.

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
Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities (excluding gains and losses on investments in equity securities), and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. For full year 2024, Corporate Other had a $619 million EBIT loss, compared with a $760 million EBIT loss in 2023. The EBIT improvement was driven by lower corporate governance expenses and higher Company excluding Ford Credit interest income.

Interest on Debt

Interest on Debt consists of interest expense on Company debt excluding Ford Credit. Our full year 2024 interest expense on Company debt excluding Ford Credit was $1,115 million, compared with $1,302 million in 2023.

Taxes

Our Provision for/(Benefit from) income taxes for full year 2024 was a provision of $1,339 million, resulting in an effective tax rate of 18.5%.

Our full year 2024 adjusted effective tax rate, which excludes special items, was 18.3%.

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

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 25 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

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

In Note 25 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our full year 2023 key metrics for the Company compared with full year 2022.

	2022	2023	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$6.9	$14.9	$8.1
Revenue ($M)	158,057	176,191	11%
Net Income/(Loss) ($M)	(1,981)	4,347	$6,328
Net Income/(Loss) Margin (%)	(1.3)%	2.5%	3.7 ppts
EPS (Diluted)	$(0.49)	$1.08	$1.57

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$9.1	$6.8	$(2.3)
Company Adj. EBIT ($M)	10,415	10,416	1
Company Adj. EBIT Margin (%)	6.6%	5.9%	(0.7) ppts
Adjusted EPS (Diluted)	$1.88	$2.01	$0.13
Adjusted ROIC (Trailing Four Quarters)	11.2%	13.9%	2.7 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In 2023, our diluted earnings per share of Common and Class B Stock was $1.08 and our diluted adjusted earnings per share was $2.01.

Net income/(loss) margin was 2.5% in 2023, up from negative 1.3% in 2022. Company adjusted EBIT margin was 5.9% in 2023, down from 6.6% in 2022.

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
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase of $6.3 billion in net income/(loss) in 2023 was primarily driven by the non-recurrences of the mark-to-market net loss on our Rivian investment and the impairment on our Argo investment (both of which were included in special items in 2022), partially offset by a pension and OPEB remeasurement loss and higher charges for restructuring actions in Europe and China. The flat year-over-year Company adjusted EBIT primarily reflected higher Ford Pro and Ford Blue EBIT and a lower EBIT loss in Ford Next. Offsets included higher EBIT losses in Ford Model e, lower past service pension and OPEB income in Corporate Other, and lower Ford Credit EBT.

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
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 484,000 units in 2022 and 455,000 units in 2023).

Change in EBIT by Causal Factor (in millions)
2022 Full Year EBIT	$6,847
Volume / Mix	2,544
Net Pricing	235
Cost	(1,558)
Exchange	(462)
Other	(144)
2023 Full Year EBIT	$7,462

In 2023, Ford Blue’s wholesales increased 3% from 2022, primarily reflecting an improvement in production-related supply constraints, offset partially by ceasing production of EcoSport and Fiesta small vehicles and production losses during the UAW strike. Full year 2023 revenue increased 8%, driven by higher wholesales, favorable mix, and higher net pricing, offset partially by weaker currencies.

Ford Blue’s 2023 full year EBIT was $7.5 billion, an increase of $615 million from 2022, with an EBIT margin of 7.3%. The EBIT improvement was driven primarily by favorable mix, lower commodity costs, higher wholesales and net pricing. Partial offsets primarily included higher warranty costs (reflecting inflationary cost pressures and increased field service actions), higher material costs related to new products, higher structural costs and supplemental compensation (including the impact of the UAW collective bargaining agreement), and weaker currencies.

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

In 2023, Ford Model e’s wholesales increased 20% from 2022, primarily reflecting higher production of F-150 Lightning. Full year 2023 revenue increased 12%, driven by higher wholesales, offset partially by lower net pricing.

Ford Model e’s 2023 full year EBIT loss was $4.7 billion, a $2.6 billion higher loss than in 2022, with an EBIT margin of negative 79.7%. The EBIT deterioration was primarily driven by lower net pricing, higher material cost (including volume-related obligations for batteries of about $310 million, inflationary cost increases, and higher launch-related supplier costs), higher volume/capacity-related manufacturing and spending-related costs, higher warranty costs, and higher engineering costs for future programs, offset partially by lower commodity costs and stronger currencies.

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

In 2023, Ford Pro’s wholesales increased 6% from 2022, primarily reflecting an improvement in production-related supply constraints, offset partially by production losses during the UAW strike. Full year 2023 revenue increased 19%, driven by higher net pricing and wholesales, offset partially by unfavorable mix.

Ford Pro’s 2023 full year EBIT was $7.2 billion, an increase of $4.0 billion from 2022, with an EBIT margin of 12.4%. The EBIT improvement was driven by higher net pricing, lower commodity costs, and higher wholesales. Partial offsets primarily included higher material costs (related to inflationary cost pressures, new products, and about $80 million of volume-related obligations for batteries), higher warranty costs (reflecting inflationary cost pressures and increased field service actions), and higher structural costs (including volume-related) and supplemental compensation (including the impact of the UAW collective bargaining agreement).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Next Segment

In our Ford Next segment, our 2023 EBIT loss was $138 million, a $788 million improvement from 2022.

Ford Credit Segment

The tables below provide full year 2023 key metrics and the change in full year 2023 EBT compared with full year 2022 by causal factor for the Ford Credit segment.

	2022	2023	H / (L)
GAAP Financial Measures
Total Net Receivables ($B)	$122	$133	$11
Loss-to-Receivables (bps) (a)	14	35	21
Auction Values (b)	$33,280	$30,950	(7)%
EBT ($M)	2,657	1,331	$(1,326)
ROE (%)	16%	11%	(5) ppts

Other Balance Sheet Metrics
Debt ($B)	$119	$129	9%
Net Liquidity ($B)	21	26	22%
Financial Statement Leverage (to 1)	10.0	9.7	(0.3)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease auction values at full year 2024 mix.

Change in EBT by Causal Factor (in millions)
2022 Full Year EBT	$2,657
Volume / Mix	153
Financing Margin	(493)
Credit Loss	(239)
Lease Residual	(466)
Exchange	18
Other	(299)
2023 Full Year EBT	$1,331

Total net receivables at December 31, 2023 were 9% higher than at December 31, 2022, primarily reflecting higher consumer and non-consumer financing and currency exchange rates, offset partially by fewer operating leases. Ford Credit’s U.S. 36-month auction values for off-lease vehicles were down 7% from 2022.

Ford Credit’s 2023 EBT of $1,331 million was $1,326 million lower than 2022, reflecting lower financing margin, the non-recurrence of supplemental depreciation and credit loss reserve releases, lower lease residual performance, unfavorable derivative market valuation, and higher credit losses.

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

At December 31, 2024, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $38.6 billion.

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

Company Excluding Ford Credit

	December 31, 2023	December 31, 2024
Balance Sheets ($B)
Company Cash	$28.8	$28.5
Liquidity	46.4	46.7
Debt	(19.9)	(20.7)
Cash Net of Debt	8.9	7.9

Pension Funded Status ($B)
Funded Plans	$2.1	$3.4
Unfunded Plans	(4.4)	(3.9)
Total Global Pension	$(2.3)	$(0.5)

Total Funded Status OPEB	$(4.7)	$(4.4)

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At December 31, 2024, we had Company cash of $28.5 billion and liquidity of $46.7 billion. At December 31, 2024, about 88% of Company cash was held by consolidated entities domiciled in the United States.

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

Our Company cash investments primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade corporate securities, investment-grade commercial paper, and debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, and supranational institutions. The average maturity of these investments is approximately one year and is adjusted based on market conditions and liquidity needs. We monitor our Company cash levels and average maturity on a daily basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Material Cash Requirements. Our material cash requirements include:

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electric vehicles

•Purchases of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” below)

•Purchases of regulatory compliance credits

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 24 of the Notes to the Financial Statements)

•Debt repayments (for additional information, see the Aggregate Contractual Obligations table below and Note 18 of the Notes the Financial Statements)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the “Liquidity and Capital Resources - Total Company” section below and Note 16 of the Notes to the Financial Statements)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table below and Note 17 of the Notes to the Financial Statements)

•Cash effects related to the restructuring of our business

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The table below summarizes our aggregate contractual obligations as of December 31, 2024 (in millions):

	Payments Due by Period
	2025	2026 - 2027	2028 - 2029	Thereafter	Total
Company excluding Ford Credit
On-balance sheet
Long-term debt (a)	$1,042	$4,987	$816	$12,645	$19,490
Interest payments relating to long-term debt (b)	960	1,727	1,514	8,963	13,164
Finance leases (c)	134	235	178	510	1,057
Operating leases (d)	639	970	515	505	2,629
Off-balance sheet
Purchase obligations (e) (f)	2,573	4,015	2,125	1,053	9,766
Total Company excluding Ford Credit	5,348	11,934	5,148	23,676	46,106

Ford Credit
On-balance sheet
Long-term debt (a)	35,921	52,596	21,174	12,061	121,752
Interest payments relating to long-term debt (b)	5,133	6,031	2,501	1,401	15,066
Operating leases	12	17	2	3	34
Off-balance sheet
Purchase obligations	59	56	15	—	130
Total Ford Credit	41,125	58,700	23,692	13,465	136,982
Total Company	$46,473	$70,634	$28,840	$37,141	$183,088
__________
(a)Excludes unamortized debt discounts/premiums, unamortized debt issuance costs, and fair value adjustments.
(b)Long-term debt may have fixed or variable interest rates. For long-term debt with variable-rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties.
(c)Includes interest payments of $252 million.
(d)Excludes approximately $707 million in future lease payments for various operating leases commencing in a future period.
(e)Includes regulatory compliance credit purchase commitments. For additional information on our regulatory compliance credit purchases, see page 10 in the “Government Standards” section in “Item 1. Business”.
(f)Purchase obligations under existing offtake agreements for certain battery raw materials are not included in the table above. As of December 31, 2024, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $1.8 billion of purchase obligations and approximately $4.9 billion of contingent purchase obligations based on our present forecast. However, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial. As market conditions dictate, we have entered, and may in the future enter, into additional offtake agreements with raw material suppliers or renegotiate existing agreements. For additional information, see the discussion of our offtake agreements below on page 62.

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

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to a maximum of $6.6 billion in capital to BlueOval SK, LLC (“BOSK”) over a five-year period ending in 2026. Through January 2025, we have recognized $2.4 billion of contributions to BOSK, net of returns of capital (for additional information, see Note 23 of the Notes to the Financial Statements). Our actual capital outlay could vary significantly based on the final project costs and potential financing opportunities. Such investments could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in our offtake agreements are typically based on the market price of the material at the time of delivery. The terms also may include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in the amount determined by the contract. Based on the offtake agreements we have entered into thus far, the earliest date by which we could be obligated to purchase any output, subject to satisfaction of the applicable conditions, will be in the first half of 2025.

Unlike our standard arrangements with suppliers, under multi-year offtake agreements, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials are borne by Ford rather than our suppliers. Accordingly, in the event we do not purchase the materials pursuant to the terms of these agreements, and we are unable to restructure an agreement or an alternate purchaser is unable to be found, Ford retains a financial obligation for those materials. For additional discussion of the risks related to our offtake agreements and other long-term purchase contracts, see “Item 1A. Risk Factors.”

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of December 31, 2024, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $172 million. The amount settled through the SCF program during 2024 was $1.6 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company cash excluding Ford Credit are summarized below (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Company Excluding Ford Credit
Company adjusted EBIT excluding Ford Credit (a)	$7.8	$9.1	$8.6

Capital spending	$(6.5)	$(8.2)	$(8.6)
Depreciation and tooling amortization	5.2	5.3	5.0
Net spending	$(1.3)	$(2.9)	$(3.6)

Receivables	$(1.0)	$(1.0)	$(0.3)
Inventory	(2.5)	(1.2)	0.1
Trade payables	3.7	(0.2)	(1.3)
Changes in working capital	$0.2	$(2.4)	$(1.5)

Ford Credit distributions	$2.1	$—	$0.5
Interest on debt and cash taxes	(1.7)	(2.2)	(2.1)
All other and timing differences	1.9	5.2	4.7
Company adjusted free cash flow (a)	$9.1	$6.8	$6.7

Restructuring	$(0.4)	$(0.9)	$(0.8)
Changes in debt	(0.4)	(0.2)	0.5
Funded pension contributions	(0.6)	(0.6)	(1.1)
Shareholder distributions	(2.5)	(5.3)	(3.5)
All other (b)	(9.5)	(3.2)	(2.0)
Change in cash	$(4.3)	$(3.4)	$(0.3)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
(b)2022 includes a $7.4 billion loss on our Rivian investment. 2023 includes $2.6 billion of capital contributions to BlueOval SK, LLC. 2024 includes $2.3 billion of capital contributions to BlueOval SK, LLC, offset by a return of capital of $1.4 billion.
Note: Numbers may not sum due to rounding.

Our full year 2024 Net cash provided by/(used in) operating activities was positive $15.4 billion, an increase of $0.5 billion from a year ago (see page 78 for additional information). Company adjusted free cash flow was $6.7 billion, $0.1 billion lower than a year ago.

Capital spending was $8.6 billion in 2024, $0.4 billion higher than a year ago, and is expected to be in the range of $8 billion to $9 billion in 2025.

The full year 2024 working capital impact was $1.5 billion negative, driven by a decrease in payables and an increase in receivables, offset partially by lower inventory. All other and timing differences were positive $4.7 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

Shareholder distributions (including cash dividends and anti-dilutive share repurchases) were $3.5 billion in 2024. On February 5, 2025, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.15 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at December 31, 2024 were $20.0 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $2.0 billion of local credit facilities. At December 31, 2024, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, and 364-day credit facilities was available.

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

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. Prior to 2024, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions; Ford outperformed all three of the sustainability-linked metrics for the most recent performance period.

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

Debt. As shown in Note 18 of the Notes to the Financial Statements, at December 31, 2024, Company debt excluding Ford Credit was $20.7 billion. This balance is $0.7 billion higher than at December 31, 2023.

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

Ford Credit’s leverage is calculated as a separate business as described in the “Liquidity and Capital Resources - Ford Credit Segment” section of Item 7. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit continues to have robust access to capital markets and ended 2024 with $25.2 billion of liquidity.

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
Ford Credit obtains unsecured funding from the sale of demand notes under its Ford Interest Advantage program and through the retail deposit programs at FCE and Ford Bank. At December 31, 2024, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $18.3 billion. Ford Credit maintains multiple sources of readily available liquidity to fund the payment of its unsecured short-term debt obligations.

The following table shows funding for Ford Credit’s net receivables (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Funding Structure
Term unsecured debt	$48.3	$54.1	$59.2
Term asset-backed securities	56.4	58.0	60.4
Retail Deposits / Ford Interest Advantage	14.3	17.2	18.3
Other	2.7	1.4	1.2
Equity	11.9	13.4	13.8
Cash	(11.3)	(10.9)	(9.3)
Total Net Receivables	$122.3	$133.2	$143.6

Securitized Funding as Percent of Total Debt	47.4%	44.9%	43.8%

Net receivables of $143.6 billion at December 31, 2024 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 43.8% as of December 31, 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2022, 2023, and 2024, and its planned issuances for full year 2025, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Actual	2025 Forecast

Unsecured	$6	$14	$17	$ 11 -14
Securitizations	10	14	16	13 -16
Total public	$16	$28	$33	$ 24 - 30

In 2024, Ford Credit completed $33 billion of public term funding. For 2025, Ford Credit projects full year public term funding in the range of $24 billion to $30 billion. Through February 4, 2025, Ford Credit completed $5 billion of public term issuances.

Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Liquidity Sources (a)
Cash	$11.3	$10.9	$9.3
Committed asset-backed facilities	37.4	42.9	42.9
Other unsecured credit facilities	2.3	2.4	1.7
Total liquidity sources	$51.0	$56.2	$53.9

Utilization of Liquidity (a)
Securitization cash and restricted cash	$(2.9)	$(2.8)	$(3.1)
Committed asset-backed facilities	(26.6)	(27.5)	(25.6)
Other unsecured credit facilities	(0.8)	(0.4)	(0.5)
Total utilization of liquidity	$(30.3)	$(30.7)	$(29.2)

Available liquidity	$20.7	$25.5	$24.7
Other adjustments	0.4	0.2	0.5
Net liquidity available for use	$21.1	$25.7	$25.2
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2024, Ford Credit’s net liquidity available for use was $25.2 billion, $0.5 billion lower than year-end 2023. Ford Credit’s sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At December 31, 2024, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and unsecured credit facilities, totaled $53.9 billion, down $2.3 billion from year-end 2023, primarily explained by lower cash.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below, the “Material Cash Requirements” section in “Liquidity and Capital Resources - Company Excluding Ford Credit” above, and Note 18 of the Notes to the Financial Statements). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

The following table shows Ford Credit’s cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2025	2026	2027	2028 and Beyond
Balance Sheet Liquidity Profile
Assets (a)	$79	$109	$134	$160
Total debt (b)	63	91	109	139
Memo: Unsecured long-term debt maturities	13	13	11	25
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2025. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2024, Ford Credit had $160 billion of assets, $72 billion of which were unencumbered.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Leverage Calculation
Debt	$119.0	$129.3	$137.9
Equity (a)	11.9	13.4	13.8
Financial statement leverage (to 1)	10.0	9.7	10.0
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At December 31, 2024, Ford Credit’s financial statement leverage was 10.0:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

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

	2023	2024	2024 H / (L) 2023
Pension Funded Status ($B)
U.S. Plans	$(1.3)	$(1.0)	$0.3
Non-U.S. Plans	(1.0)	0.5	1.5
Total Global Pension	$(2.3)	$(0.5)	$1.8

Year-End Discount Rate (Weighted Average)
U.S. Plans	5.17%	5.65%	48 bps
Non-U.S. Plans	3.98%	4.51%	53 bps

Actual Asset Returns
U.S. Plans	7.41%	0.08%	(7.33) ppts
Non-U.S. Plans	5.56%	2.77%	(2.79) ppts

Pension - Funded Plans Only ($B)
Funded Status	$2.1	$3.4	$1.3
Contributions for Funded Plans	0.6	1.1	0.5

Worldwide, our defined benefit pension plans were underfunded by $0.5 billion at December 31, 2024, an improvement of $1.8 billion from December 31, 2023, primarily reflecting 2024 plan contributions and the impact of higher discount rates compared to year-end 2023, partially offset by actual asset returns lower than our assumptions. Of the $0.5 billion underfunded status at year-end 2024, our funded plans were $3.4 billion overfunded and our unfunded plans were $3.9 billion underfunded. These unfunded plans are “pay as you go” with benefits paid from Company cash and primarily include certain plans in Germany and U.S. defined benefit plans for senior management.

The fixed income mix was 75% in our U.S. plans and 80% in our non-U.S. plans at year-end 2024.

In 2024, we contributed $1,073 million to our global funded pension plans, an increase of $481 million compared with 2023. During 2025, we expect to contribute about $800 million of cash to our global funded pension plans. We also expect to make about $450 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2025. Our global funded plans remain fully funded in aggregate, demonstrating the effectiveness of our de-risking strategy and our commitment to a strong balance sheet.

For a detailed discussion of our pension plans, refer to the “Critical Accounting Estimates - Pensions and Other Postretirement Employee Benefits” section of Item 7 and Note 16 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax rolling four quarter average. The following table contains the calculation of our ROIC for the years shown (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$(2.0)	$4.3	$5.9
Add: Noncontrolling interest	(0.2)	—	—
Less: Income tax	0.9	0.4	(1.3)
Add: Cash tax	(0.8)	(1.0)	(1.2)
Less: Interest on debt	(1.3)	(1.3)	(1.1)
Less: Total pension / OPEB income / (cost)	0.4	(3.1)	(0.1)
Add: Pension / OPEB service costs	(1.0)	(0.6)	(0.6)
Net operating profit/(loss) after cash tax	$(3.9)	$6.7	$6.7
Less: Special items (excl. pension / OPEB) pre-tax	(11.7)	(2.7)	(2.3)
Adjusted net operating profit/(loss) after cash tax	$7.8	$9.5	$9.1

Invested Capital
Equity	$43.2	$42.8	$44.9
Debt (excl. Ford Credit)	19.9	19.9	20.7
Net pension and OPEB liability	4.7	7.0	5.0
Invested capital (end of period)	$67.8	$69.8	$70.5
Average invested capital	$70.0	$68.1	$70.1

ROIC (a)	(5.6)%	9.9%	9.6%
Adjusted ROIC (Non-GAAP) (b)	11.2%	13.9%	12.9%
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

There have been no rating actions by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

We provided 2025 Company guidance in our earnings release furnished on Form 8-K dated February 5, 2025.  The guidance is based on our expectations as of February 5, 2025, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including recently announced or future tariffs, or tariffs that may be imposed by other governments. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of Part I.

2025 Guidance
Total Company
Adjusted EBIT (a)	$7.0 - $8.5 billion
Adjusted Free Cash Flow (a)	$3.5 - $4.5 billion
Capital spending	$8.0 - $9.0 billion
Ford Credit
EBT	About $2.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2025, we expect adjusted EBIT of $7.0 billion to $8.5 billion and adjusted free cash flow of $3.5 billion to $4.5 billion.

On a segment basis, we expect:

•Ford Pro EBIT of $7.5 billion to $8.0 billion, reflecting continued strength of core Ford Pro products and services along with moderated pricing across fleets, including daily rental
•Ford Blue EBIT of $3.5 billion to $4.0 billion, reflecting lower wholesales as inventories rebalance and exchange rate pressures. We also expect cost efficiencies to be a partial offset
•Ford Model e EBIT loss of $5.0 billion to $5.5 billion, reflecting continued pricing pressure and on-going investments in our next generation products, offset partially by continued cost efficiencies
•Ford Credit EBT of about $2.0 billion

Our outlook for 2025 assumes:

•U.S. industry sales of 16.0 million to 16.5 million units
•Lower pricing across the industry with inventory at normalized levels
•Net cost reduction of at least $1.0 billion

We are continuing to assess the full implications of the tariffs on imports to the United States from Canada and Mexico (in addition to China) announced on February 1, 2025. The precise impacts depend on scope and timing in addition to a number of secondary and tertiary effects, e.g., price elasticities, how our Tier 1 and Tier 2 suppliers react, possible substitution effects, and possible duty drawbacks. However, should 25% tariffs be implemented and remain in place for an extended period of time, it would significantly reduce Ford’s earnings over the course of the year.

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford’s long-term success depends on delivering the Ford+ plan, including improving cost and competitiveness;
•Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of our vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on our business;
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials can disrupt Ford’s production of vehicles;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies or the benefits may take longer than expected to materialize;
•Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt our operations, or harm our reputation;
•Failure to develop and deploy secure digital services that appeal to customers and grow our subscription rates could have a negative impact on Ford’s business;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness;
•Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers;
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
•Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced;
•Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, or economic or other factors, particularly for electric vehicles;
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
•Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, asset portfolios, or other factors;
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
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, data access, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
NON-GAAP FINANCIAL MEASURE RECONCILIATIONS

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	2022	2023	2024

Net income/(loss) attributable to Ford (GAAP)	$(1,981)	$4,347	$5,879
Income/(Loss) attributable to noncontrolling interests	(171)	(18)	15
Net income/(loss)	$(2,152)	$4,329	$5,894
Less: (Provision for)/Benefit from income taxes (a)	864	362	(1,339)
Income/(Loss) before income taxes	$(3,016)	$3,967	$7,233
Less: Special items pre-tax	(12,172)	(5,147)	(1,860)
Income/(Loss) before special items pre-tax	$9,156	$9,114	$9,093
Less: Interest on debt	(1,259)	(1,302)	(1,115)
Adjusted EBIT (Non-GAAP)	$10,415	$10,416	$10,208

Memo:
Revenue ($B)	$158.1	$176.2	$185.0
Net income/(loss) margin (%)	(1.3)%	2.5%	3.2%
Adjusted EBIT margin (%)	6.6%	5.9%	5.5%
_________
(a)2022 reflects the tax consequences of unrealized losses on marketable securities and favorable changes in our valuation allowances; 2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	2022	2023	2024
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$(1,981)	$4,347	$5,879
Less: Impact of pre-tax and tax special items (a)	(9,599)	(3,786)	(1,537)
Adjusted net income/(loss) - diluted (Non-GAAP)	$7,618	$8,133	$7,416

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	4,014	3,998	3,978
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	42	43	43
Diluted shares	4,056	4,041	4,021

Earnings/(Loss) per share - diluted (GAAP) (b)	$(0.49)	$1.08	$1.46
Less: Net impact of adjustments	(2.37)	(0.93)	(0.38)
Adjusted earnings per share - diluted (Non-GAAP)	$1.88	$2.01	$1.84
_________
(a)Includes adjustment for noncontrolling interest in 2023.
(b)In 2022, there were 42 million shares excluded from the calculation of diluted earnings/(loss) per share due to their anti-dilutive effect.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	2022	2023	2024
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$(3,016)	$3,967	$7,233
Less: Impact of special items	(12,172)	(5,147)	(1,860)
Adjusted earnings before taxes (Non-GAAP)	$9,156	$9,114	$9,093

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP) (a)	$864	$362	$(1,339)
Less: Impact of special items (b)	2,573	1,273	323
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(1,709)	$(911)	$(1,662)

Tax Rate (%)
Effective tax rate (GAAP) (a)	28.6%	(9.1)%	18.5%
Adjusted effective tax rate (Non-GAAP)	18.7%	10.0%	18.3%
_________
(a)2023 reflects benefits from U.S. research tax credits and legal entity restructuring within our leasing operations and China.
(b)2022 reflects the tax consequences of unrealized losses on marketable securities and favorable changes in our valuation allowances; 2023 reflects benefits from China legal entity restructuring.

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	2022	2023	2024

Net cash provided by/(used in) operating activities (GAAP)	$6,853	$14,918	$15,423

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$(5,416)	$1,180	$3,600
Funded pension contributions	(567)	(592)	(1,073)
Restructuring (including separations) (a)	(835)	(1,025)	(799)
Ford Credit tax payments/(refunds) under tax sharing agreement	147	169	(15)
Other, net	(58)	240	(877)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(6,511)	$(8,152)	$(8,590)
Ford Credit distributions	2,100	—	500
Settlement of derivatives	(90)	7	175
Company adjusted free cash flow (Non-GAAP)	$9,081	$6,801	$6,672
__________
(a)Restructuring excludes cash flows reported in investing activities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
2024 SUPPLEMENTAL INFORMATION

The tables below provide supplemental consolidating financial information and other financial information. Company excluding Ford Credit includes our Ford Blue, Ford Model e, Ford Pro, and Ford Next reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the Year Ended December 31, 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$172,706	$12,286	$184,992
Total costs and expenses	168,721	11,052	179,773
Operating income/(loss)	3,985	1,234	5,219
Interest expense on Company debt excluding Ford Credit	1,115	—	1,115
Other income/(loss), net	2,073	378	2,451
Equity in net income/(loss) of affiliated companies	636	42	678
Income/(Loss) before income taxes	5,579	1,654	7,233
Provision for/(Benefit from) income taxes	941	398	1,339
Net income/(loss)	4,638	1,256	5,894
Less: Income/(Loss) attributable to noncontrolling interests	15	—	15
Net income/(loss) attributable to Ford Motor Company	$4,623	$1,256	$5,879

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	December 31, 2024
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$13,663	$9,272	$—	$22,935
Marketable securities	14,707	706	—	15,413
Ford Credit finance receivables, net	—	51,850	—	51,850
Trade and other receivables, net	5,868	8,855	—	14,723
Inventories	14,951	—	—	14,951
Other assets	3,339	1,263	—	4,602
Receivable from other segments	1,134	2,285	(3,419)	—
Total current assets	53,662	74,231	(3,419)	124,474

Ford Credit finance receivables, net	—	59,786	—	59,786
Net investment in operating leases	1,258	21,689	—	22,947
Net property	41,645	283	—	41,928
Equity in net assets of affiliated companies	6,691	130	—	6,821
Deferred income taxes	16,196	178	1	16,375
Other assets	11,628	1,237	—	12,865
Receivable from other segments	74	—	(74)	—
Total assets	$131,154	$157,534	$(3,492)	$285,196

Liabilities
Payables	$23,167	$961	$—	$24,128
Other liabilities and deferred revenue	24,963	2,819	—	27,782
Company excluding Ford Credit debt payable within one year	1,756	—	—	1,756
Ford Credit debt payable within one year	—	53,193	—	53,193
Payable to other segments	3,394	25	(3,419)	—
Total current liabilities	53,280	56,998	(3,419)	106,859

Other liabilities and deferred revenue	27,165	1,667	—	28,832
Company excluding Ford Credit long-term debt	18,898	—	—	18,898
Ford Credit long-term debt	—	84,675	—	84,675
Deferred income taxes	709	364	1	1,074
Payable to other segments	—	74	(74)	—
Total liabilities	$100,052	$143,778	$(3,492)	$240,338

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the Year Ended December 31, 2024
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$4,638	$1,256	$—	$5,894
Depreciation and tooling amortization	5,038	2,529	—	7,567
Other amortization	39	(1,739)	—	(1,700)
Provision for credit and insurance losses	13	562	—	575
Pension and OPEB expense/(income)	149	—	—	149
Equity method investment (earnings)/losses and impairments in excess of dividends received	(277)	(10)	—	(287)
Foreign currency adjustments	317	(90)	—	227
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	45	(3)	—	42
Stock compensation	493	18	—	511
Provision for/(Benefit from) deferred income taxes	74	276	—	350
Decrease/(Increase) in finance receivables (wholesale and other)	—	(4,299)	—	(4,299)
Decrease/(Increase) in intersegment receivables/payables	529	(529)	—	—
Decrease/(Increase) in accounts receivable and other assets	(2,230)	(267)	—	(2,497)
Decrease/(Increase) in inventory	27	—	—	27
Increase/(Decrease) in accounts payable and accrued and other liabilities	8,106	319	—	8,425
Other	211	228	—	439
Interest supplements and residual value support to Ford Credit	(5,349)	5,349	—	—
Net cash provided by/(used in) operating activities	$11,823	$3,600	$—	$15,423

Cash flows from investing activities
Capital spending	$(8,590)	$(94)	$—	$(8,684)
Acquisitions of finance receivables and operating leases	—	(59,720)	—	(59,720)
Collections of finance receivables and operating leases	—	45,159	—	45,159
Purchases of marketable securities and other investments	(12,026)	(274)	—	(12,300)
Sales and maturities of marketable securities and other investments	11,990	356	—	12,346
Settlements of derivatives	175	(443)	—	(268)
Capital contributions to equity method investments	(2,323)	—	—	(2,323)
Returns of capital from equity method investments	1,465	—	—	1,465
Other	(45)	—	—	(45)
Investing activity (to)/from other segments	500	4	(504)	—
Net cash provided by/(used in) investing activities	$(8,854)	$(15,012)	$(504)	$(24,370)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(3,118)	$—	$—	$(3,118)
Purchases of common stock	(426)	—	—	(426)
Net changes in short-term debt	519	(795)	—	(276)
Proceeds from issuance of long-term debt	110	57,202	—	57,312
Payments on long-term debt	(152)	(45,528)	—	(45,680)
Other	(192)	(135)	—	(327)
Financing activity to/(from) other segments	(4)	(500)	504	—
Net cash provided by/(used in) financing activities	$(3,263)	$10,244	$504	$7,485
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(191)	$(267)	$—	$(458)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At December 31, 2023, total equity attributable to Ford was $42.8 billion, a decrease of $0.4 billion compared with December 31, 2022. At December 31, 2024, total equity attributable to Ford was $44.8 billion, an increase of $2.1 billion compared with December 31, 2023. The detail for the changes is shown below (in billions):

	2023 vs 2022 Increase/ (Decrease)	2024 vs 2023 Increase/ (Decrease)
Net income/(loss)	$4.3	$5.9
Shareholder distributions (a)	(5.4)	(3.6)
Other comprehensive income/(loss)	0.3	(0.6)
Adoption of accounting standards	—	—
Common stock issued (including share-based compensation impacts)	0.4	0.4
Total	$(0.4)	$2.1
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

Warranties and Field Service Actions

Nature of Estimates Required. We provide base warranties on the products we sell for specific periods of time and/or mileage, which vary depending upon the type of product and the geographic location of its sale. Separately, we also periodically perform field service actions related to safety recalls, emission recalls, and other product campaigns. Software updates are increasingly a component of vehicle service and may be performed during warranty coverage repairs, through field service actions, or through over-the-air updates. We accrue the estimated cost of both base warranty coverages and field service actions at the time of sale. In addition, from time to time, we issue extended warranties at our expense, the estimated cost of which is accrued at the time of issuance.

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

Pensions and Other Postretirement Employee Benefits

Nature of Estimates Required. The estimation of our defined benefit pension and OPEB plan obligations and expenses requires that we utilize the calculated present value of the projected future payments to all participants, taking into consideration valuation assumptions specific to each plan. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

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

See Note 16 of the Notes to the Financial Statements for more information regarding pension and OPEB costs and assumptions.

Pension Plans

Effect of Actual Results. The year-end 2024 weighted average discount rate was 5.65% for U.S. plans and 4.51% for non-U.S. plans, reflecting increases of 48 and 53 basis points, respectively, compared with year-end 2023. Higher discount rates lowered the valuations of U.S. and non-U.S. plans. In 2024, the U.S. actual return on assets was 0.08%, which was lower than the expected long-term rate of return of 5.93%. Non-U.S. actual return on assets was 2.77%, which was lower than the expected long-term rate of return of 4.53%. The lower returns are explained primarily by lower returns on fixed income assets given the increase in long-term interest rates. In total, higher discount rates, partially offset by asset returns lower than our assumptions, resulted in a net remeasurement gain of $575 million. This gain has been recognized within net periodic benefit cost and reported as a special item.

For 2025, the expected long-term rate of return on assets is 6.37% for U.S. plans, up 44 basis points from 2024, and 5.23% for non-U.S. plans, up 70 basis points compared with a year ago, reflecting higher expected capital market return assumptions, including increased long-term interest rates.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. The December 31, 2024 pension funded status and 2025 expense are affected by year-end 2024 assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The effects of changes in the factors that generally have the largest impact on year-end funded status and pension expense are discussed below.

Discount rates and interest rates have the largest impact on our obligations and fixed income assets. The table below estimates the effect on our funded status of an increase/decrease in discount rates and interest rates (in millions):

	Basis Point Change	Increase/(Decrease) in December 31, 2024 Funded Status

Factor		U.S. Plans	Non-U.S. Plans
Discount rate - obligation	+/- 100 bps	$2,500/$(3,000)	$2,300/$(2,800)
Interest rate - fixed income assets	+/- 100	(2,400)/2,800	(1,700)/2,100
Net impact on funded status		$100/$(200)	$600/$(700)

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

Interest rates and the expected long-term rate of return on assets have the largest effect on pension expense. These assumptions are generally set at each year-end for expense recorded throughout the following year. The table below estimates the effect on pension expense of a higher/lower assumption for these factors (in millions):

	Basis Point Change	Increase/(Decrease) in 2025 Pension Expense

Factor		U.S. Plans	Non-U.S. Plans
Interest rate - service cost and interest cost	+/- 25 bps	$25/$(25)	$15/$(15)
Expected long-term rate of return on assets	+/- 25	(70)/70	(50)/50

The effect of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity of pension expense to a change in discount rate assumptions may not be linear.

Other Postretirement Employee Benefits

Effect of Actual Results. The weighted average discount rate used to determine the benefit obligation for worldwide OPEB plans at December 31, 2024 was 5.46%, compared with 5.10% at December 31, 2023, resulting in a worldwide net remeasurement gain of $112 million, which has been recognized within net periodic benefit cost and reported as a special item.

Sensitivity Analysis. Discount rates and interest rates have the largest effect on our OPEB obligation and expense. The table below estimates the effect on 2025 OPEB expense of higher/lower assumptions for these factors (in millions):

Worldwide OPEB
	Basis Point Change	(Increase)/Decrease 2024 YE Obligation	Increase/(Decrease) 2025 Expense

Factor
Discount rate - obligation	+/- 100 bps	$400/$(475)	N/A
Interest rate - service cost and interest cost	+/- 25	N/A	$5/$(5)

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

In assessing the realizability of deferred tax assets, we consider the trade-offs between cash preservation and cash outlays to preserve tax credits. We presently believe that global valuation allowances of $3.9 billion are required and that we ultimately will recover the remaining $15.3 billion of deferred tax assets. However, realization of our deferred tax assets is impacted by a number of variables, including future profitability within relevant tax jurisdictions, tax law changes, and tax planning and the related effects on our cash and liquidity position. Accordingly, our valuation allowances may increase or decrease in future periods.

For additional information regarding income taxes, see Note 7 of the Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Impairment of Long-Lived Assets

Asset groups are tested at the level of the smallest identifiable group of assets that generate cash flows that are largely independent of the cash flows from other assets or groups of assets. Asset groupings for impairment analysis are reevaluated when events occur, such as changes in organizational structure and management reporting. Our asset groups for 2024 were: Ford Blue North America, Ford Blue Europe, Ford Blue Rest of World, Ford Model e, Ford Pro, Ford Credit, and Ford Next.

Nature of Estimates Required - Held-and-Used Long-Lived Assets. We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include:

•Material adverse changes in projected revenues or expenses, present negative cash flows combined with a history of negative cash flows and a forecast that demonstrates significant continuing losses

•Adverse change in legal factors or significant negative industry or regulatory trends (such as overcrowding of market offerings or changes in regulations, resulting in excess capacity relative to market demand)

•Current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life

•Significant adverse change in the manner in which an asset group is used or in its physical condition

•Significant change in the asset grouping

In addition, investing in new or emerging products (e.g., EVs) or services (e.g., connectivity) may require substantial upfront capital, which may result in initial forecasted negative cash flows in the near term. In these instances, near-term negative cash flows on their own may not be indicative of a triggering event for evaluation of impairment. In such circumstances, we also conduct a qualitative evaluation of the business growth trajectory, which includes updating our assessment of when positive cash flows are expected to be generated, confirming whether established milestones are being achieved, and assessing our ability and intent to continue to access required funding to execute the plan. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.

When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the undiscounted forecasted cash flows are less than the carrying value of the assets, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that may have been prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.

Nature of Estimates Required - Held-for-Sale Operations. We perform an impairment test on a disposal group to be discontinued, held for sale, or otherwise disposed of when we have committed to an action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less cost to sell, and compare it to the carrying value of the disposal group. An impairment charge is recognized when the carrying value exceeds the estimated fair value. We also assess fair value if circumstances arise that were considered unlikely and, as a result, we decide not to sell a disposal group previously classified as held for sale upon reclassification to held and used. When there is a change to a plan of sale, and the assets are reclassified from held for sale to held and used, the long-lived assets are reported at the lower of (i) the carrying amount before a held-for-sale designation, adjusted for depreciation that would have been recognized if the assets had not been classified as held for sale, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as held for sale.

Assumptions and Approach Used - Held-and-Used Long-Lived Assets. The fair value of an asset group is determined from the perspective of a market participant. Considerations include appropriate discount rates, valuation techniques, the most advantageous market, and assumptions about the highest and best use of the asset group.

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

The market approach is another method for measuring the fair value of an asset group. This approach relies on the market value (i.e., market capitalization) of companies that are engaged in the same or a similar line of business as the asset group being evaluated. In addition, to the extent available, we also consider third-party valuations that may have been prepared for other business purposes.

During 2024, no triggering events were identified.

Assumptions and Approach Used - Held-for-sale Operations. In the first quarter of 2024, we entered into an agreement to sell 100% of our equity interest in Ford Sales and Service Korea Company (“FSSK”), and the assets and liabilities of the entity were classified as held for sale. However, as of December 31, 2024, FSSK no longer met the held-for-sale criteria as that sale transaction did not close and is no longer probable of occurring. Accordingly, FSSK’s assets and liabilities were reclassified and reported as held and used as of December 31, 2024. In the third quarter of 2024, we entered into an agreement to sell 100% of our equity interest in Ford Motor Company A/S, our national sales company in Denmark. The entity was classified as held for sale in the fourth quarter of 2024 once all held-for-sale criteria were met. Accordingly, as of December 31, 2024, the assets and liabilities of Ford Motor Company A/S were reported as held for sale. We determined that the assets of both FSSK and Ford Motor Company A/S, which were not material, were not impaired. See Note 21 of the Notes to the Financial Statements for more information regarding held-for-sale operations.

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

Assumptions Used. Ford Credit’s allowance for credit losses is based on its assumptions regarding:

•Probability of default. The expected probability of payment and time to default, which include assumptions about macroeconomic factors and recent performance.

•Loss given default. The percentage of the expected balance due at default that is not recoverable. The loss given default takes into account expected collateral value and future recoveries.

Macroeconomic factors used in Ford Credit’s models are country specific and include variables such as unemployment rates, personal bankruptcy filings, housing prices, and gross domestic product.

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln retail financing portfolio at December 31, 2024 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Allowance for Credit Losses
Probability of default (lifetime)	+/- 100 bps	$250/$(250)
Loss given default	+/- 100	15/(15)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Nature of Estimates Required. Each operating lease in Ford Credit’s portfolio represents a vehicle it owns that has been leased to a customer. At the time Ford Credit purchases a lease, it establishes an expected residual value for the vehicle. Ford Credit estimates the expected residual value by evaluating recent auction values, return volumes for Ford Credit’s leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data and benchmarks to third-party data depending on availability. Similar factors are considered in the third-party data Ford Credit uses to revise its estimate of the expected residual value during the lease term.

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

Sensitivity Analysis. For returned vehicles, Ford Credit faces a risk that the amount it obtains from the vehicle sold at auction will be less than its estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases; however, the impact may be tempered or exacerbated based on future auction values in relation to the purchase price specified in the lease contract. A change in the assumption for an auction value will impact Ford Credit’s estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for Ford Credit’s U.S. Ford and Lincoln brand operating lease portfolio at December 31, 2024 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Projected Lifetime Depreciation
Future auction values	+/- 100 bps	$(50)/$50
Return volumes	+/- 100	5/(5)

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

We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and the committee includes our Chief Accounting Officer and Treasurer.

We are exposed to liquidity risk, including the possibility of having to curtail business or being unable to meet financial obligations as they come due because funding sources may be reduced or become unavailable. Our plan is to maintain funding sources to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in Item 7, our funding sources include unsecured debt issuances, sales of receivables in securitization transactions and other structured financings, equity and equity-linked issuances, and bank borrowings.

We are exposed to a variety of other risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through the purchase of commercial insurance that is designed to protect us above our self-insured retentions against events that could generate significant losses.

Direct responsibility for the execution of our market risk management strategies resides with our Treasurer’s Office and is governed by written policies and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are approved by the GRMC and reviewed by the Audit Committee of our Board of Directors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of December 31, 2024 was an asset of $410 million, compared with a liability of $319 million as of December 31, 2023. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.9 billion at December 31, 2024, compared with $3.1 billion at December 31, 2023. The sensitivity analysis presented is hypothetical and assumes foreign exchange rate changes are instantaneous and adverse across all currencies. In reality, some of our exposures offset and foreign exchange rates move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure. See Note 19 of the Notes to the Financial Statements for more information regarding our foreign currency exchange contracts.

Commodity Price Risk. Commodity price risk is the possibility that our financial results could be worse than planned because of changes in the prices of commodities used in the production of motor vehicles, such as base metals (e.g., steel, copper, and aluminum), precious metals (e.g., palladium), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene). As we transition to a greater mix of electric vehicles, we expect to increase our reliance on battery raw materials (e.g., lithium, cobalt, and nickel).

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

The net fair value of commodity forward contracts (including adjustments for credit risk) as of December 31, 2024 was a liability of $8 million, compared with a liability of $9 million as of December 31, 2023. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $189 million at December 31, 2024, compared with $203 million at December 31, 2023. The sensitivity analysis presented is hypothetical and assumes commodity price changes are instantaneous and adverse across all commodities. In reality, commodity prices move in different magnitudes and at different times, and any changes in fair value would generally be offset by changes in the underlying exposure.

In addition, our purchasing organization (with guidance from the GRMC, as appropriate) negotiates contracts for the continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and, therefore, play a role in managing commodity price risk.

Interest Rate Risk. Interest rate risk relates to the loss we could incur in our Company cash investment portfolios due to a change in interest rates. Our interest rate sensitivity analysis on our investment portfolios includes cash and cash equivalents and net marketable securities. At December 31, 2024, we had Company cash of $28.5 billion in our investment portfolios, compared to $28.8 billion at December 31, 2023. We invest the portfolios in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investments. In investing the cash in our investment portfolios, safety of principal is the primary objective and risk-adjusted return is the secondary objective.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our portfolios. Assuming a hypothetical increase in interest rates of one percentage point, the value of our portfolios would be reduced by $233 million, as calculated as of December 31, 2024. This compares to $222 million, as calculated as of December 31, 2023. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Pre-Tax Cash Flow Sensitivity	2023	2024
One percentage point instantaneous increase in interest rates	$78	$107
One percentage point instantaneous decrease in interest rates	(78)	(107)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)
Foreign Currency Risk. Ford Credit’s policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, Ford Credit borrows in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, sterling, and renminbi. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit may use foreign currency swaps and foreign currency forwards to convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, Ford Credit believes its market risk exposure, relating to changes in currency exchange rates at December 31, 2024, is insignificant.

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2024 was a liability of $1.2 billion, compared to a liability of $1.3 billion at December 31, 2023.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and John T. Lawler, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Andrew Frick, President, Ford Blue and Ford Customer Service Division, adopted a Rule 10b5-1 trading arrangement on December 24, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the potential sale of up to 85,896 shares of Common Stock of the Company, subject to certain conditions. The arrangement was adopted during an open trading window and has an expiration date of December 23, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers of Ford, and Corporate Governance.

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Proposal 1. Election of Directors,” “Corporate Governance – Beneficial Stock Ownership,” and “Corporate Governance – Delinquent Section 16(a) Reports” in our Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation” in our Proxy Statement. The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the captions “Proxy Summary,” “Corporate Governance – Board Committee Functions,” “Corporate Governance – Audit Committee Financial Expert and Auditor Rotation,” and “Proposal 1. Election of Directors” in our Proxy Statement. The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement. The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics and Insider Trading” in our Proxy Statement. In addition, we have included in Item 1 instructions for how to access our codes of ethics on our website and our Internet address. Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well. The information required by Item 10 regarding our insider trading arrangements and policies is incorporated by reference from the information under the caption “Corporate Governance – Codes of Ethics and Insider Trading Policy” in our Proxy Statement. A copy of our insider trading policy is filed as Exhibit 19 to this Report.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: “Director Compensation in 2024,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2024,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Option Exercises and Stock Vested in 2024,” “Pension Benefits in 2024,” “Nonqualified Deferred Compensation in 2024,” “Potential Payments Upon Termination or Change-in-Control,” and “Pay Ratio.”

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

The following are contained in this 2024 Form 10-K Report:

•Report of Independent Registered Public Accounting Firm.

•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2023, and 2024.

•Consolidated Income Statements for the years ended December 31, 2022, 2023, and 2024.

•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2023, and 2024.

•Consolidated Balance Sheets at December 31, 2023 and 2024.

•Consolidated Statements of Equity for the years ended December 31, 2022, 2023, and 2024.

•Notes to the Financial Statements.

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 105 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description
Schedule II	Valuation and Qualifying Accounts for the years ended 2022, 2023, and 2024

Schedule II is filed as part of this Report and is set forth on page 177 immediately following the Notes to the Financial Statements referred to above.  The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere on our Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3-A-1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3-B	By-laws.	Filed as Exhibit 3.1 to our Form 8-K filed on December 9, 2022. (a)
Exhibit 4-A	Tax Benefit Preservation Plan (“TBPP”) dated September 11, 2009 between Ford Motor Company and Computershare Trust Company, N.A.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 4-A-1	Amendment No. 1 to TBPP dated September 11, 2012.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 12, 2012. (a)
Exhibit 4-A-2	Amendment No. 2 to TBPP dated September 9, 2015.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 11, 2015. (a)
Exhibit 4-A-3	Amendment No. 3 to TBPP dated September 13, 2018.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 14, 2018. (a)
Exhibit 4-A-4	Amendment No. 4 to TBPP dated September 9, 2021.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 10, 2021. (a)
Exhibit 4-A-5	Amendment No. 5 to TBPP dated September 12, 2024.	Filed as Exhibit 4 to our Current Report on Form 8-K filed September 13, 2024. (a)
Exhibit 4-B	Description of Securities.	Filed with this Report.
Exhibit 10-A	Executive Separation Allowance Plan, as amended and restated effective as of March 14, 2024. (b)	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 14, 2024. (a)
Exhibit 10-B	Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2012. (b)	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-C	2014 Stock Plan for Non-Employee Directors. (b)	Filed as Exhibit 10-C to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-D	2024 Stock Plan for Non-Employee Directors. (b)	Filed as Exhibit 4.9 to Registration No. 333-278917. (a)
Exhibit 10-E	Benefit Equalization Plan, as amended and restated effective as of January 1, 2022. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-F	Description of financial counseling services provided to certain executives. (b)	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2019. (a)
Exhibit 10-G	Defined Benefit Supplemental Executive Retirement Plan, as amended and restated effective as of March 14, 2024. (b)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 14, 2024. (a)
Exhibit 10-G-1	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2022. (b)	Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-H	Description of Director Compensation as of July 13, 2006. (b)	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. (a)
Exhibit 10-H-1	Amendment to Description of Director Compensation as of February 8, 2012. (b)	Filed as Exhibit 10-F-3 to our Annual Report on Form 10-K for the year ended December 31, 2011. (a)
Exhibit 10-H-2	Amendment to Description of Director Compensation as of July 1, 2013. (b)	Filed as Exhibit 10-G-2 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-H-3	Amendment to Description of Director Compensation as of January 1, 2017. (b)	Filed as Exhibit 10-G-3 to our Annual Report on Form 10-K for the year ended December 31, 2016. (a)
Exhibit 10-I	2008 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (a)
Exhibit 10-J	Description of Vehicle Evaluation Program for Non-Executive Directors. (b)	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2021. (a)
Exhibit 10-K	Non-Employee Directors Life Insurance and Optional Retirement Plan as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-I to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)
Exhibit 10-L	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity. (b)	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992. (a)
Exhibit 10-L-1	Description of Amendment to Basic Life Insurance and Accidental Death & Dismemberment Insurance. (b)	Filed as Exhibit 10-K-1 to our Annual Report on Form 10-K for the year ended December 31, 2013. (a)
Exhibit 10-M	Offer Letter to Peter Stern dated July 21, 2023. (b)	Filed as Exhibit 10-L to our Annual Report on Form 10-K for the year ended December 31, 2023. (a)
Exhibit 10-N	Offer Letter to Doug Field dated August 26, 2021. (b)	Filed as Exhibit 10-N to our Annual Report on Form 10-K for the year ended December 31, 2021. (a)
Exhibit 10-O	Agreement between Ford Motor Company and James D. Farley, Jr. dated August 3, 2020. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. (a)
Exhibit 10-P	Select Retirement Plan, as amended and restated effective as of March 14, 2024. (b)	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 14, 2024. (a)
Exhibit 10-Q	Deferred Compensation Plan, as amended and restated as of December 31, 2010. (b)	Filed as Exhibit 10-M to our Annual Report on Form 10-K for the year ended December 31, 2010. (a)

Designation	Description	Method of Filing
Exhibit 10-Q-1	Suspension of Open Enrollment in Deferred Compensation Plan. (b)	Filed as Exhibit 10-M-1 to our Annual Report on Form 10-K for the year ended December 31, 2009. (a)
Exhibit 10-R	Annual Performance Bonus Plan, as amended May 10, 2023. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-R-1	Annual Performance Bonus Plan Metrics for 2023. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. (a)
Exhibit 10-R-2	Annual Performance Bonus Plan Metrics for 2024. (b)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. (a)
Exhibit 10-R-3	Performance-Based Restricted Stock Unit Metrics for 2021. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. (a)
Exhibit 10-R-4	Performance-Based Restricted Stock Unit Metrics for 2022. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. (a)
Exhibit 10-R-5	Performance-Based Restricted Stock Unit Metrics for 2023. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. (a)
Exhibit 10-R-6	Performance-Based Restricted Stock Unit Metrics for 2024. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. (a)
Exhibit 10-R-7	Corporate Officer Compensation Recoupment Policy. (b)	Filed as Exhibit 10-Q-7 to our Annual Report on Form 10-K for the year ended December 31, 2023. (a)
Exhibit 10-S	2018 Long-Term Incentive Plan. (b)	Filed as Exhibit 4.1 to Registration Statement No. 333-226348. (a)
Exhibit 10-T	2023 Long-Term Incentive Plan, as amended January 1, 2025. (b)	Filed with this Report.
Exhibit 10-T-1	Form of Stock Option Terms and Conditions for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-2	Form of Stock Option Agreement for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-3	Form of Stock Option Agreement (ISO) for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-4	Form of Stock Option Agreement (U.K. NQO) for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-5	Form of Stock Option (U.K.) Terms and Conditions for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-6	Form of Restricted Stock Grant Letter for 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-7	Form of Final Award Notification Letter for Performance Stock Units. (b)	Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-8	Form of Annual Equity Grant Letter for 2023 Long-Term Incentive Plan V.1. (b)	Filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-9	Form of Annual Equity Grant Letter for 2023 Long-Term Incentive Plan V.2. (b)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-10	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Agreement. (b)	Filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-11	Form of 2023 Long-Term Incentive Plan Restricted Stock Unit Terms and Conditions. (b)	Filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-12	Form of Final Award Agreement for Performance Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-13	Form of Final Award Terms and Conditions for Performance Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-T-14	Form of Notification Letter for Time-Based Restricted Stock Units under 2023 Long-Term Incentive Plan. (b)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. (a)
Exhibit 10-U	Amended and Restated Credit Agreement dated as of November 24, 2009.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 25, 2009. (a)
Exhibit 10-U-1	Seventh Amendment dated as of March 15, 2012 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 99.2 to our Current Report on Form 8-K filed March 15, 2012. (a)
Exhibit 10-U-2	Ninth Amendment dated as of April 30, 2013 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. (a)
Exhibit 10-U-3	Tenth Amendment dated as of April 30, 2014 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, and as further amended.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. (a)
Exhibit 10-U-4	Eleventh Amendment dated as of April 30, 2015 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended, including the Third Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2015. (a)

Designation	Description	Method of Filing
Exhibit 10-U-5	Twelfth Amendment dated as of April 29, 2016 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 29, 2016. (a)
Exhibit 10-U-6	Thirteenth Amendment dated as of April 28, 2017 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 28, 2017. (a)
Exhibit 10-U-7	Fourteenth Amendment dated as of April 26, 2018 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10 to our Current Report on Form 8-K filed April 26, 2018. (a)
Exhibit 10-U-8	Fifteenth Amendment dated as of April 23, 2019 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-U-9	Sixteenth Amendment dated as of July 27, 2020 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-U-10	Seventeenth Amendment dated as of March 16, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, and as further amended and restated as of April 30, 2015.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-U-11	Eighteenth Amendment dated as of September 29, 2021 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, and as further amended, including the Fourth Amended and Restated Credit Agreement.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-U-12	Nineteenth Amendment dated as of June 23, 2022 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-U-13	Twentieth Amendment dated as of April 26, 2023 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2023. (a)
Exhibit 10-U-14	Twenty-First Amendment dated April 22, 2024 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 10-V	Revolving Credit Agreement dated as of April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2019. (a)
Exhibit 10-V-1	First Amendment dated July 27, 2020 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed July 30, 2020. (a)
Exhibit 10-V-2	Second Amendment dated March 16, 2021 to the Revolving Credit Agreement dated April 23, 2019.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 17, 2021. (a)
Exhibit 10-V-3	Third Amendment dated September 29, 2021 to the Revolving Credit Agreement dated April 23, 2019, and as further amended, including the First Amended and Restated Revolving Credit Agreement.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed September 29, 2021. (a)
Exhibit 10-V-4	Fourth Amendment dated June 23, 2022 to the Revolving Credit Agreement dated April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-V-5	Fifth Amendment dated April 26, 2023 to the Revolving Credit Agreement dated April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2023. (a)

Designation	Description	Method of Filing
Exhibit 10-V-6	Sixth Amendment dated April 22, 2024 to the Revolving Credit Agreement dated April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 10-W	364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed June 23, 2022. (a)
Exhibit 10-W-1	First Amendment dated October 26, 2022 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10 to our Current Report on Form 8-K filed October 28, 2022. (a)
Exhibit 10-W-2	Second Amendment dated April 26, 2023 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 26, 2023. (a)
Exhibit 10-W-3	Third Amendment dated April 22, 2024 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 22, 2024. (a)
Exhibit 10-X	Sponsor Support, Share Retention and Subordination Agreement dated December 13, 2024 among the Company, BlueOval SK, LLC, SK Innovation Co., Ltd., SK On Co., Ltd., SK Battery America, Inc., and United States Department of Energy.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 16, 2024. (a)
Exhibit 19	Ford Motor Company Insider Trading Policy as of October 9, 2024	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of January 31, 2025.	Filed with this Report.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 97	Financial Statement Compensation Recoupment Policy. (b)	Filed as Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023. (a)
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(c)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(c)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(c)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(c)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(c)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(c)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101).	(c)
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

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	February 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

/s/ WILLIAM CLAY FORD, JR.	Director, Chair of the Board, Executive Chair, Chair of the Office of the Chair and Chief Executive, and Chair of the Finance Committee	February 5, 2025
William Clay Ford, Jr.

/s/ JAMES D. FARLEY, JR.	Director, President and Chief Executive Officer	February 5, 2025
James D. Farley, Jr.	(principal executive officer)

KIMBERLY A. CASIANO*	Director	February 5, 2025
Kimberly A. Casiano

ADRIANA CISNEROS*	Director	February 5, 2025
Adriana Cisneros

ALEXANDRA FORD ENGLISH*	Director	February 5, 2025
Alexandra Ford English

HENRY FORD III*	Director	February 5, 2025
Henry Ford III

WILLIAM W. HELMAN IV*	Director and Chair of the Sustainability, Innovation and Policy Committee	February 5, 2025
William W. Helman IV

JON M. HUNTSMAN, JR.*	Director	February 5, 2025
Jon M. Huntsman, Jr.

WILLIAM E. KENNARD*	Director and Chair of the Nominating and Governance Committee	February 5, 2025
William E. Kennard

JOHN C. MAY II*	Director	February 5, 2025
John C. May II

BETH E. MOONEY*	Director	February 5, 2025
Beth E. Mooney

LYNN VOJVODICH RADAKOVICH*	Director and Chair of the Compensation, Talent and Culture Committee	February 5, 2025
Lynn Vojvodich Radakovich

Signature	Title	Date

JOHN L. THORNTON*	Director	February 5, 2025
John L. Thornton

JOHN B. VEIHMEYER*	Director and Chair of the Audit Committee	February 5, 2025
John B. Veihmeyer

JOHN S. WEINBERG*	Director	February 5, 2025
John S. Weinberg

/s/ JOHN T. LAWLER	Vice Chair and Chief Financial Officer	February 5, 2025
John T. Lawler	(principal financial officer)

/s/ MARK KOSMAN	Chief Accounting Officer	February 5, 2025
Mark Kosman	(principal accounting officer)

*By: /s/ SARAH E. FORTT		February 5, 2025
Sarah E. Fortt
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ford Motor Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Ford Credit Consumer Finance Receivables Allowance for Credit Losses

As described in Note 10 to the consolidated financial statements, the Company had consumer finance receivables of $83,218 million, for which a consumer allowance for credit losses of $860 million was recorded as of December 31, 2024. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

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

Warranty and Field Service Actions Accrual (United States)

As described in Note 24 to the consolidated financial statements, the Company had an accrual for estimated future warranty and field service action costs, net of estimated supplier recoveries (“warranty accrual”), of $14,032 million as of December 31, 2024, of which the United States comprises a significant portion. Management accrues the estimated cost of both base warranty coverages and field service actions at the time of sale. Management establishes their estimate of base warranty obligations using a patterned estimation model, using historical information regarding the nature, frequency, and average cost of claims for each vehicle line by model year. Management establishes their estimates of field service action obligations using a patterned estimation model, using historical information regarding the nature, frequency, severity, and average cost of claims for each model year. Management reevaluates the adequacy of their accruals on a regular basis.

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
February 5, 2025

We have served as the Company’s auditor since 1946.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the years ended December 31,
	2022	2023	2024
Revenues
Company excluding Ford Credit	$149,079	$165,901	$172,706
Ford Credit	8,978	10,290	12,286
Total revenues (Note 4)	158,057	176,191	184,992

Costs and expenses
Cost of sales	134,397	150,550	158,434
Selling, administrative, and other expenses	10,888	10,702	10,287
Ford Credit interest, operating, and other expenses	6,496	9,481	11,052
Total costs and expenses	151,781	170,733	179,773
Operating income/(loss)	6,276	5,458	5,219
Interest expense on Company debt excluding Ford Credit	1,259	1,302	1,115
Other income/(loss), net (Note 5)	(5,150)	(603)	2,451
Equity in net income/(loss) of affiliated companies (Note 14)	(2,883)	414	678
Income/(Loss) before income taxes	(3,016)	3,967	7,233
Provision for/(Benefit from) income taxes (Note 7)	(864)	(362)	1,339
Net income/(loss)	(2,152)	4,329	5,894
Less: Income/(Loss) attributable to noncontrolling interests	(171)	(18)	15
Net income/(loss) attributable to Ford Motor Company	$(1,981)	$4,347	$5,879

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)	$(0.49)	$1.09	$1.48
Diluted income/(loss)	(0.49)	1.08	1.46

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	4,014	3,998	3,978
Diluted shares	4,014	4,041	4,021

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2022	2023	2024
Net income/(loss)	$(2,152)	$4,329	$5,894
Other comprehensive income/(loss), net of tax (Note 22)
Foreign currency translation	(933)	974	(1,457)
Marketable securities	(423)	272	120
Derivative instruments	322	(460)	608
Pension and other postretirement benefits	30	(488)	131
Total other comprehensive income/(loss), net of tax	(1,004)	298	(598)
Comprehensive income/(loss)	(3,156)	4,627	5,296
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(175)	(17)	14
Comprehensive income/(loss) attributable to Ford Motor Company	$(2,981)	$4,644	$5,282

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	December 31, 2024
ASSETS
Cash and cash equivalents (Note 9)	$24,862	$22,935
Marketable securities (Note 9)	15,309	15,413
Ford Credit finance receivables, net of allowance for credit losses of $256 and $247 (Note 10)	46,425	51,850
Trade and other receivables, less allowances of $64 and $84	15,601	14,723
Inventories (Note 11)	15,651	14,951
Other assets	3,633	4,602
Total current assets	121,481	124,474
Ford Credit finance receivables, net of allowance for credit losses of $626 and $617 (Note 10)	55,650	59,786
Net investment in operating leases (Note 12)	21,384	22,947
Net property (Note 13)	40,821	41,928
Equity in net assets of affiliated companies (Note 14)	5,548	6,821
Deferred income taxes (Note 7)	16,985	16,375
Other assets	11,441	12,865
Total assets	$273,310	$285,196
LIABILITIES
Payables	$25,992	$24,128
Other liabilities and deferred revenue (Note 15 and Note 24)	25,870	27,782
Debt payable within one year (Note 18)
Company excluding Ford Credit	477	1,756
Ford Credit	49,192	53,193
Total current liabilities	101,531	106,859
Other liabilities and deferred revenue (Note 15 and Note 24)	28,414	28,832
Long-term debt (Note 18)
Company excluding Ford Credit	19,467	18,898
Ford Credit	80,095	84,675
Deferred income taxes (Note 7)	1,005	1,074
Total liabilities	230,512	240,338
EQUITY
Common Stock, par value $0.01 per share (3,893 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,128	23,502
Retained earnings	31,029	33,740
Accumulated other comprehensive income/(loss) (Note 22)	(9,042)	(9,639)
Treasury stock	(2,384)	(2,810)
Total equity attributable to Ford Motor Company	42,773	44,835
Equity attributable to noncontrolling interests	25	23
Total equity	42,798	44,858
Total liabilities and equity	$273,310	$285,196
The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 23 for additional information on our VIEs.

	December 31, 2023	December 31, 2024
ASSETS
Cash and cash equivalents	$2,298	$2,494
Ford Credit finance receivables, net	56,131	60,717
Net investment in operating leases	11,179	13,309
Other assets	90	34
LIABILITIES
Other liabilities and deferred revenue	$45	$100
Debt	48,177	50,855
The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2022	2023	2024
Cash flows from operating activities
Net income/(loss)	$(2,152)	$4,329	$5,894
Depreciation and tooling amortization (Note 12 and Note 13)	7,642	7,690	7,567
Other amortization	(1,149)	(1,167)	(1,700)
Provision for credit and insurance losses	46	438	575
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 16)	(378)	3,052	149
Equity method investment (earnings)/losses and impairments in excess of dividends received	3,324	(33)	(287)
Foreign currency adjustments	(27)	(234)	227
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 5)	7,518	205	42
Stock compensation (Note 6)	336	460	511
Provision for/(Benefit from) deferred income taxes	(1,910)	(1,649)	350
Decrease/(Increase) in finance receivables (wholesale and other)	(10,560)	(4,827)	(4,299)
Decrease/(Increase) in accounts receivable and other assets	(1,183)	(2,620)	(2,497)
Decrease/(Increase) in inventory	(2,576)	(1,219)	27
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,268	9,829	8,425
Other	654	664	439
Net cash provided by/(used in) operating activities	6,853	14,918	15,423

Cash flows from investing activities
Capital spending	(6,866)	(8,236)	(8,684)
Acquisitions of finance receivables and operating leases	(45,533)	(54,505)	(59,720)
Collections of finance receivables and operating leases	46,276	44,561	45,159
Proceeds from sale of business (Note 21)	449	—	—
Purchases of marketable securities and other investments	(17,458)	(8,590)	(12,300)
Sales and maturities of marketable securities and other investments	19,117	12,700	12,346
Settlements of derivatives	94	(138)	(268)
Capital contributions to equity method investments (Note 23)	(738)	(2,733)	(2,323)
Returns of capital from equity method investments	—	1	1,465
Other	312	(688)	(45)
Net cash provided by/(used in) investing activities	(4,347)	(17,628)	(24,370)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(2,009)	(4,995)	(3,118)
Purchases of common stock	(484)	(335)	(426)
Net changes in short-term debt	5,460	(1,539)	(276)
Proceeds from issuance of long-term debt	45,470	51,659	57,312
Payments of long-term debt	(45,655)	(41,965)	(45,680)
Other	(271)	(241)	(327)
Net cash provided by/(used in) financing activities	2,511	2,584	7,485
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(414)	(104)	(458)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$4,603	$(230)	$(1,920)

Cash, cash equivalents, and restricted cash at beginning of period (Note 9)	$20,737	$25,340	$25,110
Net increase/(decrease) in cash, cash equivalents, and restricted cash	4,603	(230)	(1,920)
Cash, cash equivalents, and restricted cash at end of period (Note 9)	$25,340	$25,110	$23,190

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss) (Note 22)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2021	$41	$22,611	$35,769	$(8,339)	$(1,563)	$48,519	$103	$48,622
Net income/(loss)	—	—	(1,981)	—	—	(1,981)	(171)	(2,152)
Other comprehensive income/(loss), net of tax	—	—	—	(1,000)	—	(1,000)	(4)	(1,004)
Common stock issued (a)	1	221	—	—	—	222	—	222
Treasury stock/other	—	—	—	—	(484)	(484)	7	(477)
Dividend and dividend equivalents declared (b)	—	—	(2,034)	—	—	(2,034)	(10)	(2,044)
Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167

Balance at December 31, 2022	$42	$22,832	$31,754	$(9,339)	$(2,047)	$43,242	$(75)	$43,167
Net income/(loss)	—	—	4,347	—	—	4,347	(18)	4,329
Other comprehensive income/(loss), net of tax	—	—	—	297	—	297	1	298
Common stock issued (a)	—	425	—	—	—	425	—	425
Treasury stock/other	—	(129)	—	—	(337)	(466)	129	(337)
Dividend and dividend equivalents declared (b)	—	—	(5,072)	—	—	(5,072)	(12)	(5,084)
Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798

Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	5,879	—	—	5,879	15	5,894
Other comprehensive income/(loss), net of tax	—	—	—	(597)	—	(597)	(1)	(598)
Common stock issued (a)	—	374	—	—	—	374	—	374
Treasury stock/other	—	—	—	—	(426)	(426)	—	(426)
Dividend and dividend equivalents declared (b)	—	—	(3,168)	—	—	(3,168)	(16)	(3,184)
Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
__________
(a)Includes impacts of share-based compensation.
(b)We declared dividends per share of Common and Class B Stock of $0.50, $1.25, and $0.78 in 2022, 2023 and 2024, respectively. In the first quarter of 2023 and 2024, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.65 per share and $0.18 per share, respectively. On February 5, 2025, we declared a regular dividend of $0.15 per share and a supplemental dividend of $0.15 per share.

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

Certain Transactions with Ford Credit

Transactions between Ford Credit and our other segments occur in the ordinary course of business. Additional detail regarding certain of those transactions is below (in billions):

	December 31, 2023	December 31, 2024
Balance Sheet
Trade and other receivables (a)	$9.2	$8.2
Unearned interest supplements and residual support (b)	(4.6)	(6.5)
Other (c)	1.6	2.2
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

Foreign Currency

When an entity has monetary assets and liabilities denominated in a currency that is different from its functional currency, each reporting period, we remeasure those assets and liabilities from the transactional currency to the entity’s functional currency. The effect of this remeasurement process and the results of our related foreign currency hedging activities are reported in Cost of sales and Other income/(loss), net and were $180 million, $13 million, and $(155) million for the years ended 2022, 2023, and 2024, respectively.

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

Trade, Notes, and Other Receivables

Trade, notes, and other receivables consist primarily of receivables from contracts with customers for the sale of vehicles, parts, and accessories. The current portion of trade and notes receivables is reported in Trade and other receivables, net. The non-current portion of notes receivables is reported in Other assets. Trade receivables are typically outstanding for 30 days or less, are recorded at their contractual value and do not bear interest. Notes receivable are recorded at their amortized cost using the effective interest method.

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

The carrying value of trade, notes, and other receivables was $16.4 billion and $15.7 billion at December 31, 2023 and 2024, respectively. The credit loss reserve included in the carrying value of trade, notes, and other receivables was $86 million and $113 million at December 31, 2023 and 2024, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplier Finance Programs

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. SCF obligations are reported in Payables.

The rollforward of SCF obligations for the years ended December 31 was as follows (in millions):

	2023	2024
Outstanding at the beginning of the year	$253	$220
Invoices received during the year	1,778	1,522
Invoices settled during the year	(1,811)	(1,570)
Outstanding at the end of the year	$220	$172

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
The carrying amount of intangible assets and goodwill is reported in Other assets in the non-current assets section of our consolidated balance sheets. Intangible assets are comprised primarily of advertising agreements and land rights. The net carrying amount of our intangible assets was $80 million and $69 million at December 31, 2023 and 2024, respectively. The net carrying amount of goodwill was $683 million and $658 million at December 31, 2023 and 2024, respectively. For the periods presented, we did not record any material impairments for indefinite-lived intangibles or goodwill.

Regulatory Compliance Credits

When we are not able to meet regulatory compliance requirements through the sales mix of our products, compliance credits may be purchased and/or, in some cases, fines or penalties may be paid. Compliance credits are recorded as Other assets upon delivery. Once an asset is recorded, it must be monitored for recoverability at least quarterly.

When it is probable and estimable that the mix of vehicles sold will not meet regulatory compliance requirements and will result in a compliance shortfall during the compliance period (e.g., model year, calendar year), we recognize a liability and related expense. The liability reflects an estimate of the cost of compliance credits and/or fines expected to be incurred to settle a compliance shortfall.

The asset and liability remain on our balance sheet until final certification from the applicable governmental regulatory agency is received.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Held-and-Used Long-Lived Asset Impairment

We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include:

•Material adverse changes in projected revenues or expenses, present negative cash flows combined with a history of negative cash flows and a forecast that demonstrates significant continuing losses
•Adverse change in legal factors or significant negative industry, or regulatory trends (such as overcrowding of market offerings or changes in regulations, resulting in excess capacity relative to market demand)
•Current expectation that a long-lived asset group will be disposed of significantly before the end of its useful life
•Significant adverse change in the manner in which an asset group is used or in its physical condition
•Significant change in the asset grouping

In addition, investing in new or emerging products (e.g., EVs) or services (e.g., connectivity) may require substantial upfront capital, which may result in initial forecasted negative cash flows in the near term. In these instances, near term negative cash flows on their own may not be indicative of a triggering event for evaluation of impairment. In such circumstances, we also conduct a qualitative evaluation of the business growth trajectory, which includes updating our assessment of when positive cash flows are expected to be generated, confirming whether established milestones are being achieved, and assessing our ability and intent to continue to access required funding to execute the plan. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.

When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the undiscounted forecasted cash flows are less than the carrying value of the assets, the asset group’s fair value is measured relying primarily on a discounted cash flow method. To the extent available, we will also consider third-party valuations of our long-lived assets that may have been prepared for other business purposes. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life. For the periods presented, we have not recorded any material impairments.

Held-for-Sale Asset Impairment

We perform an impairment test on a disposal group to be discontinued, held for sale (“HFS”), or otherwise disposed of when we have committed to an action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less cost to sell, and compare it to the carrying value of the disposal group. An impairment charge is recognized when the carrying value exceeds the estimated fair value (see Note 21). We also assess fair value if circumstances arise that were considered unlikely and, as a result, we decide not to sell a disposal group previously classified as HFS upon reclassification to held and used. When there is a change to a plan of sale, and the assets are reclassified from HFS to held and used, the long-lived assets are reported at the lower of (i) the carrying amount before an HFS designation, adjusted for depreciation that would have been recognized if the assets had not been classified as HFS, or (ii) the fair value at the date the assets no longer satisfy the criteria for classification as HFS.

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

Alternative Assets.  Hedge funds generally hold liquid and readily-priced securities, such as public equities, exchange-traded derivatives, and corporate bonds.  Private equity and real estate investments are less liquid.  External investment managers typically report valuations reflecting initial cost or updated appraisals, which are adjusted for cash flows, and realized and unrealized gains/losses. All alternative assets are valued at the NAV provided by the investment sponsor or third party administrator, as they do not have readily-available market quotations. Valuations may lag up to six months.  The NAV will be adjusted for cash flows (additional investments or contributions, and distributions) through year end. We may make further adjustments for any known substantive valuation changes not reflected in the NAV.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We may hold annuity contracts within some of our non-U.S. pension plans (see Note 16). The contract valuation method is applied for markets where we have purchased annuity contracts from an insurer as a plan asset. We measure the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates. The assumptions used to project expected future cash flows are based on actuarial estimates. We include all annuity contracts within Level 3 of the hierarchy.

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

On a nonrecurring basis, we also measure at fair value retail contracts 120 days past due or deemed to be uncollectible, and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of these receivables. The collateral for a retail financing or wholesale receivable is the vehicle financed, and for dealer loans is real estate or other property.

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

Finance and Lease Incentives

We routinely sponsor special retail financing and lease incentives to dealers’ customers who choose to finance or lease our vehicles from Ford Credit. The cost for these incentives is included in our estimate of variable consideration when the vehicle is sold to the dealer. Ford Credit records a reduction to the finance receivable or reduces the cost of the vehicle operating lease when it records the underlying finance contract, and we transfer to Ford Credit the amount of the incentive on behalf of the dealer’s customer. See Note 1 for additional information regarding transactions between Ford Credit and our other segments. The Ford Credit segment recognized interest revenue of $2.1 billion, $2.3 billion, and $2.9 billion in 2022, 2023, and 2024, respectively, and lower depreciation of $1.2 billion, $0.9 billion, and $1.0 billion in 2022, 2023, and 2024, respectively, associated with these incentives.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2022, we were awarded incentives by the State of Tennessee related to land, capital, and property tax abatements in connection with Ford’s capital investment in our new electric vehicle assembly plant and job commitments. These incentives are available until December 2051. The fair value of the land received in 2022 was $144 million and was recorded in Net Property fully offset by the value of the incentive. A capital grant of $285 million was received in 2023 and will be recognized as a reduction to depreciation and amortization expense over the life of the related assets.

The Inflation Reduction Act of 2022 incentivizes companies to engage in a wide range of activities primarily focused on clean energy investments and domestic manufacturing. We are eligible for production credits related to advanced manufacturing of certain battery components. These credits are recognized when an eligible component is produced in the United States and sold to a third party. We recognized $105 million as a reduction to Cost of sales during the year ended December 31, 2024 related to production tax credits.

Ford may also indirectly benefit from incentives and grants awarded to companies with which we are affiliated but are not included in our consolidated financial statements.

Ford’s receipt of government incentives could be subject to reduction, termination, or claw back. Claw back provisions are monitored for ongoing compliance and are accrued for when losses are deemed probable and estimable (see Note 24).

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

	2022	2023	2024
Engineering, research, and development	$7.8	$8.2	$8.0
Advertising	2.2	2.5	2.8

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3.  NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. We adopted the new standard and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. The standard requires disclosure of any significant segment expenses that are regularly provided to the chief operating decision maker (”CODM”) for each reportable segment. In addition, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis, beginning in 2025. Adoption of the new standard did not impact our consolidated balance sheets or income statements or have a material impact on our financial statement disclosures. Refer to Note 25 for the incremental disclosures required under the standard.

We also adopted the following Accounting Standards Updates (“ASUs”) during 2024, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2023-01	Leases: Common Control Arrangements	January 1, 2024
2023-02	Investments – Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024

Accounting Standards Issued But Not Yet Adopted

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024, with retrospective application permitted. There will be no impact to our consolidated balance sheets or income statements; however, there will be changes to our consolidated financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes.

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE

The following tables disaggregate our revenue by major source for the years ended December 31 (in millions):

	2022
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$144,471	$—	$144,471
Used vehicles	1,719	—	1,719
Services and other revenue (a)	2,688	100	2,788
Revenues from sales and services	148,878	100	148,978

Leasing income	201	4,569	4,770
Financing income	—	4,254	4,254
Insurance income	—	55	55
Total revenues	$149,079	$8,978	$158,057

	2023
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$161,052	$—	$161,052
Used vehicles	1,873	—	1,873
Services and other revenue (a)	2,797	105	2,902
Revenues from sales and services	165,722	105	165,827

Leasing income	179	4,105	4,284
Financing income	—	5,980	5,980
Insurance income	—	100	100
Total revenues	$165,901	$10,290	$176,191

	2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$167,218	$—	$167,218
Used vehicles	2,175	—	2,175
Services and other revenue (a)	3,099	104	3,203
Revenues from sales and services	172,492	104	172,596

Leasing income	214	4,217	4,431
Financing income	—	7,819	7,819
Insurance income	—	146	146
Total revenues	$172,706	$12,286	$184,992
__________
(a)Includes extended service contract revenue.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs when we transfer control of our vehicles, parts, or accessories, or provide services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. For the majority of sales, this occurs when products are shipped from our manufacturing facilities. However, we defer a portion of the consideration received when there is a separate future or stand-ready performance obligation, such as extended service contracts or ongoing vehicle connectivity. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions are recognized as expense when the products are sold (see Note 24). We do not have any material significant payment terms related to vehicle sales, as payment is received at or shortly after the point of sale.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

Company Excluding Ford Credit

Vehicles, Parts, and Accessories. For the majority of vehicles, parts, and accessories, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer (dealers and distributors). We receive cash equal to the invoice price for most vehicle sales at the time of wholesale. When the vehicle sale is financed by our wholly-owned subsidiary Ford Credit, the dealer is obligated to pay Ford Credit when it sells the vehicle to the retail customer (see Note 10). Payment terms on part sales to dealers, distributors, and retailers generally range from 30 to 120 days. The amount of consideration we receive and revenue we recognize varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. When we give our dealers the right to return eligible parts and accessories, we estimate the expected returns based on an analysis of historical experience. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded an increase in revenue of $209 million during 2022 and a decrease in revenue of $147 million and $757 million during 2023 and 2024, respectively, related to revenue recognized in prior annual periods.

We have elected to recognize the cost for freight and shipping when control over vehicles, parts, or accessories has transferred to the customer as an expense in Cost of sales.

We sell vehicles to daily rental companies and may guarantee that we will pay them the difference between an agreed amount and the value they are able to realize upon resale. At the time of transfer of vehicles to the daily rental companies, we record the probable amount we will pay under the guarantee to Other liabilities and deferred revenue (see Note 24).

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

We had a balance of $4.4 billion and $4.8 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2022 and 2023, respectively. We recognized $1.5 billion and $1.8 billion of the unearned amounts as revenue during the years ended December 31, 2023 and 2024, respectively. At December 31, 2024, the unearned amount was $5.3 billion. We expect to recognize approximately $1.7 billion of the unearned amount in 2025, $1.3 billion in 2026, and $2.3 billion thereafter.

We record a premium deficiency reserve to the extent we estimate the future costs associated with extended service contracts exceed the unrecognized revenue. Amounts paid to dealers to obtain these contracts are deferred and recorded as Other assets. These costs are amortized to expense consistent with how the related revenue is recognized. We had a balance of $317 million and $312 million in deferred costs as of December 31, 2023 and 2024, respectively. We recognized $88 million, $103 million, and $105 million of amortization during the years ended December 31, 2022, 2023, and 2024, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. REVENUE (Continued)

We also receive other revenue related to vehicle-related design and testing services we perform for others, various Ford Next operations, and net commissions for serving as the agent in facilitating the sale of a third party’s products or services to our customers. We have applied the practical expedient to recognize Company excluding Ford Credit revenues for vehicle-related design and testing services over the term of the related agreements (generally two to three years) in proportion to the amount we have the right to invoice.

Leasing Income. We earn income from operating lease assets and record the income on a straight-line basis over the term of the lease agreement.

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

NOTE 5.  OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Net periodic pension and OPEB income/(cost), excluding service cost (Note 16)	$1,336	$(2,494)	$411
Investment-related interest income	639	1,567	1,540
Interest income/(expense) on income taxes	(23)	(16)	(21)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments (a)	(7,518)	(205)	(42)
Gains/(Losses) on changes in investments in affiliates (Note 20 and Note 21)	(147)	9	78
Royalty income	483	477	503
Other	80	59	(18)
Total	$(5,150)	$(603)	$2,451
__________
(a)    Includes a $7.4 billion loss and $31 million loss on our Rivian investment during the years ended December 31, 2022 and 2023, respectively.

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

The fair value of both the time-based and the internal performance metrics portion of the performance-based RSUs and RSSs is determined using the closing price of our Common Stock at grant date. For awards that include a market condition, we measure the fair value using a Monte Carlo simulation. The weighted average per unit grant date fair value for the years ended December 31, 2022, 2023, and 2024 was $15.63, $12.98, and $12.49, respectively.

Time-based RSUs generally have a graded vesting feature whereby one-third of each grant vests after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. The graded vesting method recognizes expense over the service period for each separately-vesting tranche, which results in accelerated recognition of expense. The fair value of time-based RSUs, RSSs, and stock options is expensed over the shorter of each separate vesting period, using the graded vesting method, or the time period an employee becomes eligible to retain the award at retirement. The fair value of performance-based RSUs and RSSs is expensed when it is probable and estimable as measured against the performance metrics over the shorter of the performance or required service periods. We measure the fair value of our stock options on the date of grant using either the Black-Scholes option-pricing model (for options without a market condition) or a Monte Carlo simulation (for options with a market condition). We have elected to recognize forfeitures as an adjustment to compensation expense for all RSUs, RSSs, and stock options in the same period as the forfeitures occur. Expense is recorded in Selling, administrative, and other expenses and Cost of sales, as incurred.

Restricted Stock Units and Restricted Stock Shares

The fair value of vested RSUs and RSSs as well as the compensation cost for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Fair value of vested shares	$252	$303	$522
Compensation cost (a)	223	356	411
__________
(a)    Net of tax benefit of $113 million, $104 million, and $100 million in 2022, 2023, and 2024, respectively.

As of December 31, 2024, there was approximately $450 million in unrecognized compensation cost related to non-vested RSUs.  This expense will be recognized over a weighted average period of 1.9 years.

The performance-based RSUs granted in March 2022, 2023, and 2024 include a relative Total Shareholder Return (“TSR”) metric. Inputs and assumptions used to calculate the fair value at grant date through a Monte Carlo simulation were as follows:

	2022	2023	2024
Fair value per stock award	$18.10	$18.57	$18.50
Grant date stock price	16.85	13.08	12.74
Assumptions:
Ford’s stock price expected volatility (a)	44.8%	49.5%	41.9%
Expected average volatility of peer companies (a)	39.6	49.6	40.7
Risk-free interest rate	1.62	4.57	4.43
__________
(a)Expected volatility based on three years of daily closing share price changes ending on the grant date.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6.  SHARE-BASED COMPENSATION (Continued)

During 2024, activity for RSUs and RSSs was as follows (in millions, except for weighted-average fair value):

	Shares	Weighted- Average Fair Value
Outstanding, beginning of year	80.6	$13.86
Granted (a)	61.8	12.49
Vested (a)	(41.9)	12.45
Forfeited	(4.8)	13.62
Outstanding, end of year (b)	95.7	13.44
__________
(a)Includes shares awarded to non-employee directors.
(b)Excludes 1,285,271 non-employee director shares that were vested but unissued at December 31, 2024.

Stock Options

During 2024, no stock options were granted or exercised. At December 31, 2023 and 2024, stock options outstanding were 8.4 million and 4.7 million, respectively. As of December 31, 2024, all of our stock options are fully vested and will expire in 2030, if not exercised sooner.

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

Valuation of Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and net operating loss carryforwards and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

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

Components of Income Taxes

Components of income taxes excluding cumulative effects of changes in accounting principles, other comprehensive income/(loss), and equity in net results of affiliated companies accounted for after-tax for the years ended December 31 were as follows:

	2022	2023	2024
Income/(Loss) before income taxes (in millions)
U.S.	$(6,548)	$3,395	$3,424
Non-U.S.	3,532	572	3,809
Total	$(3,016)	$3,967	$7,233
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$68	$62	$78
Non-U.S.	781	948	791
State and local	123	229	107
Total current	972	1,239	976
Deferred
Federal	(2,292)	(413)	25
Non-U.S.	688	(1,149)	303
State and local	(232)	(39)	35
Total deferred	(1,836)	(1,601)	363
Total	$(864)	$(362)	$1,339
Reconciliation of effective tax rate
U.S. statutory tax rate	21.0%	21.0%	21.0%
Non-U.S. tax rate differential	(8.7)	(3.4)	2.9
State and local income taxes	2.3	1.9	1.7
General business credits	13.0	(15.9)	(5.9)
Nontaxable foreign currency gains and losses	(4.2)	—	—
Dispositions and restructurings (a)	(7.0)	(14.7)	—
U.S. tax on non-U.S. earnings	2.8	7.7	(0.2)
Prior year settlements and claims	1.5	1.2	0.1
Tax incentives	2.0	(3.9)	(2.2)
Enacted change in tax laws	(2.0)	0.1	0.4
Valuation allowances	6.2	(0.7)	(1.0)
Other	1.7	(2.4)	1.7
Effective tax rate	28.6%	(9.1)%	18.5%
__________
(a)2023 includes benefits of $610 million associated with legal entity restructuring within our leasing operations and China.

In 2022, we reversed $405 million of previously established U.S. valuation allowances, primarily as a result of planning actions.

At December 31, 2024, $14.7 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2023	2024
Deferred tax assets
Net operating loss carryforwards	$7,262	$7,458
Tax credit carryforwards	8,944	7,993
Research expenditures	3,799	4,873
Dealer and dealers’ customer allowances and claims	2,752	3,498
Employee benefit plans	2,470	2,010
Other foreign deferred tax assets	3,456	2,691
All other	2,299	1,995
Total gross deferred tax assets	30,982	30,518
Less: Valuation allowances	(4,187)	(3,856)
Total net deferred tax assets	26,795	26,662
Deferred tax liabilities
Leasing transactions	3,253	3,523
Depreciation and amortization (excluding leasing transactions)	3,389	3,590
Finance receivables	699	524
Other foreign deferred tax liabilities	1,255	1,381
All other	2,219	2,343
Total deferred tax liabilities	10,815	11,361
Net deferred tax assets/(liabilities)	$15,980	$15,301

Net operating loss carryforwards for tax purposes were $23.7 billion at December 31, 2024. This resulted in a deferred tax asset of $7.5 billion, of which $6.1 billion have no expiration date. A substantial portion of the remaining losses will expire beyond 2030. Tax credits available to offset future tax liabilities are $8.0 billion. The majority of these credits have a remaining carryforward period of twelve years or more. Tax benefits from net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies. In our evaluation, we anticipate making tax elections that change the order of tax credit carryforward utilization on U.S. tax returns.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2023	2024
Beginning balance	$2,939	$2,913
Increase – tax positions in prior periods	103	512
Increase – tax positions in current period	45	11
Decrease – tax positions in prior periods	(79)	(775)
Settlements	(115)	(13)
Lapse of statute of limitations	(33)	(5)
Foreign currency translation adjustment	53	(103)
Ending balance	$2,913	$2,540

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.9 billion and $2.5 billion as of December 31, 2023 and 2024, respectively.

Examinations by tax authorities have been completed through 2008 in Germany; 2014 in the United States; 2015 in Mexico; 2018 in Canada, Spain, and the United Kingdom; and 2019 in China and India.

Net tax-related interest expense was $23 million, $16 million, and $21 million for the years ended December 31, 2022, 2023, and 2024, respectively. These were reported in Other income/(loss), net on our consolidated income statements. At December 31, 2023 and 2024, we recognized a net tax-related interest receivable of $25 million and $37 million, respectively.

Cash paid for income taxes was $801 million, $1,027 million, and $1,218 million in 2022, 2023, and 2024, respectively.

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

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2022	2023	2024
Net income/(loss) attributable to Ford Motor Company	$(1,981)	$4,347	$5,879

Basic and Diluted Shares
Basic shares (average shares outstanding)	4,014	3,998	3,978
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt (a)	—	43	43
Diluted shares	4,014	4,041	4,021
__________
(a)    In 2022, there were 42 million shares excluded from the calculation of diluted earnings/(loss) per share due to their anti-dilutive effect.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2023
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$2,320	$912	$3,232
U.S. government agencies	2	2,075	625	2,700
Non-U.S. government and agencies	2	699	276	975
Corporate debt	2	1,617	101	1,718
Total marketable securities classified as cash equivalents		6,711	1,914	8,625
Cash, time deposits, and money market funds		7,493	8,744	16,237
Total cash and cash equivalents		$14,204	$10,658	$24,862

Marketable securities
U.S. government	1	$4,467	$207	$4,674
U.S. government agencies	2	1,774	49	1,823
Non-U.S. government and agencies	2	2,096	109	2,205
Corporate debt	2	5,807	268	6,075
Equities	1	23	—	23
Other marketable securities	2	353	156	509
Total marketable securities		$14,520	$789	$15,309

Restricted cash		$111	$137	$248

Cash, cash equivalents, and restricted cash - held-for-sale		$—	$—	$—

		December 31, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,099	$854	$1,953
U.S. government agencies	2	2,529	400	2,929
Non-U.S. government and agencies	2	1,073	370	1,443
Corporate debt	2	659	339	998
Total marketable securities classified as cash equivalents		5,360	1,963	7,323
Cash, time deposits, and money market funds		8,303	7,309	15,612
Total cash and cash equivalents		$13,663	$9,272	$22,935

Marketable securities
U.S. government	1	$3,530	$185	$3,715
U.S. government agencies	2	1,691	—	1,691
Non-U.S. government and agencies	2	2,272	79	2,351
Corporate debt	2	6,676	252	6,928
Equities	1	22	—	22
Other marketable securities	2	516	190	706
Total marketable securities		$14,707	$706	$15,413

Restricted cash		$120	$88	$208

Cash, cash equivalents, and restricted cash - held-for-sale (Note 21)		$47	$—	$47

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2023
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$4,458	$6	$(66)	$4,398	$2,172	$2,216	$10
U.S. government agencies	2,053	4	(62)	1,995	490	1,487	18
Non-U.S. government and agencies	1,948	1	(75)	1,874	587	1,275	12
Corporate debt	7,433	27	(67)	7,393	2,830	4,558	5
Other marketable securities	322	2	(4)	320	—	247	73
Total	$16,214	$40	$(274)	$15,980	$6,079	$9,783	$118

	December 31, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,476	$1	$(27)	$3,450	$282	$3,168	$—
U.S. government agencies	1,755	1	(30)	1,726	697	1,010	19
Non-U.S. government and agencies	2,039	1	(39)	2,001	559	1,429	13
Corporate debt	7,295	35	(21)	7,309	2,272	5,033	4
Other marketable securities	486	3	(1)	488	—	411	77
Total	$15,051	$41	$(118)	$14,974	$3,810	$11,051	$113

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Company excluding Ford Credit
Sales proceeds	$6,207	$3,140	$11,026
Gross realized gains	7	2	17
Gross realized losses	26	37	28

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The present fair values and gross unrealized losses for cash equivalents and marketable securities accounted for as AFS securities that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in millions):

	December 31, 2023
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$619	$(2)	$2,735	$(64)	$3,354	$(66)
U.S. government agencies	283	(1)	1,068	(61)	1,351	(62)
Non-U.S. government and agencies	67	—	1,654	(75)	1,721	(75)
Corporate debt	2,608	(2)	2,192	(65)	4,800	(67)
Other marketable securities	26	—	122	(4)	148	(4)
Total	$3,603	$(5)	$7,771	$(269)	$11,374	$(274)

	December 31, 2024
	Less than 1 Year		1 Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Company excluding Ford Credit
U.S. government	$2,500	$(17)	$431	$(10)	$2,931	$(27)
U.S. government agencies	423	(1)	893	(29)	1,316	(30)
Non-U.S. government and agencies	666	(7)	1,060	(32)	1,726	(39)
Corporate debt	2,366	(10)	568	(11)	2,934	(21)
Other marketable securities	67	—	68	(1)	135	(1)
Total	$6,022	$(35)	$3,020	$(83)	$9,042	$(118)

We determine credit losses on AFS debt securities using the specific identification method. During the years ended December 31, 2022, 2023, and 2024, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported on our consolidated statements of cash flows were as follows (in millions):

	December 31, 2023	December 31, 2024
Cash and cash equivalents	$24,862	$22,935
Restricted cash (a)	248	208
Cash, cash equivalents, and restricted cash - held-for-sale (Note 21)	—	47
Total cash, cash equivalents, and restricted cash	$25,110	$23,190
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers. Dealer financing includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 97% of dealer financing.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Ford Credit finance receivables, net at December 31 were as follows (in millions):

	2023	2024
Consumer
Retail installment contracts, gross	$73,825	$79,459
Finance leases, gross	7,793	8,357
Retail financing, gross	81,618	87,816
Unearned interest supplements	(3,344)	(4,598)
Consumer finance receivables	78,274	83,218
Non-Consumer
Dealer financing	24,683	29,282
Non-Consumer finance receivables	24,683	29,282
Total recorded investment	$102,957	$112,500

Recorded investment in finance receivables	$102,957	$112,500
Allowance for credit losses	(882)	(864)
Total finance receivables, net	$102,075	$111,636

Current portion	$46,425	$51,850
Non-current portion	55,650	59,786
Total finance receivables, net	$102,075	$111,636

Net finance receivables subject to fair value (a)	$94,728	$103,755
Fair value (b)	93,189	103,231
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. Financing revenue from finance leases for the years ended December 31, 2022, 2023, and 2024, was $303 million, $381 million, and $515 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

The amounts contractually due on Ford Credit’s finance leases at December 31 were as follows (in millions):

2024
2025	$1,848
2026	1,658
2027	1,345
2028	868
2029	122
Thereafter	4
Total future cash payments	5,845
Less: Present value discount	478
Finance lease receivables	$5,367

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2023	2024
Finance lease receivables	$4,787	$5,367
Unguaranteed residual assets	2,910	2,883
Initial direct costs	96	107
Finance leases, gross	7,793	8,357
Unearned interest supplements from Ford and affiliated companies	(408)	(437)
Allowance for credit losses	(38)	(39)
Finance leases, net	$7,347	$7,881

At December 31, 2023 and 2024, accrued interest was $294 million and $335 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2023 and 2024 were consumer receivables of $46.0 billion and $47.6 billion, respectively, and non-consumer receivables of $21.3 billion and $24.4 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 23).

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31 - 60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61 - 120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,359	7,385	11,301	20,247	35,163	77,346	98.8
Total	$947	$2,423	$7,552	$11,473	$20,502	$35,377	$78,274	100.0%

Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at December 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31 - 60 days past due	$43	$93	$104	$187	$242	$203	$872	1.0%
61 - 120 days past due	8	20	27	46	70	54	225	0.3
Greater than 120 days past due	7	7	8	11	12	5	50	0.1
Total past due	58	120	139	244	324	262	1,147	1.4
Current	788	3,162	5,458	12,275	24,153	36,235	82,071	98.6
Total	$846	$3,282	$5,597	$12,519	$24,477	$36,497	$83,218	100.0%

Gross charge-offs	$46	$58	$71	$152	$191	$50	$568

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

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total		Total	Percent
Group I	$383	$30	$58	$156	$61	$331	$1,019	$20,419	$21,438	86.9%
Group II	16	—	1	3	2	44	66	2,834	2,900	11.7
Group III	—	—	—	—	1	8	9	292	301	1.2
Group IV	—	1	—	—	—	2	3	41	44	0.2
Total (a)	$399	$31	$59	$159	$64	$385	$1,097	$23,586	$24,683	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

The credit quality analysis of dealer financing receivables at December 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total		Total	Percent
Group I	$270	$63	$97	$47	$217	$245	$939	$25,257	$26,196	89.4%
Group II	13	—	3	1	28	31	76	2,494	2,570	8.8
Group III	—	—	2	—	1	4	7	462	469	1.6
Group IV	—	—	—	—	—	1	1	46	47	0.2
Total (a)	$283	$63	$102	$48	$246	$281	$1,023	$28,259	$29,282	100.0%

Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at December 31, 2024 were $8 million.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The use of interest rate modifications and term extensions helps Ford Credit mitigate financial loss. Term extensions may assist in cases where Ford Credit believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At December 31, 2024, an insignificant portion of Ford Credit's total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

Wholesale Loans. Ford Credit estimates the allowance for credit losses for wholesale loans based on historical loss-to-receivable (“LTR”) ratios, expected future cash flows, and the fair value of collateral. The LTR model is based on the most recent years of history. An LTR ratio is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding allowance for credit losses. The average LTR ratio is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

Dealer Loans. Ford Credit uses a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on industrywide commercial real estate credit losses, adjusted to factor in the historical credit losses for the dealer loans portfolio. The expected credit loss is calculated under different macroeconomic scenarios that are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10.  FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2023
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845
Charge-offs	(401)	(4)	(405)
Recoveries	151	2	153
Provision for credit losses	280	(2)	278
Other (a)	11	—	11
Ending balance	$879	$3	$882

	2024
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882
Charge-offs	(568)	(7)	(575)
Recoveries	160	3	163
Provision for credit losses	412	5	417
Other (a)	(23)	—	(23)
Ending balance	$860	$4	$864
__________
(a)Primarily represents amounts related to foreign currency translation adjustments.

For the year ended December 31, 2024, the allowance for credit losses decreased $18 million, reflecting improvement in the macroeconomic outlook, offset partially by an increase in Ford Credit consumer receivables.

NOTE 11.  INVENTORIES

All inventories are stated at the lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Inventories at December 31 were as follows (in millions):

	2023	2024
Raw materials, work-in-process, and supplies	$6,196	$5,394
Finished products	9,455	9,557
Total inventories	$15,651	$14,951

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

The net investment in operating leases at December 31 was as follows (in millions):

	2023	2024
Company excluding Ford Credit
Vehicles, net of depreciation	$1,052	$1,258
Ford Credit Segment
Vehicles, at cost (a)	24,182	25,424
Accumulated depreciation	(3,850)	(3,735)
Total Ford Credit Segment	20,332	21,689
Total	$21,384	$22,947
__________
(a)Includes Ford Credit’s operating lease assets of $11.2 billion and $13.3 billion at December 31, 2023 and 2024, respectively, that have been included in securitization transactions.  These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay other obligations or the claims of other creditors.

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

	2022	2023	2024
Operating lease depreciation expense	$2,240	$2,309	$2,482

The amounts contractually due on operating leases at December 31, 2024 were as follows (in millions):

	2025	2026	2027	2028	2029	Total
Operating lease payments	$3,774	$2,594	$1,181	$243	$14	$7,806

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

Net property at December 31 was as follows (in millions):

	2023	2024
Land	$367	$360
Buildings and land improvements	12,636	13,912
Machinery, equipment, and other	41,202	40,765
Software	5,423	5,694
Construction in progress	5,308	6,240
Total land, plant and equipment, and other	64,936	66,971
Accumulated depreciation	(33,679)	(33,525)
Net land, plant and equipment, and other	31,257	33,446
Tooling, net of amortization	9,564	8,482
Total	$40,821	$41,928

Property-related expenses, excluding net investment in operating leases, for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Depreciation and other amortization	$2,878	$3,041	$3,067
Tooling amortization	2,556	2,340	2,018
Total (a)	$5,434	$5,381	$5,085

Maintenance and rearrangement	$2,083	$1,909	$1,919
__________
(a)    Includes impairment of held-for-sale long-lived assets.  See Note 21 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

We use the equity method of accounting for our investments in entities over which we do not have control, but over whose operating and financial policies we are able to exercise significant influence.

Our carrying value and ownership percentages of our equity method investments at December 31 were as follows (in millions, except percentages):

	Investment Balance		Ownership Percentage
	2023	2024	2024
BlueOval SK, LLC	$3,254	$4,154	50%
Ford Otomotiv Sanayi Anonim Sirketi	807	1,028	41
Jiangling Motors Corporation, Limited (a)	495	521	32
Changan Ford Automobile Corporation, Limited (b)	225	356	50
AutoAlliance (Thailand) Co., Ltd.	344	339	50
Ionity Holding GmbH & Co. KG	96	114	15
FFS Finance South Africa (Pty) Limited	65	76	50
Other	262	233	Various
Total	$5,548	$6,821
__________
(a)In 2023, Jiangling Motors Corporation, Limited recorded restructuring charges, our share of which was $12 million. These charges are included in Equity in net income/(loss) of affiliated companies.
(b)In 2023 and 2024, Changan Ford Automobile Corporation, Limited recorded long-lived asset and other asset impairment charges as well as restructuring charges, our share of which was $432 million and $16 million, respectively. These charges are included in Equity in net income/(loss) of affiliated companies.

We recorded $452 million, $381 million, and $418 million of dividends from these affiliated companies for the years ended December 31, 2022, 2023, and 2024, respectively.

An aggregate summary of the balance sheets and income statements of our equity method investees, on a standalone basis, as reported by those investees at December 31 is below (in millions). Our investment in each equity method investee is reported in Equity in net assets of affiliated companies, and our proportionate share of each of the entities’ income/(loss) is reported in Equity in net income/(loss) of affiliated companies.

Summarized Balance Sheet	2023	2024
Current assets	$11,223	$11,965
Non-current assets	16,907	22,603
Total assets	$28,130	$34,568

Current liabilities	$11,232	$10,653
Non-current liabilities	6,572	11,635
Total liabilities	$17,804	$22,288

Equity attributable to noncontrolling interests	$61	$113

	For the years ended December 31,
Summarized Income Statement	2022	2023	2024
Total revenue	$27,153	$31,052	$34,025
Income/(Loss) before income taxes (a)	(1,806)	991	1,315
Net income/(loss) (a)	(1,769)	1,207	1,582

Net income/(loss) attributable to noncontrolling interests	(8)	(63)	(37)
__________
(a)    The 2022 results reflect Argo AI’s impairment, partially offset by the net income/(loss) of our other equity method investees.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14.  EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

In the ordinary course of business, we buy/sell various products and services including vehicles, parts, and components to/from our equity method investees. In addition, we receive royalty income.

Transactions with equity method investees reported for the years ended or at December 31 were as follows (in millions):

	For the years ended December 31,
Income Statement	2022	2023	2024
Sales	$4,369	$5,237	$6,049
Purchases	9,670	13,457	16,629
Royalty income	483	329	363

Balance Sheet	2023	2024
Receivables	$1,070	$1,149
Payables	1,766	1,758

Argo AI

In the third quarter of 2022, Ford made the strategic decision to shift our capital spending from L4 technology being developed by Argo AI to advanced L2/L3 systems. We determined that Argo AI no longer had value as a going concern, and as a result, we reassessed the carrying value of our investment as of September 30, 2022. Our valuation assumed an orderly conclusion of operations at Argo AI, in which the cash required to satisfy the remaining obligations would consume all of Argo AI’s remaining capital. In addition, we assessed whether Argo AI’s technology components had value in isolation, and we concluded that the cost to integrate into anticipated technology ecosystems would be prohibitive. Accordingly, we recorded a $2.7 billion pre-tax impairment in the third quarter of 2022. The non-cash charge was reported in Equity in net income/(loss) of affiliated companies.

In the fourth quarter of 2022, Ford and Volkswagen AG, who held equal interests that together comprised a majority ownership of Argo AI, initiated the process of exiting the joint development of highly automated driving technology (L4) through Argo AI. Argo AI concluded winding down its operations and was dissolved in 2024.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15.  OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2023	2024
Current
Dealer and dealers’ customer allowances and claims	$12,910	$14,140
Deferred revenue	2,515	3,331
Employee benefit plans	2,282	2,457
Accrued interest	1,224	1,346
Operating lease liabilities	481	558
OPEB	331	335
Pension	205	215
Other (a)	5,922	5,400
Total current other liabilities and deferred revenue	$25,870	$27,782

Non-current
Dealer and dealers’ customer allowances and claims	$7,506	$9,836
Deferred revenue	5,051	4,910
Pension	6,383	4,470
OPEB	4,365	4,080
Operating lease liabilities	1,395	1,782
Employee benefit plans	837	806
Other (a)	2,877	2,948
Total non-current other liabilities and deferred revenue	$28,414	$28,832
__________
(a)    Includes current derivative liabilities of $1.0 billion at both December 31, 2023 and 2024. Includes non-current derivative liabilities of $1.3 billion and $0.9 billion at December 31, 2023 and 2024, respectively (see Note 19).

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

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets (where applicable) as of the beginning of each year. We have elected to use a fair value of plan assets to calculate the expected return on assets in net periodic benefit cost. The funded status of the benefit plans, which represents the difference between the benefit obligation and fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Actuarial gains and losses resulting from plan remeasurement are recognized in net periodic benefit cost in the period of the remeasurement. The impact of a retroactive plan amendment is recorded in Accumulated other comprehensive income/(loss) and is amortized as a component of net periodic cost, generally over the remaining service period of the active employees. The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

A curtailment results from an event that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to a benefit terminate their employment or when a plan suspension or amendment that results in a curtailment gain is adopted. A curtailment loss is recorded when it becomes probable a curtailment loss will occur. We recognize settlement expense when the costs associated with all settlements during the year exceed the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in Other income/(loss), net.

Defined Benefit Pension Plans.  We have defined benefit pension plans covering hourly and salaried employees in the United States, Canada, the United Kingdom, Germany, and other locations. The largest portion of our worldwide obligation is associated with our U.S. plans. Virtually all of our worldwide defined benefit plans are closed to new participants.

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

Defined Contribution and Savings Plans. We also have defined contribution and savings plans for hourly and salaried employees in the United States and other locations. Company contributions to these plans, if any, are made from general Company cash and are expensed as incurred. The expense for our worldwide defined contribution and savings plans was $478 million, $546 million, and $699 million for the years ended December 31, 2022, 2023, and 2024, respectively. This includes the expense for Company-matching contributions to our primary employee savings plan in the United States of $152 million, $155 million, and $177 million for the years ended December 31, 2022, 2023, and 2024, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  RETIREMENT BENEFITS (Continued)

Defined Benefit Plans – Expense and Status

The assumptions used to determine benefit obligation and net periodic benefit cost/(income) were as follows:

	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Weighted Average Assumptions at December 31
Discount rate	5.17%	3.98%	5.10%	5.65%	4.51%	5.46%
Average rate of increase in compensation	4.05	3.54	3.98	3.80	3.52	3.80
Weighted Average Assumptions Used to Determine Net Benefit Cost for the Year Ended December 31
Discount rate - Service cost	5.60%	4.29%	5.65%	5.25%	3.92%	5.28%
Effective interest rate on benefit obligation	5.39	4.45	5.36	5.02	4.01	5.02
Expected long-term rate of return on assets	6.25	4.13	—	5.93	4.53	—
Average rate of increase in compensation	3.70	3.42	3.65	4.05	3.54	3.98

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the years ended December 31 was as follows (in millions):

	2022			2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$500	$416	$42	$292	$245	$21	$288	$248	$24
Interest cost	1,054	504	146	1,641	965	231	1,581	938	226
Expected return on assets	(2,569)	(1,006)	—	(1,897)	(890)	—	(1,817)	(1,019)	—
Amortization of prior service costs/(credits)	2	22	(3)	—	22	3	92	25	10
Net remeasurement (gain)/loss	1,720	(436)	(1,314)	841	932	286	444	(1,019)	(112)
Separation costs/other	46	63	—	20	261	1	22	111	—
Settlements and curtailments	438	(2)	(1)	69	9	—	129	(22)	—
Net periodic benefit cost/(income)	$1,191	$(439)	$(1,130)	$966	$1,544	$542	$739	$(738)	$148

In 2022, we recognized an expense of $544 million related to separation programs, settlements, and curtailments, which included $438 million of settlement losses related to a U.S. pension plan and separation and curtailment expenses of $57 million for non-U.S. pension plans related to ongoing restructuring programs.

In 2023, we recognized an expense of $360 million related to separation programs, settlements, and curtailments, which included $71 million of settlement losses related to a U.S. pension plans and separation and curtailment expenses of $268 million for non-U.S. pension plans related to ongoing restructuring programs.

In 2024, we recognized an expense of $240 million related to separation programs, settlements, and curtailments, which included $129 million of settlement and curtailment losses related to U.S. pension plans and separation and curtailment expenses of $89 million for non-U.S. pension plans related to ongoing restructuring programs.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (in millions):

	2023			2024
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Change in Benefit Obligation
Benefit obligation at January 1	$32,867	$21,605	$4,459	$32,676	$24,004	$4,696
Service cost	292	245	21	288	248	24
Interest cost	1,641	965	231	1,581	938	226
Amendments (a)	581	46	32	—	—	—
Separation costs/other	(18)	255	—	(19)	103	—
Curtailments	—	6	—	87	(22)	—
Settlements (b)	(1,479)	(21)	—	(8)	(6)	—
Plan participant contributions	16	11	—	15	9	—
Benefits paid	(2,417)	(1,257)	(359)	(2,706)	(1,416)	(324)
Foreign exchange translation	—	960	26	—	(989)	(95)
Actuarial (gain)/loss	1,193	1,189	286	(1,359)	(1,624)	(112)
Benefit obligation at December 31	32,676	24,004	4,696	30,555	21,245	4,415
Change in Plan Assets
Fair value of plan assets at January 1	32,922	21,344	—	31,423	22,958	—
Actual return on plan assets	2,180	1,145	—	13	414	—
Company contributions	238	756	—	808	685	—
Plan participant contributions	16	11	—	15	9	—
Benefits paid	(2,417)	(1,257)	—	(2,706)	(1,416)	—
Settlements (b)	(1,479)	(21)	—	(8)	(6)	—
Foreign exchange translation	—	990	—	—	(880)	—
Other	(37)	(10)	—	(43)	(13)	—
Fair value of plan assets at December 31	31,423	22,958	—	29,502	21,751	—
Funded status at December 31	$(1,253)	$(1,046)	$(4,696)	$(1,053)	$506	$(4,415)

Amounts Recognized on the Balance Sheets
Prepaid assets	$1,229	$3,060	$—	$983	$3,155	$—
Other liabilities	(2,482)	(4,106)	(4,696)	(2,036)	(2,649)	(4,415)
Total	$(1,253)	$(1,046)	$(4,696)	$(1,053)	$506	$(4,415)
Amounts Recognized in Accumulated Other Comprehensive Loss (pre-tax)
Unamortized prior service costs/(credits)	$581	$161	$55	$449	$132	$42

Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$14,045	$9,135		$1,641	$2,793
Fair value of plan assets	12,154	5,587		85	500

Accumulated Benefit Obligation at December 31	$32,086	$22,661		$30,070	$20,209

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$14,636	$9,991		$13,696	$8,813
Fair value of plan assets	12,154	5,885		11,660	6,164

Projected Benefit Obligation at December 31	$32,676	$24,004		$30,555	$21,245
__________
(a)    Reflects benefit enhancements included in the collective bargaining agreements with the UAW and Unifor ratified in 2023.
(b)    For U.S. plans, 2023 primarily reflects salaried lump sum retirement payments.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  RETIREMENT BENEFITS (Continued)

The actuarial (gain)/loss for our pension benefit obligations in 2023 and 2024 was primarily related to changes in discount rates.

Pension Plan Contributions

Our policy for funded pension plans is to contribute annually, at a minimum, amounts required by applicable laws and regulations. We may make contributions beyond those legally required.

In 2024, we contributed $1,073 million to our global funded pension plans and made $420 million of benefit payments to participants in unfunded plans. During 2025, we expect to contribute about $800 million of cash to our global funded pension plans. We also expect to make about $450 million of benefit payments to participants in unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2025.

Expected Future Benefit Payments

The expected future benefit payments at December 31, 2024 were as follows (in millions):

	Benefit Payments
	Pension		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide
2025	$2,685	$1,365	$345
2026	2,650	1,275	340
2027	2,605	1,290	335
2028	2,575	1,295	335
2029	2,575	1,310	330
2030-2034	12,180	6,575	1,590

Pension Plan Asset Information

Investment Objectives and Strategies. Our investment objectives for the U.S. plans are to minimize the volatility of the value of our U.S. pension assets relative to U.S. pension obligations and to ensure assets are sufficient to pay plan benefits. Our largest non-U.S. plans (e.g., the United Kingdom and Canada) have similar investment objectives to the U.S. plans.

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

Significant Concentrations of Risk.  Significant concentrations of risk in our plan assets relate to interest rates, growth assets, and operating risks.  In order to minimize asset volatility relative to the obligations, the majority of plan assets are allocated to fixed income investments, which are exposed to interest rate risk.  Rate increases generally will result in a decline in the value of fixed income assets, while reducing the present value of the obligations. Conversely, rate decreases generally will increase the value of fixed income assets, offsetting the related increase in the obligations.

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

At year-end 2024, Ford securities comprised less than 1% of our plan assets.

Expected Long-Term Rate of Return on Assets.  The long-term return assumption at year-end 2024, which will be used to determine the 2025 expected return on assets, is 6.37% for the U.S. plans, 5.29% for the U.K. plans, and 5.00% for the Canadian plans, and averages 5.23% for all non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers inputs from advisors for long-term capital market returns adjusted for specific aspects of our investment strategy by plan.  Historical returns also are considered where appropriate. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences.

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
(b)Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits, offset by repurchase agreements valued at $(2.7) billion in U.S. plans and $(1.8) billion in non-U.S. plans.
(c)For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, $3.0 billion of insurance contracts, primarily the Ford-Werke plan, and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  RETIREMENT BENEFITS (Continued)

The fair value of our defined benefit pension plan assets (including dividends and interest receivables of $236 million and $65 million for U.S. and non-U.S. plans, respectively) by asset category at December 31 was as follows (in millions):

	2024
	U.S. Plans					Non-U.S. Plans
	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Asset Category
Equity
U.S. companies	$1,035	$2	$2	$—	$1,039	$1,719	$25	$—	$—	$1,744
International companies	490	38	6	—	534	1,080	47	1	—	1,128
Total equity	1,525	40	8	—	1,573	2,799	72	1	—	2,872
Fixed Income
U.S. government and agencies	7,106	1,079	—	—	8,185	4	26	—	—	30
Non-U.S. government	1	607	—	—	608	1,360	10,698	6	—	12,064
Corporate bonds	—	15,079	21	—	15,100	—	1,667	56	—	1,723
Mortgage/other asset-backed	—	433	—	—	433	—	291	13	—	304
Commingled funds	—	—	—	—	—	30	186	—	—	216
Derivative financial instruments, net	(6)	(57)	—	—	(63)	(1)	(20)	51	—	30
Total fixed income	7,101	17,141	21	—	24,263	1,393	12,848	126	—	14,367
Alternatives
Hedge funds	—	—	—	3,732	3,732	—	—	—	779	779
Private equity	—	—	—	845	845	—	—	—	370	370
Real estate	—	—	—	1,298	1,298	—	—	—	370	370
Total alternatives	—	—	—	5,875	5,875	—	—	—	1,519	1,519
Cash, cash equivalents, and repurchase agreements (b)	(1,656)	—	—	—	(1,656)	(197)	—	—	—	(197)
Other (c)	(553)	—	—	—	(553)	(248)	—	3,438	—	3,190
Total assets at fair value	$6,417	$17,181	$29	$5,875	$29,502	$3,747	$12,920	$3,565	$1,519	$21,751
__________
(a)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Primarily short-term investment funds to provide liquidity to plan investment managers and cash held to pay benefits, offset by repurchase agreements valued at $(2.6) billion in U.S. plans and $(0.7) billion in non-U.S. plans.
(c)For U.S. plans, amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales). For non-U.S plans, $2.7 billion of insurance contracts, primarily the Ford-Werke plan, and amounts related to net pending security (purchases)/sales and net pending foreign currency purchases/(sales).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16.  RETIREMENT BENEFITS (Continued)

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2023
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
U.S. Plans	$9	$(6)	$—	$9	$9	$21
Non-U.S. Plans (a)	3,809	44	(8)	410	(117)	4,138

	2024
		Return on plan assets
	Fair Value at January 1	Attributable to Assets Held at December 31	Attributable to Assets Sold	Net Purchases/ (Settlements)	Transfers Into/(Out of) Level 3	Fair Value at December 31
U.S. Plans	$21	$—	$3	$4	$1	$29
Non-U.S. Plans (a)	4,138	(387)	(16)	(2)	(168)	3,565
__________
(a)Includes insurance contracts, primarily the Ford-Werke plan, valued at $3.0 billion and $2.7 billion at year-end 2023 and 2024, respectively.

NOTE 17. LEASE COMMITMENTS

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

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased (“right-of-use”) assets in finance lease arrangements are reported in Net property on our consolidated balance sheets. Otherwise, the leases are classified as operating leases and reported in Other assets in the non-current assets section of our consolidated balance sheets. We also recognize in Net property “build-to-suit” arrangements during the construction period where we are involved in the construction or design of the asset and are considered the accounting owner. We do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. These lease payments are amortized to expense on a straight-line basis over the lease term. We have also entered into manufacturing contracts where Ford’s portion of the output is expected to be significant. As a result, there are embedded leases, and related liabilities, that are reported as part of our financial statements, typically upon commencement of production.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. LEASE COMMITMENTS (Continued)

Lease right-of-use assets and liabilities at December 31 were as follows (in millions):

	2023	2024
Operating leases
Other assets, non-current	$1,833	$2,308

Other liabilities and deferred revenue, current	$481	$558
Other liabilities and deferred revenue, non-current	1,395	1,782
Total operating lease liabilities	$1,876	$2,340

Finance leases
Property and equipment, gross	$897	$1,150
Accumulated depreciation	(114)	(162)
Property and equipment, net	$783	$988

Company excluding Ford Credit debt payable within one year	$32	$94
Company excluding Ford Credit long-term debt	606	711
Total finance lease liabilities	$638	$805

The amounts contractually due on our lease liabilities as of December 31, 2024 were as follows (in millions):

	Operating Leases (a)	Finance Leases
2025	$651	$134
2026	551	126
2027	436	109
2028	312	90
2029	205	88
Thereafter	508	510
Total	2,663	1,057
Less: Present value discount	323	252
Total lease liabilities	$2,340	$805
__________
(a)    Excludes approximately $707 million in future lease payments for various leases commencing in future periods.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. LEASE COMMITMENTS (Continued)

Supplemental cash flow information related to leases for the years ended December 31 was as follows (in millions):

	2022	2023	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$459	$581	$663
Operating cash flows from finance leases	22	32	39
Financing cash flows from finance leases	83	91	110
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$528	$889	$1,051
Finance leases	95	165	286

The components of lease expense for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Operating lease expense	$463	$580	$650
Variable lease expense	62	109	167
Sublease income	(15)	(18)	(18)
Finance lease expense
Amortization of right-of-use assets	60	64	80
Interest on lease liabilities	22	32	39
Total lease expense	$592	$767	$918

The weighted-average remaining lease term and weighted-average discount rate at December 31 were as follows:

	2022	2023	2024
Weighted-average remaining lease term (in years)
Operating leases	5.5	5.4	5.7
Finance leases	12.2	11.9	10.8
Weighted-average discount rate
Operating leases	3.7%	4.7%	4.5%
Finance leases	3.9	5.3	4.8
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18.  DEBT AND COMMITMENTS (Continued)

The carrying value of Company debt excluding Ford Credit and Ford Credit debt at December 31 was as follows (in millions):

			Interest Rates
			Average Contractual				Average Effective (a)
Company excluding Ford Credit	2023	2024	2023		2024		2023		2024
Debt payable within one year
Short-term	$362	$632	3.2%		4.0%		3.2%		4.0%
Long-term payable within one year
U.K. Export Finance Program	—	784
Public unsecured debt securities	—	176
Other debt (including finance leases)	117	176
Unamortized (discount)/premium	(2)	(11)
Unamortized issuance costs	—	(1)
Total debt payable within one year	477	1,756
Long-term debt payable after one year
Public unsecured debt securities	14,935	14,759
Convertible notes	2,300	2,300
U.K. Export Finance Program	1,749	940
Other debt (including finance leases)	811	1,160
Unamortized (discount)/premium	(155)	(109)
Unamortized issuance costs	(173)	(152)
Total long-term debt payable after one year	19,467	18,898	5.1%	(b)	5.1%	(b)	5.3%	(b)	5.3%	(b)
Total Company excluding Ford Credit	$19,944	$20,654

Fair value of Company debt excluding Ford Credit (c)	$19,775	$20,178

Ford Credit
Debt payable within one year
Short-term	$18,658	$17,413	5.3%		4.7%		5.3%		4.7%
Long-term payable within one year
Unsecured debt	11,755	12,871
Asset-backed debt	18,851	23,050
Unamortized (discount)/premium	(1)	2
Unamortized issuance costs	(13)	(18)
Fair value adjustments (d)	(58)	(125)
Total debt payable within one year	49,192	53,193
Long-term debt payable after one year
Unsecured debt	45,435	49,607
Asset-backed debt	36,074	36,224
Unamortized (discount)/premium	10	(20)
Unamortized issuance costs	(224)	(217)
Fair value adjustments (d)	(1,200)	(919)
Total long-term debt payable after one year	80,095	84,675	4.7%	(b)	4.8%	(b)	4.7%	(b)	4.8%	(b)
Total Ford Credit	$129,287	$137,868

Fair value of Ford Credit debt (c)	$130,533	$140,046
__________
(a)Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance costs.
(b)Includes interest on long-term debt payable within one year and after one year.
(c)At December 31, 2023 and 2024, the fair value of debt includes $362 million and $632 million of Company excluding Ford Credit short-term debt, respectively, and $15.5 billion and $16.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(450) million at December 31, 2023 and 2024, respectively. The carrying value of hedged debt was $38.7 billion and $41.1 billion at December 31, 2023 and 2024, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18.  DEBT AND COMMITMENTS (Continued)

Cash paid for interest was $1.2 billion, $1.3 billion, and $1.1 billion in 2022, 2023, and 2024, respectively, on Company excluding Ford Credit debt. Cash paid for interest was $3.2 billion, $5.8 billion, and $7.0 billion in 2022, 2023, and 2024, respectively, on Ford Credit debt.

Maturities

Debt maturities at December 31, 2024 were as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Adjustments	Total Debt Maturities
Company excluding Ford Credit
Public unsecured debt securities	$176	$3,972	$—	$550	$202	$12,335	$(217)	$17,018
Short-term and other debt	1,592	135	1,049	94	96	726	(56)	3,636
Total	$1,768	$4,107	$1,049	$644	$298	$13,061	$(273)	$20,654

Ford Credit
Unsecured debt	$29,084	$12,879	$11,467	$6,786	$6,414	$12,061	$(1,235)	$77,456
Asset-backed debt	24,250	19,491	8,759	5,358	2,616	—	(62)	60,412
Total	$53,334	$32,370	$20,226	$12,144	$9,030	$12,061	$(1,297)	$137,868

Company Excluding Ford Credit Segment

Public Unsecured Debt Securities

Our public unsecured debt securities outstanding at December 31 were as follows (in millions):

	Aggregate Principal Amount Outstanding
Title of Security	2023	2024
7 1/8% Debentures due November 15, 2025	$176	$176
0.00% Notes due March 15, 2026	2,300	2,300
7 1/2% Debentures due August 1, 2026	172	172
4.346% Notes due December 8, 2026	1,500	1,500
6 5/8% Debentures due February 15, 2028	104	104
6 5/8% Debentures due October 1, 2028 (a)	446	446
6 3/8% Debentures due February 1, 2029 (a)	202	202
9.30% Notes due March 1, 2030	294	294
9.625% Notes due April 22, 2030	432	432
7.45% GLOBLS due July 16, 2031 (a)	1,070	1,070
8.900% Debentures due January 15, 2032	108	108
3.25% Notes due February 12, 2032	2,500	2,500
9.95% Debentures due February 15, 2032	4	4
6.10% Notes due August 19, 2032	1,750	1,750
4.75% Notes due January 15, 2043	2,000	2,000
7.75% Debentures due June 15, 2043	73	73
7.40% Debentures due November 1, 2046	398	398
5.291% Notes due December 8, 2046	1,300	1,300
9.980% Debentures due February 15, 2047	114	114
6.20% Notes due June 1, 2059	750	750
6.00% Notes due December 1, 2059	800	800
6.50% Notes due August 15, 2062	600	600
7.70% Debentures due May 15, 2097	142	142
Total public unsecured debt securities	$17,235	$17,235
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

Each $1,000 principal amount of the notes will be convertible into 70.1724 shares of our Common Stock, which is equivalent to a conversion price of approximately $14.25 per share, subject to adjustment upon the occurrence of specified events. The notes are convertible, at the option of the noteholders, on or after December 15, 2025. Prior to December 15, 2025, the notes are convertible only under the following circumstances:

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

Beginning on or after March 20, 2024, we may redeem all or any portion of the notes for cash equal to 100% of the principal amount of the notes being redeemed if the last reported sale price of our Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

If we undergo a fundamental change (e.g., change of control), subject to certain conditions, holders of the notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the notes to convert were not met in 2023 or 2024.

The notes were issued at par and fees associated with the issuance of these notes are amortized to Interest expense on Company debt excluding Ford Credit over the contractual term of the notes. Amortization of issuance costs was $7 million in 2022, 2023, and 2024. The effective interest rate of the notes is 0.3%.

The total estimated fair value of the notes as of December 31, 2023 and 2024 was approximately $2.3 billion and $2.2 billion, respectively. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The notes did not have an impact on our full year 2023 or 2024 diluted EPS.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18.  DEBT AND COMMITMENTS (Continued)

U.K. Export Finance Program

In 2020 and 2022, Ford Motor Company Limited (“Ford of Britain”), our operating subsidiary in the United Kingdom, entered into, and drew in full, £625 million and £750 million term loan credit facilities, respectively, with a syndicate of banks to support Ford of Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided £500 million and £600 million guarantees of the credit facilities, respectively, under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facilities to the lenders. As of December 31, 2024, the full £1,375 million under the two credit facilities remained outstanding. These five-year, non-amortizing loans mature on June 30, 2025 and June 30, 2027.

Company Excluding Ford Credit Facilities

Total Company committed credit lines, excluding Ford Credit, at December 31, 2024 were $20.0 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $2.0 billion of local credit facilities. At December 31, 2024, $1.7 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, and 364-day credit facilities was available.

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

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. Prior to 2024, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions; Ford outperformed all three of the sustainability-linked metrics for the most recent performance period.

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

Ford Credit Segment

Asset-Backed Debt

At December 31, 2024, the carrying value of our asset-backed debt was $60.4 billion. This secured debt is issued by Ford Credit and includes asset-backed securities used to fund operations and maintain liquidity. Assets securing the related debt issued as part of all our securitization transactions are included in our consolidated results and are based upon the legal transfer of the underlying assets in order to reflect legal ownership and the beneficial ownership of the debt holder. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have such recourse to us, except for the customary representation and warranty provisions or when we are counterparty to certain derivative transactions of the special purpose entities (“SPEs”). In addition, the cash flows generated by the assets are restricted only to pay such liabilities; Ford Credit retains the right to residual cash flows. See Note 23 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18.  DEBT AND COMMITMENTS (Continued)

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a SPE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the SPE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below required levels. The balance of cash related to these contributions was $0 at both December 31, 2023 and 2024 and ranged from $0 to $41 million during 2023 and was $0 during 2024.

SPEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through derivative transactions with the SPEs. Derivative income/(expense) related to the derivative transactions that support Ford Credit’s securitization programs were $466 million, $39 million, and $56 million for the years ended December 31, 2022, 2023, and 2024, respectively. See Note 19 for additional information regarding the accounting for derivatives.

Interest expense on securitization debt was $1.3 billion, $2.5 billion, and 2.8 billion in 2022, 2023, and 2024, respectively.

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated financial statements at December 31 were as follows (in billions):

	2023	2024
Assets
Cash and cash equivalents	$2.7	$3.0
Finance receivables, net	66.8	71.6
Net investment in operating leases	11.2	13.3

Liabilities
Debt (a)	$58.0	$60.4
__________
(a)Debt is net of unamortized discount and issuance costs.

Committed Credit Facilities

At December 31, 2024, Ford Credit’s committed capacity totaled $44.6 billion, compared with $45.3 billion at December 31, 2023.  Ford Credit’s committed capacity is primarily comprised of committed asset-backed security facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

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

Fair Value Hedges. Our Ford Credit segment uses derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate and cross-currency interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate and foreign exchange. We report the change in fair value of the hedged debt related to the change in benchmark interest rate in Ford Credit debt and Ford Credit interest, operating, and other expenses. We report the change in fair value of the hedged debt related to foreign currency in Ford Credit debt and Other income/(loss), net. Net interest settlements and accruals and fair value changes on hedging instruments due to the benchmark interest rate change are reported in Ford Credit interest, operating, and other expenses. We report the change in fair value of the hedging instrument related to foreign currency in Other income/(loss), net. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our consolidated statements of cash flows.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Cash flow hedges
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(213)	$145	$46
Commodity contracts (b)	133	(62)	(38)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(45)	(507)	(361)
Fair value changes on hedging instruments	(1,875)	196	(220)
Fair value changes on hedged debt	1,893	(260)	182
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(27)	(79)	(133)
Fair value changes on hedging instruments	(111)	96	(134)
Fair value changes on hedged debt	113	(96)	108
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(3)	(38)	384
Cross-currency interest rate swap contracts	(780)	127	(272)
Interest rate contracts	390	37	(85)
Commodity contracts	(51)	(49)	(48)
Total	$(576)	$(490)	$(571)
__________
(a)For 2022, 2023, and 2024, a $448 million gain, a $482 million loss, and an $808 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For 2022, 2023, and 2024, a $102 million loss, a $37 million loss, and a $5 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For 2022, 2023, and 2024, a $53 million loss, a $3 million loss, and a $116 million gain, respectively, were reported in Cost of sales and a $50 million gain, a $35 million loss, and a $268 million gain were reported in Other income/(loss), net, respectively.

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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2023			2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$19,530	$69	$385	$20,027	$578	$123
Commodity contracts	983	23	36	959	22	13
Fair value hedges
Interest rate contracts	12,119	106	633	16,194	66	645
Cross-currency interest rate swap contracts	2,078	69	104	3,802	9	139
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	22,802	201	261	20,799	301	192
Cross-currency interest rate swap contracts	7,100	119	252	5,455	133	246
Interest rate contracts	73,134	465	1,036	76,977	305	845
Commodity contracts	1,051	35	31	944	14	31
Total derivative financial instruments, gross (a) (b)	$138,797	$1,087	$2,738	$145,157	$1,428	$2,234

Current portion		$493	$1,464		$869	$1,311
Non-current portion		594	1,274		559	923
Total derivative financial instruments, gross		$1,087	$2,738		$1,428	$2,234
__________
(a)At December 31, 2023 and 2024, we held collateral of $40 million and $27 million, respectively, and we posted collateral of $185 million and $127 million, respectively.
(b)At December 31, 2023 and 2024, the fair value of assets and liabilities available for counterparty netting was $815 million and $780 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Company Excluding Ford Credit

Employee separation actions and exit and disposal activities include employee separation costs, facility and other asset-related charges (e.g., impairment, accelerated depreciation), dealer and supplier payments, other statutory and contractual obligations, and other expenses, which are recorded in Cost of sales and Selling, administrative, and other expenses. Below are actions we have initiated:

•Brazil. Exited manufacturing operations in 2021 resulting in the closure of facilities in Camaçari, Taubaté, and Troller. Sales of the Taubaté and Camaçari plants were completed in 2023
•India. Ceased vehicle manufacturing in Sanand in the fourth quarter of 2021 and ceased manufacturing in Chennai in the third quarter of 2022. A sale of the Sanand vehicle assembly and powertrain plants was completed in the first quarter of 2023 (See Note 21)
•Spain. Ceased production of the Mondeo at the Valencia plant in the first quarter of 2022
•China. Ceased development of certain product programs in 2023
•Germany. Production of the Focus will cease at our Saarlouis Body and Assembly Plant in 2025. Our plan is to repurpose the facility into a technology center, retaining 1,000 positions

In addition, we are continuing to reduce our global workforce and take other restructuring actions, including the separation of salaried workers as announced during 2023 and 2024 and separation packages offered to certain members of our hourly workforce during 2024.

The following table summarizes the activities for the years ended December 31, which are recorded in Other liabilities and deferred revenue (in millions):

	2023	2024
Beginning balance	$588	$1,086
Changes in accruals (a)	1,600	973
Payments	(1,030)	(871)
Foreign currency translation and other	(72)	(90)
Ending balance	$1,086	$1,098
__________
(a)    Excludes pension costs of $268 million and $218 million in 2023 and 2024, respectively.

We recorded costs of $1.9 billion and $1.2 billion in 2023 and 2024, respectively, related to the initiated actions above. We estimate that we will incur about $500 million in total charges in 2025 related to such actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible when considering the capital allocation required for those businesses.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. ACQUISITIONS AND DIVESTITURES

Company Excluding Ford Credit

Ford Sales and Service Korea Company (“FSSK”). In the first quarter of 2024, we entered into an agreement to sell 100% of our equity interest in FSSK, and the entity was classified as held for sale. We determined the assets held for sale were not impaired. However, as of December 31, 2024, FSSK no longer met the held-for-sale criteria as that sale transaction did not close and is no longer probable of occurring. Accordingly, FSSK’s assets and liabilities were reclassified and reported as held and used as of December 31, 2024. As the assets previously held for sale were not impaired, no adjustments were required as a result of the reclassification to held and used.

Ford Motor Company A/S (“Denmark”). In the third quarter of 2024, we entered into an agreement to sell 100% of our equity interest in Denmark. The entity was classified as held for sale in the fourth quarter of 2024 once all criteria were met. Accordingly, as of December 31, 2024, we reported $52 million of held-for-sale assets, including $47 million of cash, and $33 million of held-for-sale liabilities in Other assets and Other liabilities, respectively. We determined the assets held for sale were not impaired. On January 2, 2025, we completed the sale of Denmark. The consideration received approximated the carrying value of Denmark at the time of sale.

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

In the first quarter of 2023, we completed the sale of the plants to Tata. Ford continues to operate the powertrain facility by leasing back the associated land and building. As a result of the sale transaction, we derecognized the fixed assets and recognized the powertrain facility operating lease right-of-use asset and related lease liability in the first quarter of 2023. The fair value of the cash consideration received approximated the carrying value of the fixed assets at the time of sale.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Foreign currency translation
Beginning balance	$(5,487)	$(6,416)	$(5,443)
Gains/(Losses) on foreign currency translation	(1,199)	967	(1,336)
Less: Tax/(Tax benefit) (a)	(2)	(10)	77
Net gains/(losses) on foreign currency translation	(1,197)	977	(1,413)
(Gains)/Losses reclassified from AOCI to net income	268	(4)	(43)
Other comprehensive income/(loss), net of tax (b)	(929)	973	(1,456)
Ending balance	$(6,416)	$(5,443)	$(6,899)

Marketable securities
Beginning balance	$(19)	$(442)	$(170)
Gains/(Losses) on available for sale securities	(576)	326	146
Less: Tax/(Tax benefit)	(139)	80	34
Net gains/(losses) on available for sale securities	(437)	246	112
(Gains)/Losses reclassified from AOCI to net income	19	35	11
Less: Tax/(Tax benefit)	5	9	3
Net (gains)/losses reclassified from AOCI to net income (c)	14	26	8
Other comprehensive income/(loss), net of tax	(423)	272	120
Ending balance	$(442)	$(170)	$(50)

Derivative instruments
Beginning balance	$(193)	$129	$(331)
Gains/(Losses) on derivative instruments	346	(519)	803
Less: Tax/(Tax benefit)	83	(126)	188
Net gains/(losses) on derivative instruments	263	(393)	615
(Gains)/Losses reclassified from AOCI to net income	80	(83)	(8)
Less: Tax/(Tax benefit)	21	(16)	(1)
Net (gains)/losses reclassified from AOCI to net income (d)	59	(67)	(7)
Other comprehensive income/(loss), net of tax	322	(460)	608
Ending balance	$129	$(331)	$277

Pension and other postretirement benefits
Beginning balance	$(2,640)	$(2,610)	$(3,098)
Prior service (costs)/credits arising during the period (e)	—	(659)	—
Less: Tax/(Tax benefit)	—	(157)	—
Net prior service (costs)/credits arising during the period	—	(502)	—
Amortization and recognition of prior service costs/(credits) (f)	21	25	167
Less: Tax/(Tax benefit)	4	6	40
Net prior service costs/(credits) reclassified from AOCI to net income	17	19	127
Translation impact on non-U.S. plans	13	(5)	4
Other comprehensive income/(loss), net of tax	30	(488)	131
Ending balance	$(2,610)	$(3,098)	$(2,967)

Total AOCI ending balance at December 31	$(9,339)	$(9,042)	$(9,639)
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
(b)Excludes a loss of $4 million, a gain of $1 million, and a loss of $1 million related to noncontrolling interests in 2022, 2023, and 2024, respectively.
(c)Reclassified to Other income/(loss), net.
(d)Reclassified to Cost of sales. During the next twelve months we expect to reclassify existing net gains on cash flow hedges of $281 million. See Note 19 for additional information.
(e)Reflects benefit enhancements included in the collective bargaining agreements with the UAW and Unifor ratified in 2023.
(f)Amortization and recognition of prior service costs/(credits) is included in the computation of net periodic pension cost/(income). See Note 16 for additional information.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23.  VARIABLE INTEREST ENTITIES

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

VIEs of Which We are Not the Primary Beneficiary

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $3.7 billion and $9.3 billion at December 31, 2023 and 2024, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $125 million and $4.9 billion at December 31, 2023 and 2024, respectively, related to certain obligations of our VIEs, and is also included in Note 24.

In July 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that is building and will operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the United States Department of Energy (“DOE”) of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford has agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After its initial draw on the BOSK DOE Loan, BOSK distributed $1.4 billion to Ford as a return of capital. As of December 31, 2024, Ford has recognized contributions (net of returns of capital) to BOSK of $4.1 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

In January 2025, BOSK distributed an additional $1.7 billion to Ford as a return of capital, resulting in recognized contributions (net of returns of capital) to BOSK of $2.4 billion of its agreed capital contribution of up to $6.6 billion through 2026.

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

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $535 million and $5,336 million at December 31, 2023 and 2024, respectively. See Note 23 for additional information. The carrying value of recorded liabilities related to financial guarantees was $59 million and $144 million at December 31, 2023 and 2024, respectively.

Our financial guarantees consist of debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2040, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee.

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2023 and 2024.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and regulatory matters, for which we estimate the aggregate risk to be a range of up to about $0.4 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the years ended December 31 was as follows (in millions):

	2023	2024
Beginning balance	$9,193	$11,504
Payments made during the period	(4,779)	(5,831)
Changes in accrual related to warranties issued during the period	4,743	6,294
Changes in accrual related to pre-existing warranties	2,648	2,690
Foreign currency translation and other	(301)	(625)
Ending balance	$11,504	$14,032

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. In addition, our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.8 billion in the aggregate.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25.  SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (“CODM”), our President and Chief Executive Officer, evaluates the operating results and performance of the Company. Accordingly, for 2024, we analyze the results of our business through the following reportable segments: Ford Blue, Ford Model e, Ford Pro, Ford Next, and Ford Credit.

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

CODM Evaluation of the Business

When we report segment earnings before interest and taxes (“Segment EBIT”) for each of the Ford Blue, Ford Model e, Ford Pro, and Ford Next segments, it consists of the earnings for the particular segment and does not include interest and taxes. Ford Credit segment earnings include interest and exclude taxes (“Segment EBT”). Each segment’s EBIT/EBT also excludes the results reported in Corporate Other and Special Items. For the Ford Blue, Ford Model e, and Ford Pro segments, our CODM reviews Segment EBIT and Segment EBIT margin, as well as market share, revenue, and wholesale volume to evaluate performance and allocate resources, predominately in the budgeting, planning, and forecasting processes. For Segment EBIT, our CODM reviews the year-over-year change in EBIT, sequential change in EBIT, and change in EBIT from internal forecasts/budgets. Revenue and certain of our costs, such as material costs, generally vary directly with changes in volume and mix of vehicles. As a result, our CODM reviews the EBIT impact driven by changes in volume and mix, the EBIT impact driven by changes in exchange, and the EBIT impact driven by changes in net pricing and cost categories at constant volume and mix and/or exchange. For the Ford Next segment, our CODM reviews segment EBIT to evaluate performance. For the Ford Credit segment, our CODM reviews Segment EBT to evaluate performance and allocate resources. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance.

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
Purchased regulatory credit compliance assets are reported in Ford Blue. There are no Ford manufacturing, vendor tooling, or regulatory credit compliance assets reported in Ford Pro. Depreciation and amortization expense is reflected on the basis of production volume. Regulatory compliance credit expense is allocated by vehicle line between Ford Blue and Ford Pro segments. Regardless of the segment reporting the asset, the related expenses are reported in the segment that reports the external vehicle sale.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25.  SEGMENT INFORMATION (Continued)

Key financial information for the years ended or at December 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
2022
External revenues	$94,762	$5,253	$48,939	$99	$8,978	$26	$158,057
Intersegment revenues (b)	36,020	121	—	—	—	(36,141)	—
Total revenues	$130,782	$5,374	$48,939	$99	$8,978	$(36,115)	$158,057
Other segment items (c)	123,935	7,507	45,717	1,025	6,321
Segment EBIT/EBT	$6,847	$(2,133)	$3,222	$(926)	$2,657		$9,667
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							748
Interest on debt (excludes $3,334 of Ford Credit interest on debt)							(1,259)
Special items (d)							(12,172)
Income/(Loss) before income taxes							$(3,016)

Other Segment Disclosures
Depreciation and tooling amortization	$3,365	$249	$1,522	$5	$2,281	$252	$7,674
Investment-related interest income	59	—	16	—	178	386	639
Equity in net income/(loss) of affiliated companies	270	(15)	412	(315)	27	(3,262)	(2,883)
Cash outflow for capital spending (e)	4,702	1,336	26	23	58	721	6,866
Total assets	56,023	5,285	2,177	392	137,954	54,053	255,884

2023
External Revenues	$101,934	$5,897	$58,058	$3	$10,290	$9	$176,191
Intersegment Revenues (b)	38,693	629	—	—	—	(39,322)	—
Total Revenues	$140,627	$6,526	$58,058	$3	$10,290	$(39,313)	$176,191
Other segment items (c)	133,165	11,227	50,836	141	8,959
Segment EBIT/EBT	$7,462	$(4,701)	$7,222	$(138)	$1,331		$11,176
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(760)
Interest on debt (excludes $6,311 of Ford Credit interest on debt)							(1,302)
Special items (f)							(5,147)
Income/(Loss) before income taxes							$3,967

Other Segment Disclosures
Depreciation and tooling amortization	$3,378	$505	$1,291	$12	$2,354	$150	$7,690
Investment-related interest income	110	1	32	—	522	902	1,567
Equity in net income/(loss) of affiliated companies	337	(37)	589	(29)	32	(478)	414
Cash outflow for capital spending (e)	4,963	2,861	7	6	80	319	8,236
Total assets	58,990	13,648	2,942	207	148,521	49,002	273,310

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25.  SEGMENT INFORMATION (Continued)

	Ford Blue	Ford Model e	Ford Pro	Ford Next	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
2024
External Revenues	$101,935	$3,852	$66,906	$7	$12,286	$6	$184,992
Intersegment Revenues (b)	43,442	257	—	—	—	(43,699)	—
Total Revenues	$145,377	$4,109	$66,906	$7	$12,286	$(43,693)	$184,992
Other segment items (c)	140,093	9,185	57,891	57	10,632
Segment EBIT/EBT	$5,284	$(5,076)	$9,015	$(50)	$1,654		$10,827

Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(619)
Interest on debt (excludes $7,583 of Ford Credit interest on debt)							(1,115)
Special items (g)							(1,860)
Income/(Loss) before income taxes							$7,233

Other Segment Disclosures
Depreciation and tooling amortization	$2,952	$556	$1,394	$12	$2,529	$124	$7,567
Investment-related interest income	167	2	52	—	500	819	1,540
Equity in net income/(loss) of affiliated companies	240	(66)	482	(3)	42	(17)	678
Cash outflow for capital spending (e)	4,490	3,843	37	3	94	217	8,684
Total assets	58,791	17,074	3,469	151	157,534	48,177	285,196
__________
(a)Unallocated amounts include Corporate Other (see above description of corporate expenses and corporate assets) and Special Items. Eliminations include intersegment transaction occurring in the ordinary course of business.
(b)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(c)Other segment items for the Ford Blue, Ford Model e, and Ford Pro segments primarily consists of: material costs (including commodities and components and purchased vehicles from partners), manufacturing costs (including hourly and salaried wages and fringe, and plant overhead such as utilities and taxes), warranty coverages and field service action costs (including estimated costs to repair, replace, or adjust parts on a vehicle that are defective in factory supplied materials or workmanship), freight & duty costs (including related to the receiving and shipping of components and vehicles), vehicle and software engineering and connectivity costs (including wages and fringe for personnel, prototype materials, testing, and outside services), spending-related costs (including depreciation and amortization of manufacturing and engineering assets, asset retirements and operating leases), advertising and sales promotions costs (including costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows), and administrative, information technology, and selling costs (including primarily wages and fringe for salaried personnel and purchased services). Other segment items for the Ford Next segment primarily consists of administrative and information technology costs. Other segment items for the Ford Credit segment primarily consists of interest expense and depreciation.
(d)Primarily reflects losses on our Rivian investment and the impairment of our Argo AI equity method investment.
(e)Ford Blue includes $305 million, $909 million, and $844 million of spending attributable to electric vehicles at shared manufacturing plants in 2022, 2023, and 2024, respectively. Total electric vehicle spending, including Ford Blue and Ford Model e, was $1,641 million, $3,770 million, and $4,687 million in 2022, 2023, and 2024, respectively.
(f)Primarily reflects mark-to-market adjustments for our global pension and OPEB plans, restructuring actions in Europe and China, and an accrual for the Transit Connect customs matter.
(g)Includes a write-down of certain product-specific assets of $391 million and other expenses of $809 million related to the cancellation of a previously planned all-electric three-row SUV program, all of which was recorded in Cost of sales. The amount also reflects restructuring actions in Europe, buyouts for hourly employees in North America, the extended duration of the Oakville Assembly Plant changeover, and pension curtailment and separation costs in North America and Europe, partially offset by mark-to-market adjustments for our global pension and OPEB plans.

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

Total Company revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled, for the years ended December 31 were as follows (in millions):

	2022		2023		2024
	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)	Revenues	Long-Lived Assets (a)
United States	$105,481	$41,925	$116,995	$42,235	$124,968	$45,392
Canada	12,590	5,739	13,391	6,147	13,412	6,548
United Kingdom	8,220	1,264	8,968	1,868	9,936	2,174
Mexico	1,813	4,255	2,774	5,222	2,634	4,352
All Other	29,953	6,854	34,063	6,733	34,042	6,409
Total Company	$158,057	$60,037	$176,191	$62,205	$184,992	$64,875
__________
(a)    Includes Net property and Net investment in operating leases from our consolidated balance sheets.

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2022
Allowances deducted from assets
Credit losses	$926	$50		$119	(a)	$857
Doubtful receivables	47	57		11	(b)	93
Inventories (primarily service part obsolescence)	724	(6)	(c)	—		718
Deferred tax assets	1,067	(242)	(d)	3		822
Deferred tax assets for U.S. branch operations (e)	3,268	(38)		—		3,230
Total allowances deducted from assets	$6,032	$(179)		$133		$5,720

For the Year Ended December 31, 2023
Allowances deducted from assets
Credit losses	$857	$385		$343	(a)	$899
Doubtful receivables	93	30		54	(b)	69
Inventories (primarily service part obsolescence)	718	(31)	(c)	—		687
Deferred tax assets	822	36	(d)	12		846
Deferred tax assets for U.S. branch operations (e)	3,230	111		—		3,341
Total allowances deducted from assets	$5,720	$531		$409		$5,842

For the Year Ended December 31, 2024
Allowances deducted from assets
Credit losses	$899	$430		$429	(a)	$900
Doubtful receivables	69	23		15	(b)	77
Inventories (primarily service part obsolescence)	687	68	(c)	—		755
Deferred tax assets	846	(428)	(d)	11		407
Deferred tax assets for U.S. branch operations (e)	3,341	108		—		3,449
Total allowances deducted from assets	$5,842	$201		$455		$5,588
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