Form 10-Q
period 2025-03-31
FORD MOTOR CO
filed 2025-05-06
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, Ford Motor Company had outstanding 3,905,696,769 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 66

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2024	2025
	First Quarter
	(unaudited)
Revenues
Company excluding Ford Credit	$39,890	$37,422
Ford Credit	2,887	3,237
Total revenues (Note 3)	42,777	40,659

Costs and expenses
Cost of sales	36,476	35,188
Selling, administrative, and other expenses	2,376	2,431
Ford Credit interest, operating, and other expenses	2,700	2,721
Total costs and expenses	41,552	40,340
Operating income/(loss)	1,225	319
Interest expense on Company debt excluding Ford Credit	278	288
Other income/(loss), net (Note 4)	498	496
Equity in net income/(loss) of affiliated companies	167	94
Income/(Loss) before income taxes	1,612	621
Provision for/(Benefit from) income taxes	278	148
Net income/(loss)	1,334	473
Less: Income/(Loss) attributable to noncontrolling interests	2	2
Net income/(loss) attributable to Ford Motor Company	$1,332	$471

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.33	$0.12
Diluted income/(loss)	0.33	0.12

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,979	3,968
Diluted shares	4,023	4,011

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2024	2025
	First Quarter
	(unaudited)
Net income/(loss)	$1,334	$473
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	(114)	521
Marketable securities	(8)	67
Derivative instruments	205	(129)
Pension and other postretirement benefits	27	22
Total other comprehensive income/(loss), net of tax	110	481
Comprehensive income/(loss)	1,444	954
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	2
Comprehensive income/(loss) attributable to Ford Motor Company	$1,442	$952

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	March 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$22,935	$20,864
Marketable securities (Note 7)	15,413	14,362
Ford Credit finance receivables, net of allowance for credit losses of $247 and $257 (Note 8)	51,850	47,997
Trade and other receivables, less allowances of $84 and $94	14,723	17,225
Inventories (Note 9)	14,951	17,895
Other assets	4,602	4,711
Total current assets	124,474	123,054
Ford Credit finance receivables, net of allowance for credit losses of $617 and $624 (Note 8)	59,786	59,049
Net investment in operating leases	22,947	23,820
Net property	41,928	42,471
Equity in net assets of affiliated companies	6,821	5,168
Deferred income taxes	16,375	17,022
Other assets	12,865	13,955
Total assets	$285,196	$284,539

LIABILITIES
Payables	$24,128	$26,259
Other liabilities and deferred revenue (Note 10 and Note 18)	27,782	28,033
Debt payable within one year (Note 12)
Company excluding Ford Credit	1,756	4,286
Ford Credit	53,193	50,154
Total current liabilities	106,859	108,732
Other liabilities and deferred revenue (Note 10 and Note 18)	28,832	28,883
Long-term debt (Note 12)
Company excluding Ford Credit	18,898	16,644
Ford Credit	84,675	84,186
Deferred income taxes	1,074	1,434
Total liabilities	240,338	239,879

EQUITY
Common Stock, par value $0.01 per share (4,126 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,502	23,562
Retained earnings	33,740	32,999
Accumulated other comprehensive income/(loss) (Note 16)	(9,639)	(9,158)
Treasury stock	(2,810)	(2,810)
Total equity attributable to Ford Motor Company	44,835	44,635
Equity attributable to noncontrolling interests	23	25
Total equity	44,858	44,660
Total liabilities and equity	$285,196	$284,539

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2024	March 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,404
Ford Credit finance receivables, net	60,717	56,439
Net investment in operating leases	13,309	13,241
Other assets	34	24
LIABILITIES
Other liabilities and deferred revenue	$100	$111
Debt	50,855	44,368

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2024	2025
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$1,334	$473
Depreciation and tooling amortization	1,881	1,848
Other amortization	(376)	(464)
Provision for credit and insurance losses	126	161
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	166	94
Equity method investment (earnings)/losses and impairments in excess of dividends received	(154)	(14)
Foreign currency adjustments	(12)	38
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	29	(32)
Stock compensation	126	121
Provision for/(Benefit from) deferred income taxes	(28)	(54)
Decrease/(Increase) in finance receivables (wholesale and other)	(1,121)	2,427
Decrease/(Increase) in accounts receivable and other assets	(806)	(1,294)
Decrease/(Increase) in inventory	(3,154)	(2,677)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,333	3,020
Other	41	32
Net cash provided by/(used in) operating activities	1,385	3,679

Cash flows from investing activities
Capital spending	(2,094)	(1,818)
Acquisitions of finance receivables and operating leases	(14,829)	(11,611)
Collections of finance receivables and operating leases	11,238	10,983
Purchases of marketable securities and other investments	(2,985)	(2,433)
Sales and maturities of marketable securities and other investments	3,579	3,617
Settlements of derivatives	(184)	(180)
Capital contributions to equity method investments	(639)	(3)
Returns of capital from equity method investments	—	1,700
Other	34	(45)
Net cash provided by/(used in) investing activities	(5,880)	210

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,326)	(1,196)
Purchases of common stock	—	—
Net changes in short-term debt	(1,201)	(564)
Proceeds from issuance of long-term debt	16,488	11,979
Payments of long-term debt	(14,225)	(16,223)
Other	(194)	(116)
Net cash provided by/(used in) financing activities	(458)	(6,120)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(171)	118

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(5,124)	$(2,113)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,110	$23,190
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(5,124)	(2,113)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$19,986	$21,077

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897

Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660
__________
(a)Includes impact of share-based compensation.
(b)Dividends and dividend equivalents declared for Common and Class B Stock. In the first quarter of 2024 and 2025, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.18 per share and $0.15 per share, respectively.

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Updates (“ASUs”) adopted during 2025 did not have a material impact to our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for our 2025 annual financial statements, and the new disclosure requirements will be reflected in our annual financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes. There will be no impact to our consolidated balance sheets or income statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$38,645	$—	$38,645
Used vehicles	510	—	510
Services and other revenue (a)	688	20	708
Revenues from sales and services	39,843	20	39,863

Leasing income	47	1,017	1,064
Financing income	—	1,819	1,819
Insurance income	—	31	31
Total revenues	$39,890	$2,887	$42,777

	First Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$35,867	$—	$35,867
Used vehicles	685	—	685
Services and other revenue (a)	803	18	821
Revenues from sales and services	37,355	18	37,373

Leasing income	67	1,131	1,198
Financing income	—	2,046	2,046
Insurance income	—	42	42
Total revenues	$37,422	$3,237	$40,659
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a decrease in revenue of $707 million in the first quarter of 2024 and an increase in revenue of $96 million in the first quarter of 2025 related to revenue recognized in prior periods.

We had a balance of $5.3 billion and $5.5 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2024 and March 31, 2025, respectively. We expect to recognize approximately $1.4 billion of the unearned amount in the remainder of 2025, $1.4 billion in 2026, and $2.7 billion thereafter. We recognized $431 million and $504 million of unearned amounts from prior years as revenue during the first quarter of 2024 and 2025, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. We had a balance of $312 million and $316 million in deferred costs as of December 31, 2024 and March 31, 2025, respectively. We recognized $26 million and $30 million of amortization during the first quarter of 2024 and 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024	2025
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$(24)	$11
Investment-related interest income	410	351
Interest income/(expense) on income taxes	(14)	(17)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(29)	32
Gains/(Losses) on changes in investments in affiliates	7	7
Royalty income	124	107
Other	24	5
Total	$498	$496

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

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2024	2025
Net income/(loss) attributable to Ford Motor Company	$1,332	$471

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,979	3,968
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	44	43
Diluted shares	4,023	4,011

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,099	$854	$1,953
U.S. government agencies	2	2,529	400	2,929
Non-U.S. government and agencies	2	1,073	370	1,443
Corporate debt	2	659	339	998
Total marketable securities classified as cash equivalents		5,360	1,963	7,323
Cash, time deposits, and money market funds		8,303	7,309	15,612
Total cash and cash equivalents		$13,663	$9,272	$22,935

Marketable securities
U.S. government	1	$3,530	$185	$3,715
U.S. government agencies	2	1,691	—	1,691
Non-U.S. government and agencies	2	2,272	79	2,351
Corporate debt	2	6,676	252	6,928
Equities	1	22	—	22
Other marketable securities	2	516	190	706
Total marketable securities		$14,707	$706	$15,413

Restricted cash		$120	$88	$208

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$47	$—	$47

		March 31, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,850	$33	$1,883
U.S. government agencies	2	361	100	461
Non-U.S. government and agencies	2	2,250	710	2,960
Corporate debt	2	306	230	536
Total marketable securities classified as cash equivalents		4,767	1,073	5,840
Cash, time deposits, and money market funds		8,646	6,378	15,024
Total cash and cash equivalents		$13,413	$7,451	$20,864

Marketable securities
U.S. government	1	$3,095	$258	$3,353
U.S. government agencies	2	1,463	—	1,463
Non-U.S. government and agencies	2	2,288	82	2,370
Corporate debt	2	6,219	253	6,472
Equities	1	12	—	12
Other marketable securities	2	504	188	692
Total marketable securities		$13,581	$781	$14,362

Restricted cash		$120	$93	$213

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,476	$1	$(27)	$3,450	$282	$3,168	$—
U.S. government agencies	1,755	1	(30)	1,726	697	1,010	19
Non-U.S. government and agencies	2,039	1	(39)	2,001	559	1,429	13
Corporate debt	7,295	35	(21)	7,309	2,272	5,033	4
Other marketable securities	486	3	(1)	488	—	411	77
Total	$15,051	$41	$(118)	$14,974	$3,810	$11,051	$113

	March 31, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,018	$11	$(10)	$3,019	$93	$2,926	$—
U.S. government agencies	1,542	4	(22)	1,524	571	938	15
Non-U.S. government and agencies	2,025	5	(25)	2,005	608	1,383	14
Corporate debt	6,453	51	(8)	6,496	1,505	4,968	23
Other marketable securities	475	3	—	478	—	394	84
Total	$13,513	$74	$(65)	$13,522	$2,777	$10,609	$136

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024	2025
Company excluding Ford Credit
Sales proceeds	$3,719	$2,449
Gross realized gains	2	5
Gross realized losses	8	3

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2025, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2024	March 31, 2025
Cash and cash equivalents	$22,935	$20,864
Restricted cash (a)	208	213
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	47	—
Total cash, cash equivalents, and restricted cash	$23,190	$21,077
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2024	March 31, 2025
Consumer
Retail installment contracts, gross	$79,459	$78,157
Finance leases, gross	8,357	8,841
Retail financing, gross	87,816	86,998
Unearned interest supplements	(4,598)	(4,469)
Consumer finance receivables	83,218	82,529
Non-Consumer
Dealer financing	29,282	25,398
Non-Consumer finance receivables	29,282	25,398
Total recorded investment	$112,500	$107,927

Recorded investment in finance receivables	$112,500	$107,927
Allowance for credit losses	(864)	(881)
Total finance receivables, net	$111,636	$107,046

Current portion	$51,850	$47,997
Non-current portion	59,786	59,049
Total finance receivables, net	$111,636	$107,046

Net finance receivables subject to fair value (a)	$103,755	$98,721
Fair value (b)	103,231	98,676
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2024 and 2025 was $117 million and $137 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2024 and March 31, 2025, accrued interest was $335 million and $310 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2024 and March 31, 2025 were consumer receivables of $47.6 billion and $43.9 billion, respectively, and non-consumer receivables of $24.4 billion and $22.5 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Receivables over 60 days past due are in intensified collection status.

The credit quality analysis of consumer receivables at December 31, 2024 and gross charge-offs during the year ended December 31, 2024 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31 - 60 days past due	$43	$93	$104	$187	$242	$203	$872	1.0%
Greater than 60 days past due	15	27	35	57	82	59	275	0.4
Total past due	58	120	139	244	324	262	1,147	1.4
Current	788	3,162	5,458	12,275	24,153	36,235	82,071	98.6
Total	$846	$3,282	$5,597	$12,519	$24,477	$36,497	$83,218	100.0%

Gross charge-offs	$46	$58	$71	$152	$191	$50	$568

The credit quality analysis of consumer receivables at March 31, 2025 and gross charge-offs during the period ended March 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31 - 60 days past due	$99	$86	$162	$226	$224	$11	$808	1.0%
Greater than 60 days past due	28	26	47	66	63	3	233	0.3
Total past due	127	112	209	292	287	14	1,041	1.3
Current	3,034	4,513	10,640	21,923	34,182	7,196	81,488	98.7
Total	$3,161	$4,625	$10,849	$22,215	$34,469	$7,210	$82,529	100.0%

Gross charge-offs	$19	$16	$35	$50	$45	$1	$166

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2024 and gross charge-offs during the year ended December 31, 2024 were as follows (in millions):

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

The credit quality analysis of dealer financing receivables at March 31, 2025 and gross charge-offs during the period ended March 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total		Total	Percent
Group I	$338	$88	$36	$210	$136	$99	$907	$21,238	$22,145	87.2%
Group II	6	2	3	31	11	30	83	2,503	2,586	10.2
Group III	—	—	—	—	—	14	14	574	588	2.3
Group IV	—	—	—	3	—	1	4	75	79	0.3
Total (a)	$344	$90	$39	$244	$147	$144	$1,008	$24,390	$25,398	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1
__________
(a)Total past due dealer financing receivables at March 31, 2025 were $7 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2024
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882
Charge-offs	(129)	—	(129)
Recoveries	39	3	42
Provision for credit losses	91	(3)	88
Other (a)	(3)	—	(3)
Ending balance	$877	$3	$880

	First Quarter 2025
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$860	$4	$864
Charge-offs	(166)	(1)	(167)
Recoveries	40	—	40
Provision for credit losses	135	5	140
Other (a)	3	1	4
Ending balance	$872	$9	$881
__________
(a)    Primarily represents amounts related to foreign currency translation adjustments.
`

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2024	March 31, 2025
Raw materials, work-in-process, and supplies	$5,394	$6,146
Finished products	9,557	11,749
Total inventories	$14,951	$17,895

Our finished product inventory at March 31, 2025 was higher than at December 31, 2024, reflecting higher in-transit and in-plant inventory.

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	March 31, 2025
Current
Dealer and dealers’ customer allowances and claims	$14,140	$14,159
Deferred revenue	3,331	3,623
Employee benefit plans	2,457	1,975
Accrued interest	1,346	1,339
Operating lease liabilities	558	580
OPEB (a)	335	336
Pension (a)	215	217
Other (b)	5,400	5,804
Total current other liabilities and deferred revenue	$27,782	$28,033

Non-current
Dealer and dealers’ customer allowances and claims	$9,836	$10,230
Deferred revenue	4,910	4,888
Pension (a)	4,470	4,287
OPEB (a)	4,080	4,023
Operating lease liabilities	1,782	1,933
Employee benefit plans	806	775
Other (b)	2,948	2,747
Total non-current other liabilities and deferred revenue	$28,832	$28,883
__________
(a)Balances at March 31, 2025 reflect pension and OPEB liabilities at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024. Included in Other assets are pension assets of $4.1 billion and $4.3 billion at December 31, 2024 and March 31, 2025, respectively.
(b)Includes current derivative liabilities of $1.0 billion and $0.7 billion at December 31, 2024 and March 31, 2025, respectively. Includes non-current derivative liabilities of $0.9 billion and $0.7 billion at December 31, 2024 and March 31, 2025, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024			2025
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$73	$63	$6	$52	$48	$5
Interest cost	400	235	57	393	224	55
Expected return on assets	(455)	(255)	—	(456)	(278)	—
Amortization of prior service costs/(credits)	23	6	2	22	6	2
Net remeasurement (gain)/loss	—	(11)	—	—	(10)	—
Separation costs/other	8	14	—	7	24	—
Settlements and curtailments	—	—	—	—	—	—
Net periodic benefit cost/(income)	$49	$52	$65	$18	$14	$62

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2025, we continue to expect to contribute about $800 million of cash to our global funded pension plans. We also expect to make about $450 million of benefit payments to participants in unfunded plans. In the first quarter of 2025, we contributed $234 million to our global funded pension plans and made $106 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2024	March 31, 2025
Company excluding Ford Credit
Debt payable within one year
Short-term	$632	$814
Long-term debt payable within one year
U.K. Export Finance Program	784	810
Public unsecured debt securities	176	176
Convertible notes (a)	—	2,300
Other debt (including finance leases) (b)	176	199
Unamortized (discount)/premium	(11)	(6)
Unamortized issuance costs	(1)	(7)
Total debt payable within one year	1,756	4,286
Long-term debt payable after one year
Public unsecured debt securities	14,759	14,759
Convertible notes (a)	2,300	—
U.K. Export Finance Program	940	972
Other debt (including finance leases) (b)	1,160	1,161
Unamortized (discount)/premium	(109)	(107)
Unamortized issuance costs	(152)	(141)
Total long-term debt payable after one year	18,898	16,644
Total Company excluding Ford Credit	$20,654	$20,930
Fair value of Company debt excluding Ford Credit (c)	$20,178	$20,055
Ford Credit
Debt payable within one year
Short-term	$17,413	$17,074
Long-term payable within one year
Unsecured debt	12,871	14,029
Asset-backed debt	23,050	19,129
Unamortized (discount)/premium	2	—
Unamortized issuance costs	(18)	(19)
Fair value adjustments (d)	(125)	(59)
Total debt payable within one year	53,193	50,154
Long-term debt payable after one year
Unsecured debt	49,607	51,999
Asset-backed debt	36,224	33,025
Unamortized (discount)/premium	(20)	(20)
Unamortized issuance costs	(217)	(229)
Fair value adjustments (d)	(919)	(589)
Total long-term debt payable after one year	84,675	84,186
Total Ford Credit	$137,868	$134,340
Fair value of Ford Credit debt (c)	$140,046	$135,857
__________`
(a)As of March 31, 2025, each $1,000 principal amount of the notes will be convertible into 72.4656 shares of our Common Stock, which is equivalent to a conversion price of approximately $13.80 per share. We recognized issuance cost amortization of $2 million during both the first quarter of 2024 and 2025.
(b)At December 31, 2024 and March 31, 2025, long-term finance leases payable within one year were $94 million and $109 million, respectively, and long-term finance leases payable after one year were $711 million and $721 million, respectively.
(c)At December 31, 2024 and March 31, 2025, the fair value of debt includes $632 million and $814 million of Company excluding Ford Credit short-term debt, respectively, and $16.2 billion and $16.4 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(374) million at December 31, 2024 and March 31, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $43.3 billion at December 31, 2024 and March 31, 2025, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2024	2025
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$14	$74
Commodity contracts (b)	(26)	11
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(96)	(48)
Fair value changes on hedging instruments	(243)	329
Fair value changes on hedged debt	220	(324)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(29)	(25)
Fair value changes on hedging instruments	(64)	146
Fair value changes on hedged debt	62	(136)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	69	60
Cross-currency interest rate swap contracts	(166)	102
Interest rate contracts	48	(45)
Commodity contracts	(20)	11
Total	$(231)	$155
__________
(a)For the first quarter of 2024 and 2025, a $288 million gain and a $78 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2024 and 2025, a $32 million loss and a $4 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2024 and 2025, a $23 million loss and a $70 million gain, respectively, were reported in Cost of sales, and a $92 million gain and a $10 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			March 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$20,027	$578	$123	$18,346	$452	$169
Commodity contracts	959	22	13	982	13	20
Fair value hedges
Interest rate contracts	16,194	66	645	21,642	265	446
Cross-currency interest rate swap contracts	3,802	9	139	3,802	87	75
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,799	301	192	20,604	317	96
Cross-currency interest rate swap contracts	5,455	133	246	4,333	125	72
Interest rate contracts	76,977	305	845	78,371	322	752
Commodity contracts	944	14	31	933	18	17
Total derivative financial instruments, gross (a) (b)	$145,157	$1,428	$2,234	$149,013	$1,599	$1,647

Current portion		$869	$1,311		$655	$949
Non-current portion		559	923		944	698
Total derivative financial instruments, gross		$1,428	$2,234		$1,599	$1,647
__________
(a)At December 31, 2024 and March 31, 2025, we held collateral of $27 million and $26 million, respectively, and we posted collateral of $127 million and $119 million, respectively.
(b)At December 31, 2024 and March 31, 2025, the fair value of assets and liabilities available for counterparty netting was $780 million and $876 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

In 2021, we ceased vehicle manufacturing in Sanand, India and exited manufacturing operations in Brazil. In 2022, we ceased manufacturing in Chennai, India and ceased production of the Mondeo in Valencia, Spain. We do not expect significant additional costs for these actions; however, the remaining cash outflows are expected to be finalized over several years.

In 2023, we announced our plan to phase-out production of the Focus at our Saarlouis Body and Assembly plant in Germany. We will cease production in 2025, and we plan to repurpose the facility into a technology center, retaining 1,000 positions.

In 2023 and 2024, we also announced separation programs for salaried workers, primarily in Europe, and expect these programs to be substantially complete by the end of 2027. In addition, in 2024, we offered voluntary separation packages to certain members of our hourly workforce in North America, and these programs are substantially complete.

The following table summarizes the activities for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2024	2025
Beginning balance	$1,086	$1,098
Changes in accruals (a)	594	47
Payments	(188)	(178)
Foreign currency translation and other	(26)	32
Ending balance	$1,466	$999
__________
(a)Excludes pension costs of $14 million and $24 million in the first quarter of 2024 and 2025, respectively.

We recorded costs of $608 million and $71 million in the first quarter of 2024 and 2025, respectively, related to the initiated actions above. We estimate that we will incur about $500 million in total charges in 2025 related to such actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible.

NOTE 15. ACQUISITIONS AND DIVESTITURES

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024	2025
Foreign currency translation
Beginning balance	$(5,443)	$(6,899)
Gains/(Losses) on foreign currency translation	(118)	497
Less: Tax/(Tax benefit) (a)	(4)	(28)
Net gains/(losses) on foreign currency translation	(114)	525
(Gains)/Losses reclassified from AOCI to net income	—	(4)
Other comprehensive income/(loss), net of tax	(114)	521
Ending balance	$(5,557)	$(6,378)

Marketable securities
Beginning balance	$(170)	$(50)
Gains/(Losses) on available for sale securities	(15)	88
Less: Tax/(Tax benefit)	(2)	19
Net gains/(losses) on available for sale securities	(13)	69
(Gains)/Losses reclassified from AOCI to net income	6	(2)
Less: Tax/(Tax benefit)	1	—
Net (gains)/losses reclassified from AOCI to net income (b)	5	(2)
Other comprehensive income/(loss), net of tax	(8)	67
Ending balance	$(178)	$17

Derivative instruments
Beginning balance	$(331)	$277
Gains/(Losses) on derivative instruments	256	(82)
Less: Tax/(Tax benefit)	60	(19)
Net gains/(losses) on derivative instruments	196	(63)
(Gains)/Losses reclassified from AOCI to net income	12	(85)
Less: Tax/(Tax benefit)	3	(19)
Net (gains)/losses reclassified from AOCI to net income (c)	9	(66)
Other comprehensive income/(loss), net of tax	205	(129)
Ending balance	$(126)	$148

Pension and other postretirement benefits
Beginning balance	$(3,098)	$(2,967)
Amortization and recognition of prior service costs/(credits)	31	30
Less: Tax/(Tax benefit)	8	7
Net prior service costs/(credits) reclassified from AOCI to net income	23	23
Translation impact on non-U.S. plans	4	(1)
Other comprehensive income/(loss), net of tax	27	22
Ending balance	$(3,071)	$(2,945)

Total AOCI ending balance at March 31	$(8,932)	$(9,158)
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
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $181 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $9.3 billion and $7.6 billion at December 31, 2024 and March 31, 2025, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion at both December 31, 2024 and March 31, 2025, related to certain obligations of our VIEs, and is also included in Note 18.

In July 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that is building and will operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the United States Department of Energy (“DOE”) of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford has agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After drawing on the BOSK DOE Loan, BOSK has distributed $3.1 billion (including $1.7 billion in the first quarter of 2025) to Ford as returns of capital. As of March 31, 2025, Ford has recognized contributions (net of returns of capital) to BOSK of $2.4 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.3 billion and $5.4 billion at December 31, 2024 and March 31, 2025, respectively. See Note 17 for additional information. The carrying value of recorded liabilities related to financial guarantees was $144 million and $134 million at December 31, 2024 and March 31, 2025, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2024 and March 31, 2025.

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

For the remaining matters, where our historical experience with similar matters is of more limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects indirect tax and regulatory matters, for which we estimate the aggregate risk to be a range of up to about $0.5 billion.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2024	2025
Beginning balance	$11,504	$14,032
Payments made during the period	(1,391)	(1,457)
Changes in accrual related to warranties issued during the period	1,091	1,689
Changes in accrual related to pre-existing warranties	397	356
Foreign currency translation and other	(61)	29
Ending balance	$11,540	$14,649

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. In addition, our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.7 billion in the aggregate.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (“CODM”), our President and Chief Executive Officer, evaluates the operating results and performance of the Company. Accordingly, we analyze the results of our business through the following segments: Ford Blue, Ford Model e, Ford Pro, and Ford Credit.

Beginning January 1, 2025, the expenses and investments for emerging business initiatives in vehicle-adjacent market segments (previously the Ford Next segment) are reflected in the reportable segments that benefit from those expenses and investments or Corporate Other. Prior period amounts were adjusted retrospectively to reflect the change.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Corporate Other assets include: cash, cash equivalents, and marketable securities; tax-related assets; defined benefit pension plan net assets; and other assets managed centrally.

Interest on Debt

Interest on Debt is presented as a separate reconciling item and consists of interest expense on Company debt excluding Ford Credit.

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel expenses, supplier- and dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not necessarily consider to be indicative of earnings from ongoing operating activities. Our management ordinarily excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when considering the trend of ongoing operating results.

CODM Evaluation of the Business

When we report segment earnings before interest and taxes (“Segment EBIT”) for each of the Ford Blue, Ford Model e, and Ford Pro segments, it consists of the earnings for the particular segment and does not include interest and taxes. Ford Credit segment earnings include interest and exclude taxes (“Segment EBT”). Each segment’s EBIT/EBT also excludes the results reported in Corporate Other and Special Items. For the Ford Blue, Ford Model e, and Ford Pro segments, our CODM reviews Segment EBIT and Segment EBIT margin, as well as market share, revenue, and wholesale volume to evaluate performance and allocate resources, predominately in the budgeting, planning, and forecasting processes. For Segment EBIT, our CODM reviews the year-over-year change in EBIT, sequential change in EBIT, and change in EBIT from internal forecasts/budgets. Revenue and certain of our costs, such as material costs, generally vary directly with changes in volume and mix of vehicles. As a result, our CODM reviews the EBIT impact driven by changes in volume and mix, the EBIT impact driven by changes in exchange, and the EBIT impact driven by changes in net pricing and cost categories at constant volume and mix and/or exchange. For the Ford Credit segment, our CODM reviews Segment EBT to evaluate performance and allocate resources. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Segment Revenue, Cost, and Asset Principles for Ford Blue, Ford Model e, and Ford Pro

External vehicle and digital services revenue is generally vehicle-specific and included in the segment responsible for the external vehicle sale. A majority of parts and accessories revenue and cost is attributed to customer sales channels or vehicle lines based on recent end-customer sales and is included in the respective segment.

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

Assets are reported in each segment, aligned to the appropriate operational responsibility. Manufacturing assets, e.g., our plants and the machinery and equipment therein, are included in our Ford Blue and Ford Model e segments. Manufacturing assets producing only, or primarily, EVs and related components are reflected in Ford Model e. Manufacturing assets that support the production of ICE and hybrid vehicles, including those producing ICE and electric vehicles in the same facility, are included in Ford Blue. Vendor tooling dedicated to producing EV parts is reported in Ford Model e. Purchased regulatory credit compliance assets are reported in Ford Blue. There are no Ford manufacturing, vendor tooling, or regulatory credit compliance assets reported in Ford Pro. Depreciation and amortization expense is reflected on the basis of production volume. Regulatory compliance credit expense is allocated by vehicle line between the Ford Blue and Ford Pro segments. Regardless of the segment reporting the asset, the related expenses are reported in the segment that reports the external vehicle sale.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
First Quarter 2024
External revenues	$21,754	$116	$18,019	$2,887	$1	$42,777
Intersegment revenues (b)	11,741	21	—	—	(11,762)	—
Total revenues	$33,495	$137	$18,019	$2,887	$(11,761)	$42,777
Other segment items (c)	32,594	1,464	15,013	2,561
Segment EBIT/EBT	$901	$(1,327)	$3,006	$326		$2,906
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(143)
Interest on debt (excludes $1,848 of Ford Credit interest on debt)						(278)
Special items (d)						(873)
Income/(Loss) before income taxes						$1,612

Other Segment Disclosures
Depreciation and tooling amortization	$725	$143	$360	$622	$31	$1,881
Investment-related interest income	36	1	11	145	217	410
Equity in net income/(loss) of affiliated companies	61	(19)	117	8	—	167
Cash outflow for capital spending (e)	1,049	975	9	21	40	2,094
Total assets	61,416	15,032	3,659	148,896	45,338	274,341

First Quarter 2025
External revenues	$20,997	$1,242	$15,181	$3,237	$2	$40,659
Intersegment revenues (b)	10,605	116	—	—	(10,721)	—
Total revenues	$31,602	$1,358	$15,181	$3,237	$(10,719)	$40,659
Other segment items (c)	31,506	2,207	13,872	2,657
Segment EBIT/EBT	$96	$(849)	$1,309	$580		$1,136
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(117)
Interest on debt (excludes $1,790 of Ford Credit interest on debt)						(288)
Special items (f)						(110)
Income/(Loss) before income taxes						$621

Other Segment Disclosures
Depreciation and tooling amortization	$729	$138	$348	$618	$15	$1,848
Investment-related interest income	48	1	15	91	196	351
Equity in net income/(loss) of affiliated companies	62	(20)	40	10	2	94
Cash outflow for capital spending (e)	987	761	7	28	35	1,818
Total assets	62,772	16,181	3,664	154,183	47,739	284,539
__________
(a)Unallocated amounts include Corporate Other (see above description of corporate expenses and corporate assets) and Special Items. Eliminations include intersegment transactions occurring in the ordinary course of business.
(b)Intersegment revenues only reflect finished vehicle transactions between Ford Blue, Ford Model e, and Ford Pro where there is an intersegment markup and are recognized at the time of the intersegment transaction.
(c)Other segment items for the Ford Blue, Ford Model e, and Ford Pro segments primarily consists of: material costs (including commodities and components and purchased vehicles from partners), manufacturing costs (including hourly and salaried wages and fringe, and plant overhead such as utilities and taxes), warranty coverages and field service action costs (including estimated costs to repair, replace, or adjust parts on a vehicle that are defective in factory supplied materials or workmanship), freight and duty costs (including related to the receiving and shipping of components and vehicles), vehicle and software engineering and connectivity costs (including wages and fringe for personnel, prototype materials, testing, and outside services), spending-related costs (including depreciation and amortization of manufacturing and engineering assets, asset retirements, and operating leases), advertising and sales promotions costs (including costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows), and administrative, IT, and selling costs (primarily including wages and fringe for salaried personnel and purchased services). Other segment items for the Ford Credit segment primarily consists of interest expense and depreciation.
(d)Primarily reflects restructuring actions in Europe, the extended duration of the EV program changeover at the Oakville Assembly Plant, and buyouts for hourly employees in North America.
(e)Ford Blue includes $223 million and $163 million of spending attributable to electric vehicles at shared manufacturing plants at March 31, 2024 and March 31, 2025, respectively. Total electric vehicle spending, including Ford Blue and Ford Model e, was $1,198 million and $924 million at March 31, 2024 and March 31, 2025, respectively.
(f)Primarily reflects the cancellation of a previously planned all-electric three-row SUV program and continued ongoing restructuring actions in Europe.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Trade Policy and Tariffs

To the extent governments in various regions implement or intensify barriers to trade, such as erecting tariff or non-tariff barriers, implementing export controls, or manipulating their currency to provide advantages to domestic companies, there can be a significant negative impact on manufacturers based in other markets.

Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs, and uncertainty in the automotive industry, including for Ford, other OEMs, suppliers, and dealers, as well as customers. Moreover, tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Tariffs have affected and will continue to affect all OEMs, to various degrees.

In the first quarter of 2025, Ford’s costs related to tariffs implemented or increased in 2025 were about $200 million.

Although there is uncertainty regarding the application, scope, and duration of tariffs, those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, and our supply chain in 2025 and potentially beyond.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see the Outlook section on page 52 of this 10-Q Report and Item 1A. Risk Factors in our 2024 Form 10-K Report as updated by Item 1A. Risk Factors on page 65 of this 10-Q Report.

Electric Vehicle Market

Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us, and may in the future lead us, to adjust our investments, spending, production, and/or product or future technology launches to better match the pace of electric vehicle adoption. Further, significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions, and we may continue to incur expenses related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), asset write-downs, or other matters. These market dynamics may continue to occur, which could have a substantial impact on our business, including our investments in supply and production capacity. In addition, policy change in the United States could reduce or eliminate supply- and demand-side incentives, resulting in slower adoption of EVs.

Further, the pace of EV adoption and slower-than-anticipated development of the EV market may impact our strategy to comply with regulatory standards. If consumers do not purchase our EVs and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult for Ford to meet applicable environmental standards and may force us to take various product-led actions (e.g., curtailing the production and sale of certain internal combustion vehicles) that could have substantial adverse effects on our sales volume and operations. In some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance. See Item 1A. Risk Factors in our 2024 Form 10-K Report for additional discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the first quarter of 2025, the net income attributable to Ford Motor Company was $471 million, and Company adjusted EBIT was $1,019 million.

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

	First Quarter
	2024	2025
Restructuring (by Geography)
Europe	$(321)	$(32)
North America Hourly Buyouts	(260)	—
Subtotal Restructuring	$(581)	$(32)
Other Items
EV program cancellation	$—	$(64)
Extended Oakville Assembly Plant Changeover	(291)	—
Other	2	—
Subtotal Other Items	$(289)	$(64)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$11	$10
Pension settlements, curtailments, and separations costs	(14)	(24)
Subtotal Pension and OPEB Gain/(Loss)	$(3)	$(14)
Total EBIT Special Items	$(873)	$(110)

Provision for/(Benefit from) tax special items (a)	$(220)	$(29)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $110 million of pre-tax special item charges in the first quarter of 2025, primarily reflecting expenses related to the cancellation of a previously planned all-electric three-row SUV program and continued ongoing restructuring actions in Europe.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our first quarter 2025 key metrics for the Company, compared to a year ago.

	First Quarter
	2024	2025	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$1.4	$3.7	$2.3
Revenue ($M)	42,777	40,659	(5)%
Net Income/(Loss) ($M)	1,332	471	$(861)
Net Income/(Loss) Margin (%)	3.1%	1.2%	(2.0) ppts
EPS (Diluted)	$0.33	$0.12	$(0.21)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(0.5)	$(1.5)	$(1.0)
Company Adj. EBIT ($M)	2,763	1,019	(1,744)
Company Adj. EBIT Margin (%)	6.5%	2.5%	(4.0) ppts
Adjusted EPS (Diluted)	$0.49	$0.14	$(0.35)
Adjusted ROIC (Trailing Four Quarters)	12.7%	10.9%	(1.8) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2025, our diluted earnings per share of Common and Class B Stock was $0.12, and our diluted adjusted earnings per share was $0.14.

Net income/(loss) margin was 1.2% in the first quarter of 2025, down 2.0 percentage points from a year ago. Company adjusted EBIT margin was 2.5% in the first quarter of 2025, down 4.0 percentage points from a year ago.

The table below shows the details of our first quarter 2025 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	First Quarter
	2024	2025	H / (L)
Ford Blue	$901	$96	$(805)
Ford Model e	(1,327)	(849)	478
Ford Pro	3,006	1,309	(1,697)
Ford Credit	326	580	254
Corporate Other	(143)	(117)	26
Company Adjusted EBIT (a)	2,763	1,019	(1,744)
Interest on Debt	(278)	(288)	(10)
Special Items	(873)	(110)	763
Taxes / Noncontrolling Interests	(280)	(150)	130
Net Income/(Loss)	$1,332	$471	$(861)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $861 million in net income and $1,744 million in Company adjusted EBIT in the first quarter of 2025 was driven by lower Ford Pro and Ford Blue EBIT, offset partially by a reduced Model e EBIT loss and higher Ford Credit EBT. The decrease in net income was also offset partially by lower special item charges, including lower year-over-year restructuring related charges and the non-recurrence of charges related to an extended EV program changeover at the Oakville Assembly Plant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide first quarter 2025 key metrics and the change in first quarter 2025 EBIT compared with first quarter 2024 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	First Quarter
Key Metrics	2024	2025	H / (L)
Wholesale Units (000) (a)	626	588	(38)
Revenue ($M)	$21,754	$20,997	$(757)
EBIT ($M)	901	96	(805)
EBIT Margin (%)	4.1%	0.5%	(3.7) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 101,000 units in Q1 2024 and 91,000 units in Q1 2025).

Change in EBIT by Causal Factor (in millions)
First Quarter 2024 EBIT	$901
Volume / Mix	(622)
Net Pricing	372
Cost	(144)
Exchange	(286)
Other	(125)
First Quarter 2025 EBIT	$96

In the first quarter of 2025, Ford Blue’s wholesales decreased 6% from a year ago, primarily reflecting the end of production of the Edge in North America, lower production of the Bronco and Ranger due to planned plant down weeks, and a planned reduction in dealer stocks resulting in lower wholesales across multiple nameplates. Higher F-150 wholesales were a partial offset, as the first quarter of 2024 included lower wholesales due to the launch of a new model. First quarter 2025 revenue decreased 3%, driven primarily by lower wholesales and unfavorable exchange, offset partially by favorable mix and pricing.

Ford Blue’s first quarter 2025 EBIT was $96 million, a decrease of $805 million from a year ago, with an EBIT margin of 0.5%. The lower EBIT primarily reflects lower volume driven by planned production downtime and dealer stock reductions, adverse exchange, and tariff-related costs (primarily on parts). Favorable net pricing was a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	First Quarter
Key Metrics	2024	2025	H / (L)
Wholesale Units (000)	10	31	21
Revenue ($M)	$116	$1,242	$1,126
EBIT ($M)	(1,327)	(849)	478
EBIT Margin (%)	(1,139.7)%	(68.4)%	1,071.4 ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2024 EBIT	$(1,327)
Volume / Mix	67
Net Pricing	256
Cost	143
Exchange	16
Other	(4)
First Quarter 2025 EBIT	$(849)

In the first quarter of 2025, Ford Model e’s wholesales increased significantly from a year ago, primarily due to the launch of EV products in Europe, including the Explorer, Capri, and Puma, and higher F-150 Lightning wholesales in North America. First quarter 2025 revenue increased to $1.2 billion, reflecting higher wholesales and favorable net pricing driven by the non-recurrence of EV price adjustments on units in dealer stock in the first quarter of 2024.

Ford Model e’s first quarter 2025 EBIT loss was $849 million, a $478 million improvement from a year ago, with an EBIT margin of negative 68.4%. The improved EBIT was primarily driven by favorable net pricing and lower material costs.

Ford Pro Segment

	First Quarter
Key Metrics	2024	2025	H / (L)
Wholesale Units (000) (a)	409	352	(57)
Revenue ($M)	$18,019	$15,181	$(2,838)
EBIT ($M)	3,006	1,309	(1,697)
EBIT Margin (%)	16.7%	8.6%	(8.1) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 18,000 units in Q1 2024 and 20,000 units in Q1 2025).

Change in EBIT by Causal Factor (in millions)
First Quarter 2024 EBIT	$3,006
Volume / Mix	(1,127)
Net Pricing	(278)
Cost	(105)
Exchange	(10)
Other	(177)
First Quarter 2025 EBIT	$1,309

In the first quarter of 2025, Ford Pro’s wholesales decreased 14% from a year ago, driven by planned downtime at the Kentucky Truck Plant for the Expedition and Navigator launch, which also impacted Super Duty production, planned downtime at the Kansas City Assembly Plant for facility improvements that impacted Transit production, as well as the end of production of the Edge in North America for fleet customers (including daily rental). First quarter 2025 revenue decreased 16%, reflecting lower wholesales and moderated pricing across fleets, including daily rental.

Ford Pro’s first quarter 2025 EBIT was $1.3 billion, a decrease of $1.7 billion from a year ago, with an EBIT margin of 8.6%. The EBIT deterioration was driven by lower volume and mix, unfavorable fleet pricing (including daily rental), and tariff-related costs (primarily on parts).

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

The tables below provide first quarter 2025 key metrics and the change in first quarter 2025 EBT compared with first quarter 2024 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
Key Metrics	2024	2025	H / (L)
Total Net Receivables ($B)	$135.5	$141.6	$6.1
Loss-to-Receivables (bps) (a)	47	63	16
Auction Values (b)	$29,665	$30,635	3%
EBT ($M)	326	580	$254
ROE (%)	7.0%	12.3%	5.3 ppts

Other Balance Sheet Metrics
Debt ($B)	$129.3	$134.3	$5.0
Net Liquidity ($B)	27.0	29.5	2.5
Financial Statement Leverage (to 1)	9.6	9.5	(0.1)
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease first quarter auction values at Q1 2025 mix.

Change in EBT by Causal Factor (in millions)
First Quarter 2024 EBT	$326
Volume / Mix	55
Financing Margin	213
Credit Loss	(56)
Lease Residual	(11)
Exchange	(10)
Other	63
First Quarter 2025 EBT	$580

Ford Credit’s total net receivables of $141.6 billion were 5% higher than a year ago, reflecting higher consumer financing, a larger operating lease portfolio, and higher non-consumer financing, offset partially by exchange. The first quarter 2025 U.S. loss-to-receivables (“LTR”) ratio of 63 basis points increased from a year ago, reflecting higher repossessions and increased loss severity. U.S. auction values increased 3% year over year, reflecting low industrywide used vehicle availability; tariffs and economic outlook create uncertainty for used vehicle pricing.

Ford Credit’s first quarter 2025 EBT of $580 million was $254 million higher than a year ago, explained primarily by higher financing margin, favorable volume and mix, and a favorable derivative market valuation adjustment (included in Other), offset partially by higher credit losses.

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
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2024 Form 10-K Report

•Lease Residual:
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2024 Form 10-K Report

•Exchange:
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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2025, Corporate Other had a $117 million EBIT loss, compared to a $143 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $288 million in the first quarter of 2025, $10 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter of 2025 was $148 million, resulting in an effective tax rate of 23.8%.

Our first quarter 2025 adjusted effective tax rate, which excludes special items, was 24.2%.

During the second quarter of 2025, we anticipate recognizing a non-cash charge to deferred tax assets of about $450 million associated with resolving transfer pricing matters in certain non-U.S. operations. We expect the charge to be treated as a tax special item.

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

At March 31, 2025, total balance sheet cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $35.4 billion.

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

Company excluding Ford Credit

	December 31, 2024	March 31, 2025
Balance Sheets ($B)
Company Cash	$28.5	$27.1
Liquidity	46.7	45.3
Debt (excluding finance leases)	(19.9)	(20.1)
Cash Net of Debt (excluding finance leases)	8.7	7.0

Pension Funded Status ($B) (a)
Funded Plans	$3.4	$3.6
Unfunded Plans	(3.9)	(3.8)
Total Global Pension	$(0.5)	$(0.2)

Total Funded Status OPEB	$(4.4)	$(4.4)
__________
(a)Balances at March 31, 2025 reflect net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At March 31, 2025, we had Company cash of $27.1 billion and liquidity of $45.3 billion. At March 31, 2025, about 84% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, and accessories (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2024 Form 10-K Report)

•Purchase of regulatory compliance credits

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 18 of the Notes to the Financial Statements herein)

•Debt repayments including finance lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes the Financial Statements in our 2024 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the “Liquidity and Capital Resources - Total Company” section in Item 7 of our 2024 Form 10-K Report, the “Changes in Company Cash” section below, and Note 11 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see the Aggregate Contractual Obligations table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 17 of the Notes to the Financial Statements in our 2024 Form 10-K Report)

•Cash effects related to the restructuring of our business

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Changes in Company Cash. In managing our business, we classify changes in Company cash into operating and non-operating items. Operating items include: Company adjusted EBIT excluding Ford Credit EBT; capital spending; depreciation and tooling amortization; changes in working capital; Ford Credit distributions; interest on debt; cash taxes; and all other and timing differences (including timing differences between accrual-based EBIT and associated cash flows). Non-operating items include: restructuring costs; changes in Company debt excluding Ford Credit and finance lease payments; finance lease payments; contributions to funded pension plans; shareholder distributions; and other items (including gains and losses on investments in equity securities, acquisitions and divestitures, equity investments, and other transactions with Ford Credit).

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

Our finished product inventory at March 31, 2025 was higher than at December 31, 2024, reflecting higher in-transit and in-plant inventory.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to a maximum of $6.6 billion in capital to BlueOval SK, LLC (“BOSK”) over a five-year period ending in 2026. As of March 31, 2025, we have recognized contributions (net of returns of capital) to BOSK of $2.4 billion (for additional information, see Note 17 of the Notes to the Financial Statements herein). Our actual capital outlay could vary significantly based on the final project costs and potential financing opportunities. Such investments could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in the offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of March 31, 2025, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $2.3 billion of purchase obligations and approximately $4.3 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As market conditions dictate, we have entered, and may in the future enter, into additional offtake agreements with raw material suppliers or renegotiate existing agreements. In addition, as mentioned above, we may seek to resell excess materials. See Item 1A. Risk Factors in our 2024 Form 10-K Report and as updated by our subsequent filings with the SEC for a discussion of the risks related to our offtake agreements and other long-term purchase contracts.

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of March 31, 2025, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $176 million. The amount settled through the SCF program during the first quarter of 2025 was $301 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2024	2025
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.4	$0.4

Capital spending	$(2.1)	$(1.8)
Depreciation and tooling amortization	1.3	1.2
Net spending	$(0.8)	$(0.6)

Receivables	$—	$(0.5)
Inventory	(3.1)	(2.6)
Trade Payables	1.9	2.5
Changes in working capital	$(1.2)	$(0.6)

Ford Credit distributions	$—	$0.2
Interest on debt and cash taxes	(0.7)	(0.4)
All other and timing differences	(0.2)	(0.6)
Company adjusted free cash flow (a)	$(0.5)	$(1.5)

Restructuring	$(0.2)	$(0.1)
Changes in debt excluding finance lease payments	0.2	0.1
Finance lease payments	—	—
Funded pension contributions	(0.5)	(0.2)
Shareholder distributions	(1.3)	(1.2)
All other	(1.4)	1.5
Change in cash	$(3.8)	$(1.4)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our first quarter 2025 Net cash provided by/(used in) operating activities was positive $3.7 billion, $2.3 billion higher than a year ago (see page 58 for additional information). The increase reflects higher Ford Credit operating cash flows and working capital changes, offset partially by lower net income. Company adjusted free cash flow was negative $1.5 billion, $1.0 billion lower than a year ago, primarily driven by lower Company adjusted EBIT excluding Ford Credit, offset partially by working capital changes, lower cash taxes and capital spending, and higher Ford Credit distributions.

Capital spending was $1.8 billion in the first quarter of 2025, a decrease of $0.3 billion from a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First quarter 2025 working capital impact was negative $0.6 billion, driven by higher inventory and receivables, offset partially by higher trade payables, each compared to December 31, 2024. All other and timing differences were negative $0.6 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the first quarter of 2025, we contributed $234 million to our global funded pension plans. We continue to expect to contribute about $800 million to our global funded pension plans in 2025.

Shareholder distributions were $1.2 billion in the first quarter of 2025, all of which was attributable to our regular and supplemental dividends.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2025 were $20.1 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $2.1 billion of local credit facilities. At March 31, 2025, $1.8 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, and 364-day credit facilities was available.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 17, 2025 to extend the maturity dates of the commitments under each facility. Following the corporate credit facility amendment, $3.4 billion of commitments mature on April 17, 2028 and $10.1 billion of commitments mature on April 17, 2030. Following the supplemental revolving credit facility amendment, $2.0 billion of commitments mature on April 17, 2028. Following the 364-day revolving credit facility amendment, $2.5 billion of commitments mature on April 16, 2026.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at March 31, 2025, Company debt excluding Ford Credit was $20.9 billion (including $0.8 billion of finance leases). This balance is $0.3 billion higher than at December 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the first quarter of 2025 with $29.5 billion of liquidity, up $4.3 billion from year-end. Ford Credit completed $11 billion of public term issuances through May 2, 2025.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Funding Structure
Term unsecured debt	$57.0	$59.2	$63.2
Term asset-backed securities	54.9	60.4	52.8
Retail Deposits / Ford Interest Advantage	17.4	18.3	18.3
Other	1.6	1.2	0.7
Equity	13.5	13.8	14.1
Cash	(8.9)	(9.3)	(7.5)
Total Net Receivables	$135.5	$143.6	$141.6

Securitized Funding as Percent of Total Debt	42.5%	43.8%	39.3%

Net receivables of $141.6 billion at March 31, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 39.3% as of March 31, 2025, down from 43.8% at December 31, 2024.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2023 and 2024, planned issuances for full year 2025, and its global public term funding issuances through May 2, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through May 2
Unsecured	$14	$17	$ 9 - 12	$6
Securitizations (a)	14	16	12 - 15	5
Total public	$28	$33	$ 21 - 27	$11
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2025, Ford Credit now projects full year public term funding in the range of $21 billion to $27 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Liquidity Sources (a)
Cash	$8.9	$9.3	$7.5
Committed asset-backed facilities	42.6	42.9	43.0
Other unsecured credit facilities	2.3	1.7	1.7
Total liquidity sources	$53.8	$53.9	$52.2

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.4)	$(3.1)	$(3.0)
Committed asset-backed facilities	(23.3)	(25.6)	(19.3)
Other unsecured credit facilities	(0.4)	(0.5)	(0.6)
Total utilization of liquidity	$(27.1)	$(29.2)	$(22.9)

Available liquidity	$26.7	$24.7	$29.3
Other adjustments	0.3	0.5	0.2
Net liquidity available for use	$27.0	$25.2	$29.5
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2025, Ford Credit’s net liquidity available for use was $29.5 billion, $4.3 billion higher than year-end 2024, reflecting strong public market execution in the first quarter. At March 31, 2025, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $52.2 billion, down $1.7 billion from year-end 2024, primarily explained by lower cash.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 and Note 18 of the Notes to the Financial Statements in our 2024 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity and Capital Resources - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2024 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Leverage Calculation
Debt	$129.3	$137.9	$134.3
Equity (a)	13.5	13.8	14.1
Financial statement leverage (to 1)	9.6	10.0	9.5
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At March 31, 2025, Ford Credit’s financial statement leverage was 9.5:1. Ford Credit targets financial statement leverage in the range of 9:1 to 10:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of March 31, 2025, our total Company pension underfunded status reported on our consolidated balance sheets was $219 million and reflects the net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2024	March 31, 2025
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$3.9	$5.0
Add: Noncontrolling interest	0.1	—
Less: Income tax	0.6	(1.2)
Add: Cash tax	(1.2)	(0.9)
Less: Interest on debt	(1.3)	(1.1)
Less: Total pension/OPEB income/(cost)	(2.9)	(0.1)
Add: Pension/OPEB service costs	(0.6)	(0.5)
Net operating profit/(loss) after cash tax	$5.8	$6.1
Less: Special items (excl. pension/OPEB) pre-tax	(2.9)	(1.6)
Adjusted net operating profit/(loss) after cash tax	$8.7	$7.6

Invested Capital
Equity	$42.9	$44.7
Debt (excl. Ford Credit)	20.2	20.9
Net pension and OPEB liability	6.3	4.6
Invested capital (end of period)	$69.3	$70.2
Average invested capital	$68.4	$70.1

ROIC (a)	8.5%	8.6%
Adjusted ROIC (Non-GAAP) (b)	12.7%	10.9%
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

The following rating actions were taken by these NRSROs since the filing of our 2024 Form 10-K Report:

•On February 6, 2025, S&P affirmed the credit ratings for Ford and Ford Credit at BBB- and revised the outlook to negative from stable.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford			Ford Credit			NRSROs
	Issuer Default / Corporate / Issuer Rating	Long-Term Senior Unsecured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	BBB (low)	Stable	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BBB-	BBB-	Stable	BBB-	F3	Stable	BBB-
Moody’s	N/A	Ba1	Stable	Ba1	NP	Stable	Baa3
S&P	BBB-	BBB-	Negative	BBB-	A-3	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
OUTLOOK

Based on our current understanding and our expectation as of May 5, 2025 of how certain details and changes will be resolved related to tariffs, and subject to the uncertainties described in the succeeding paragraph, which could have a significant financial impact, we estimate a gross adverse adjusted EBIT impact of about $2.5 billion and a net adverse adjusted EBIT impact (reflecting expected offsetting actions) of about $1.5 billion for full-year 2025.

Given material near-term risks, especially the potential for industrywide supply chain disruption impacting production, the potential for future or increased tariffs in the United States, changes in the implementation of tariffs including tariff offsets, retaliatory tariffs and other restrictions by other governments and the potential related market impacts, and policy uncertainties associated with tax and emissions policy, we are suspending our full-year 2025 adjusted EBIT and adjusted free cash flow guidance.

In addition, we are suspending our guidance for Ford Blue, Ford Model e, and Ford Pro full-year 2025 segment EBIT and Ford Credit full-year 2025 EBT.

We are also suspending our guidance for full-year 2025 capital spending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2024 Form 10-K Report, as updated by Item 1A. Risk Factors in this Quarterly Report on Form 10-Q as well as our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2024	2025
Net income/(loss) attributable to Ford (GAAP)	$1,332	$471
Income/(Loss) attributable to noncontrolling interests	2	2
Net income/(loss)	$1,334	$473
Less: (Provision for)/Benefit from income taxes	(278)	(148)
Income/(Loss) before income taxes	$1,612	$621
Less: Special items pre-tax	(873)	(110)
Income/(Loss) before special items pre-tax	$2,485	$731
Less: Interest on debt	(278)	(288)
Adjusted EBIT (Non-GAAP)	$2,763	$1,019

Memo:
Revenue ($B)	$42.8	$40.7
Net income/(loss) margin (GAAP) (%)	3.1%	1.2%
Adjusted EBIT margin (Non-GAAP) (%)	6.5%	2.5%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	First Quarter
	2024	2025
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,332	$471
Less: Impact of pre-tax and tax special items	(653)	(81)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,985	$552

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,979	3,968
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	44	43
Diluted shares	4,023	4,011

Earnings/(Loss) per share – diluted (GAAP)	$0.33	$0.12
Less: Net impact of adjustments	(0.16)	(0.02)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.49	$0.14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2024	2025	Memo: FY 2024
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$1,612	$621	$7,233
Less: Impact of special items	(873)	(110)	(1,860)
Adjusted earnings before taxes (Non-GAAP)	$2,485	$731	$9,093

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(278)	$(148)	$(1,339)
Less: Impact of special items	220	29	323
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(498)	$(177)	$(1,662)

Tax Rate (%)
Effective tax rate (GAAP)	17.2%	23.8%	18.5%
Adjusted effective tax rate (Non-GAAP)	20.0%	24.2%	18.3%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2024	2025
Net cash provided by/(used in) operating activities (GAAP)	$1,385	$3,679

Less: Items not included in Company Adjusted Free Cash Flows
Ford Credit operating cash flows	$1,181	$4,106
Funded pension contributions	(550)	(234)
Restructuring (including separations) (a)	(176)	(163)
Ford Credit tax payments/(refunds) under tax sharing agreement	(33)	—
Other, net (b)	(608)	(141)

Add: Items included in Company Adjusted Free Cash Flows
Company excluding Ford Credit capital spending	$(2,073)	$(1,790)
Ford Credit distributions	—	200
Settlement of derivatives	23	1
Company adjusted free cash flow (Non-GAAP)	$(479)	$(1,478)
_________
(a)Restructuring excludes cash flows reported in investing activities.
(b)First quarter 2024 includes a $365 million settlement payment for the Transit Connect customs matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
SUPPLEMENTAL INFORMATION

The tables below provide supplemental consolidating financial information, other financial information, and U.S. sales by type. Company excluding Ford Credit includes our Ford Blue, Ford Model e, and Ford Pro reportable segments, Corporate Other, Interest on Debt, and Special Items. Eliminations, where presented, primarily represent eliminations of intersegment transactions and deferred tax netting.

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2025
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$37,422	$3,237	$40,659
Total costs and expenses	37,619	2,721	40,340
Operating income/(loss)	(197)	516	319
Interest expense on Company debt excluding Ford Credit	288	—	288
Other income/(loss), net	442	54	496
Equity in net income/(loss) of affiliated companies	84	10	94
Income/(Loss) before income taxes	41	580	621
Provision for/(Benefit from) income taxes	(8)	156	148
Net income/(loss)	49	424	473
Less: Income/(Loss) attributable to noncontrolling interests	2	—	2
Net income/(loss) attributable to Ford Motor Company	$47	$424	$471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2025
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$13,413	$7,451	$—	$20,864
Marketable securities	13,581	781	—	14,362
Ford Credit finance receivables, net	—	47,997	—	47,997
Trade and other receivables, net	6,572	10,653	—	17,225
Inventories	17,895	—	—	17,895
Other assets	3,621	1,090	—	4,711
Receivable from other segments	728	2,284	(3,012)	—
Total current assets	55,810	70,256	(3,012)	123,054

Ford Credit finance receivables, net	—	59,049	—	59,049
Net investment in operating leases	1,436	22,384	—	23,820
Net property	42,171	300	—	42,471
Equity in net assets of affiliated companies	5,030	138	—	5,168
Deferred income taxes	16,659	385	(22)	17,022
Other assets	12,284	1,671	—	13,955
Receivable from other segments	77	—	(77)	—
Total assets	$133,467	$154,183	$(3,111)	$284,539
Liabilities
Payables	$25,305	$954	$—	$26,259
Other liabilities and deferred revenue	25,437	2,596	—	28,033
Debt payable within one year	4,286	50,154	—	54,440
Payable to other segments	3,011	1	(3,012)	—
Total current liabilities	58,039	53,705	(3,012)	108,732

Other liabilities and deferred revenue	27,431	1,452	—	28,883
Long-term debt	16,644	84,186	—	100,830
Deferred income taxes	822	634	(22)	1,434
Payable to other segments	—	77	(77)	—
Total liabilities	$102,936	$140,054	$(3,111)	$239,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2025
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$49	$424	$—	$473
Depreciation and tooling amortization	1,230	618	—	1,848
Other amortization	14	(478)	—	(464)
Provision for credit and insurance losses	4	157	—	161
Pension and OPEB expense/(income)	94	—	—	94
Equity method investment (earnings)/losses and impairments in excess of dividends received	(4)	(10)	—	(14)
Foreign currency adjustments	68	(30)	—	38
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(20)	(12)	—	(32)
Stock compensation	115	6	—	121
Provision for/(Benefit from) deferred income taxes	(200)	146	—	(54)
Decrease/(Increase) in finance receivables (wholesale and other)	—	2,427	—	2,427
Decrease/(Increase) in intersegment receivables/payables	65	(65)	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,172)	(122)	—	(1,294)
Decrease/(Increase) in inventory	(2,677)	—	—	(2,677)
Increase/(Decrease) in accounts payable and accrued and other liabilities	2,961	59	—	3,020
Other	(14)	46	—	32
Interest supplements and residual value support to Ford Credit	(940)	940	—	—
Net cash provided by/(used in) operating activities	$(427)	$4,106	$—	$3,679
Cash flows from investing activities
Capital spending	$(1,790)	$(28)	$—	$(1,818)
Acquisitions of finance receivables and operating leases	—	(11,611)	—	(11,611)
Collections of finance receivables and operating leases	—	10,983	—	10,983
Purchases of marketable and other investments	(2,276)	(157)	—	(2,433)
Sales and maturities of marketable securities and other investments	3,524	93	—	3,617
Settlements of derivatives	1	(181)	—	(180)
Capital contributions to equity method investments	(3)	—	—	(3)
Returns of capital from equity method investments	1,700	—	—	1,700
Other	(45)	—	—	(45)
Investing activity (to)/from other segments	200	—	(200)	—
Net cash provided by/(used in) investing activities	$1,311	$(901)	$(200)	$210
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,196)	$—	$—	$(1,196)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	87	(651)	—	(564)
Proceeds from issuance of long-term debt	—	11,979	—	11,979
Payments of long-term debt	(38)	(16,185)	—	(16,223)
Other	(76)	(40)	—	(116)
Financing activity to/(from) other segments	—	(200)	200	—
Net cash provided by/(used in) financing activities	$(1,223)	$(5,097)	$200	$(6,120)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$42	$76	$—	$118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At March 31, 2025, total equity attributable to Ford was $44.6 billion, a decrease of $0.2 billion compared with December 31, 2024. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$0.5
Shareholder distributions	(1.2)
Other comprehensive income/(loss), net	0.5
Common stock issued (including share-based compensation impacts)	—
Total	$(0.2)

U.S. Sales by Type. The following table shows first quarter 2025 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	22,550	16,862
Hybrid Vehicles	51,073	54,398
Internal Combustion Vehicles	427,668	386,333
Total Vehicles	501,291	457,593

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2025, was an asset of $398 million, compared with an asset of $410 million as of December 31, 2024. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.9 billion at March 31, 2025, unchanged from December 31, 2024.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2025, was a liability of $6 million, compared with a liability of $8 million at December 31, 2024. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $191 million at March 31, 2025, compared with $189 million at December 31, 2024.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2025, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $67 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

PRODUCT LIABILITY MATTERS

Brogdon v. Ford. Plaintiffs, the adult children of Debra and Herman Hills, filed this product liability action against Ford in the U.S. District Court for the Middle District of Georgia on May 23, 2023, alleging that the roof of a 2015 Ford F-250 involved in a rollover accident was defectively designed. After a trial in February 2025, a jury found that Ford was responsible for 85% of the damages, resulting in $25.9 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $2.5 billion. We have filed post-trial motions, which are pending before the trial court.

ENVIRONMENTAL MATTERS

Any legal proceeding arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000 is described on page 36 of our 2024 Form 10-K Report.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 37 of our 2024 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

All of the outstanding assessments have been appealed to the relevant administrative court of each jurisdiction and some appeals are now pending in the judicial court system. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral. If we are required to post collateral, which could be in excess of $1 billion for all the cases in the aggregate, we expect it to be in the form of fixed assets, surety bonds, and/or letters of credit, but we may be required to post cash collateral. To date, we have received collateral waivers for most of the cases that have been appealed to the judicial court system, although we have been required to post less than $100 million of collateral. Although the ultimate resolution of these matters may take many years, we consider our overall risk of loss to be remote.

European Commission and U.K. Competition and Markets Authority Matter (as previously reported on page 37 of our 2024 Form 10-K Report). On March 15, 2022, the European Commission (the “Commission”) and the U.K. Competition and Markets Authority (the “CMA”) conducted unannounced inspections at the premises of, and sent formal requests for information to, several companies and associations active in the automotive sector, including Ford. The inspections and requests for information concern possible collusion in relation to the collection, treatment, and recovery of end-of-life cars and vans (“ELVs”). We understand that the scope of the investigations includes determining whether manufacturers and importers of passenger cars and vans agreed to an approach to (i) the compensation of ELV collection, treatment, and recovery companies, and (ii) the use of data relating to the recyclability or recoverability of ELVs in marketing materials, and whether such conduct violates relevant competition laws. On April 1, 2025, the Commission announced that Ford, as well as other companies under investigation, agreed to settle the case. Ford agreed to pay a maximum fine of €41,462,000 and to be jointly and severally liable with its former group companies Volvo and Mazda for a maximum amount of €4,935,000. The CMA simultaneously announced a settlement with Ford, pursuant to which we agreed to pay a maximum fine of £18,541,929.

ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of our 2024 Form 10-K Report and should be read in conjunction with the risk factors described in our 2024 Form 10-K Report:

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, financial crisis, economic downturn or recession (including reduced consumer spending), natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world. In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in our global supply chain, the limited availability of various components and materials, including certain rare earth minerals, that are unique to China, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which we operate.

Changes in international trade policy can also have a substantial adverse effect on our financial condition, results of operations, or our business in general. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on automobiles, parts, and other products and materials have disrupted supply chains, imposed additional costs on our business, and led to other countries attempting to retaliate by imposing tariffs or other barriers, which make our products more expensive for customers, and, in turn, our products less competitive, and this trend may continue. Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs, and uncertainty in the automotive industry, including for Ford, other OEMs, suppliers, and dealers, as well as customers. Moreover, tariffs implemented or increased in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Although there is uncertainty regarding the application, scope, and duration of tariffs, those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, and our supply chain in 2025 and potentially beyond.

With operations in various markets with volatile economic or political environments and our global supply chain and utilization of transportation routes and logistics providers around the world, we are exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, changes to international trade agreements, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact our supply chain as well as our operations and have a substantial adverse effect on our financial condition or results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls (e.g., China’s limitation on exports of rare earth minerals) that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates, disrupt our supply chain and production, and potentially impact the repatriation of earnings.

ITEM 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3-A-1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3-B	By-laws.	Filed as Exhibit 3.1 to our Form 8-K filed on December 9, 2022. (a)
Exhibit 10.1	Annual Performance Bonus Plan Metrics for 2025.	Filed with this Report.
Exhibit 10.2	Performance Stock Unit Award Metrics for 2025.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	May 5, 2025