Form 10-Q
period 2025-06-30
FORD MOTOR CO
filed 2025-07-31
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

or

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

As of July 28, 2025, Ford Motor Company had outstanding 3,909,008,221 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 68

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2024	2025	2024	2025
	Second Quarter		First Half
	(unaudited)
Revenues
Company excluding Ford Credit	$44,811	$46,943	$84,701	$84,365
Ford Credit	2,997	3,241	5,884	6,478
Total revenues (Note 3)	47,808	50,184	90,585	90,843

Costs and expenses
Cost of sales	40,489	44,245	76,965	79,433
Selling, administrative, and other expenses	2,678	2,706	5,054	5,137
Ford Credit interest, operating, and other expenses	2,758	2,722	5,458	5,443
Total costs and expenses	45,925	49,673	87,477	90,013
Operating income/(loss)	1,883	511	3,108	830
Interest expense on Company debt excluding Ford Credit	270	297	548	585
Other income/(loss), net (Note 4)	628	577	1,126	1,073
Equity in net income/(loss) of affiliated companies	197	(250)	364	(156)
Income/(Loss) before income taxes	2,438	541	4,050	1,162
Provision for/(Benefit from) income taxes	605	570	883	718
Net income/(loss)	1,833	(29)	3,167	444
Less: Income/(Loss) attributable to noncontrolling interests	2	7	4	9
Net income/(loss) attributable to Ford Motor Company	$1,831	$(36)	$3,163	$435

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.46	$(0.01)	$0.79	$0.11
Diluted income/(loss)	0.46	(0.01)	0.79	0.11

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,985	3,980	3,982	3,974
Diluted shares	4,022	3,980	4,022	4,018

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2024	2025	2024	2025
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$1,833	$(29)	$3,167	$444
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	(521)	1,272	(635)	1,793
Marketable securities	28	36	20	103
Derivative instruments	43	(410)	248	(539)
Pension and other postretirement benefits	24	17	51	39
Total other comprehensive income/(loss), net of tax	(426)	915	(316)	1,396
Comprehensive income/(loss)	1,407	886	2,851	1,840
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	6	3	8
Comprehensive income/(loss) attributable to Ford Motor Company	$1,406	$880	$2,848	$1,832

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	June 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$22,935	$23,020
Marketable securities (Note 7)	15,413	14,484
Ford Credit finance receivables, net of allowance for credit losses of $247 and $258 (Note 8)	51,850	47,593
Trade and other receivables, less allowances of $84 and $98	14,723	19,709
Inventories (Note 9)	14,951	17,270
Other assets	4,602	4,536
Total current assets	124,474	126,612
Ford Credit finance receivables, net of allowance for credit losses of $617 and $632 (Note 8)	59,786	59,867
Net investment in operating leases	22,947	25,336
Net property	41,928	43,877
Equity in net assets of affiliated companies	6,821	5,038
Deferred income taxes	16,375	17,320
Other assets	12,865	14,675
Total assets	$285,196	$292,725

LIABILITIES
Payables	$24,128	$27,756
Other liabilities and deferred revenue (Note 10 and Note 18)	27,782	30,360
Debt payable within one year (Note 12)
Company excluding Ford Credit	1,756	3,591
Ford Credit	53,193	53,281
Total current liabilities	106,859	114,988
Other liabilities and deferred revenue (Note 10 and Note 18)	28,832	30,242
Long-term debt (Note 12)
Company excluding Ford Credit	18,898	16,742
Ford Credit	84,675	84,113
Deferred income taxes	1,074	1,559
Total liabilities	240,338	247,644

EQUITY
Common Stock, par value $0.01 per share (4,129 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,502	23,715
Retained earnings	33,740	32,352
Accumulated other comprehensive income/(loss) (Note 16)	(9,639)	(8,242)
Treasury stock	(2,810)	(2,810)
Total equity attributable to Ford Motor Company	44,835	45,057
Equity attributable to noncontrolling interests	23	24
Total equity	44,858	45,081
Total liabilities and equity	$285,196	$292,725

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2024	June 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,364
Ford Credit finance receivables, net	60,717	55,627
Net investment in operating leases	13,309	12,436
Other assets	34	15
LIABILITIES
Other liabilities and deferred revenue	$100	$105
Debt	50,855	47,620

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2024	2025
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$3,167	$444
Depreciation and tooling amortization	3,795	3,747
Other amortization	(772)	(929)
Provision for credit and insurance losses	317	323
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	201	187
Equity method investment (earnings)/losses and impairments in excess of dividends received	(124)	261
Foreign currency adjustments	173	62
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	8	(43)
Stock compensation	275	275
Provision for/(Benefit from) deferred income taxes	206	212
Decrease/(Increase) in finance receivables (wholesale and other)	(1,865)	2,927
Decrease/(Increase) in accounts receivable and other assets	(1,603)	(3,500)
Decrease/(Increase) in inventory	(1,845)	(1,476)
Increase/(Decrease) in accounts payable and accrued and other liabilities	5,269	7,293
Other	(309)	213
Net cash provided by/(used in) operating activities	6,893	9,996

Cash flows from investing activities
Capital spending	(4,194)	(3,906)
Acquisitions of finance receivables and operating leases	(29,542)	(24,438)
Collections of finance receivables and operating leases	22,530	22,542
Purchases of marketable securities and other investments	(6,069)	(4,440)
Sales and maturities of marketable securities and other investments	6,812	5,593
Settlements of derivatives	(237)	(104)
Capital contributions to equity method investments	(1,299)	(138)
Returns of capital from equity method investments (Note 17)	16	1,700
Other	62	180
Net cash provided by/(used in) investing activities	(11,921)	(3,011)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,925)	(1,793)
Purchases of common stock	(244)	—
Net changes in short-term debt	(1,008)	(1,110)
Proceeds from issuance of long-term debt	28,960	20,469
Payments of long-term debt	(25,145)	(24,828)
Other	(254)	(146)
Net cash provided by/(used in) financing activities	384	(7,408)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(240)	483

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(4,884)	$60

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,110	$23,190
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(4,884)	60
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$20,226	$23,250

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897
Net income/(loss)	—	—	1,831	—	—	1,831	2	1,833
Other comprehensive income/(loss), net	—	—	—	(425)	—	(425)	(1)	(426)
Common Stock issued (a)	—	145	—	—	—	145	—	145
Treasury stock/other	—	—	—	—	(244)	(244)	—	(244)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2024	$42	$23,270	$32,240	$(9,357)	$(2,628)	$43,567	$28	$43,595

Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660
Net income/(loss)	—	—	(36)	—	—	(36)	7	(29)
Other comprehensive income/(loss), net	—	—	—	916	—	916	(1)	915
Common Stock issued (a)	—	153	—	—	—	153	—	153
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	(7)	(618)
Balance at June 30, 2025	$42	$23,715	$32,352	$(8,242)	$(2,810)	$45,057	$24	$45,081
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

Accounting Standards Issued But Not Yet Adopted

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for our 2025 annual financial statements and will be reflected therein, primarily related to the effective tax rate reconciliation and cash paid for income taxes. There will be no impact to our consolidated income statements, balance sheets, or statements of cash flows.

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated income statements, balance sheets, or statements of cash flows.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$43,542	$—	$43,542
Used vehicles	489	—	489
Services and other revenue (a)	726	42	768
Revenues from sales and services	44,757	42	44,799

Leasing income	54	1,030	1,084
Financing income	—	1,889	1,889
Insurance income	—	36	36
Total revenues	$44,811	$2,997	$47,808

	Second Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,202	$—	$45,202
Used vehicles	780	—	780
Services and other revenue (a)	884	19	903
Revenues from sales and services	46,866	19	46,885

Leasing income	77	1,176	1,253
Financing income	—	2,008	2,008
Insurance income	—	38	38
Total revenues	$46,943	$3,241	$50,184

	First Half 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$82,187	$—	$82,187
Used vehicles	999	—	999
Services and other revenue (a)	1,414	62	1,476
Revenues from sales and services	84,600	62	84,662

Leasing income	101	2,047	2,148
Financing income	—	3,708	3,708
Insurance income	—	67	67
Total revenues	$84,701	$5,884	$90,585

	First Half 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$81,069	$—	$81,069
Used vehicles	1,465	—	1,465
Services and other revenue (a)	1,687	37	1,724
Revenues from sales and services	84,221	37	84,258

Leasing income	144	2,307	2,451
Financing income	—	4,054	4,054
Insurance income	—	80	80
Total revenues	$84,365	$6,478	$90,843
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a decrease in revenue of $256 million in the second quarter of 2024 and an increase in revenue of $90 million in the second quarter of 2025 related to revenue recognized in prior periods.

We had a balance of $5.3 billion and $5.8 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2024 and June 30, 2025, respectively. We expect to recognize approximately $1.0 billion of the unearned amount in the remainder of 2025, $1.6 billion in 2026, and $3.2 billion thereafter. We recognized $427 million and $516 million of unearned amounts from prior years as revenue during the second quarter of 2024 and 2025, respectively, and $858 million and $1.0 billion in the first half of 2024 and 2025, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. Our deferred cost balances were $312 million and $317 million as of December 31, 2024 and June 30, 2025, respectively. We recognized $27 million and $22 million of amortization during the second quarter of 2024 and 2025, respectively, and $53 million and $52 million in the first half of 2024 and 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$105	$14	$81	$25
Investment-related interest income	367	368	777	719
Interest income/(expense) on income taxes	(9)	1	(23)	(16)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	21	11	(8)	43
Gains/(Losses) on changes in investments in affiliates	17	1	24	8
Royalty income	113	107	237	214
Other	14	75	38	80
Total	$628	$577	$1,126	$1,073

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

Our effective tax rate for the second quarter and first half of 2025 was 105.4% and 61.8%, respectively. These rates were impacted by a non-cash charge to deferred tax assets in the second quarter of $471 million associated with resolving transfer pricing matters in certain non-U.S. operations.

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We are analyzing the provisions within the act; however, we do not expect a material impact on our 2025 consolidated financial statements.

During the third quarter of 2025, we expect to recognize a non-cash charge to deferred tax assets of about $400 million to recognize the impact of tax legislation enacted in Germany on July 18, 2025.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Net income/(loss) attributable to Ford Motor Company	$1,831	$(36)	$3,163	$435

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,985	3,980	3,982	3,974
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	37	—	40	44
Diluted shares	4,022	3,980	4,022	4,018

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,099	$854	$1,953
U.S. government agencies	2	2,529	400	2,929
Non-U.S. government and agencies	2	1,073	370	1,443
Corporate debt	2	659	339	998
Total marketable securities classified as cash equivalents		5,360	1,963	7,323
Cash, time deposits, and money market funds		8,303	7,309	15,612
Total cash and cash equivalents		$13,663	$9,272	$22,935

Marketable securities
U.S. government	1	$3,530	$185	$3,715
U.S. government agencies	2	1,691	—	1,691
Non-U.S. government and agencies	2	2,272	79	2,351
Corporate debt	2	6,676	252	6,928
Equities	1	22	—	22
Other marketable securities	2	516	190	706
Total marketable securities		$14,707	$706	$15,413

Restricted cash		$120	$88	$208

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$47	$—	$47

		June 30, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$—	$466	$466
U.S. government agencies	2	2,297	400	2,697
Non-U.S. government and agencies	2	2,545	443	2,988
Corporate debt	2	785	450	1,235
Total marketable securities classified as cash equivalents		5,627	1,759	7,386
Cash, time deposits, and money market funds		8,924	6,710	15,634
Total cash and cash equivalents		$14,551	$8,469	$23,020

Marketable securities
U.S. government	1	$3,446	$231	$3,677
U.S. government agencies	2	1,427	—	1,427
Non-U.S. government and agencies	2	2,378	86	2,464
Corporate debt	2	5,984	255	6,239
Equities	1	26	—	26
Other marketable securities	2	469	182	651
Total marketable securities		$13,730	$754	$14,484

Restricted cash		$131	$99	$230

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,476	$1	$(27)	$3,450	$282	$3,168	$—
U.S. government agencies	1,755	1	(30)	1,726	697	1,010	19
Non-U.S. government and agencies	2,039	1	(39)	2,001	559	1,429	13
Corporate debt	7,295	35	(21)	7,309	2,272	5,033	4
Other marketable securities	486	3	(1)	488	—	411	77
Total	$15,051	$41	$(118)	$14,974	$3,810	$11,051	$113

	June 30, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,137	$17	$(6)	$3,148	$436	$2,641	$71
U.S. government agencies	1,997	10	(16)	1,991	696	1,261	34
Non-U.S. government and agencies	1,702	4	(18)	1,688	429	1,206	53
Corporate debt	6,676	64	(3)	6,737	2,100	4,528	109
Other marketable securities	439	3	—	442	72	366	4
Total	$13,951	$98	$(43)	$14,006	$3,733	$10,002	$271

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Company excluding Ford Credit
Sales proceeds	$2,715	$992	$6,434	$3,441
Gross realized gains	3	4	5	9
Gross realized losses	8	1	16	4

We determine credit losses on AFS debt securities using the specific identification method. During the first half of 2025, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2024	June 30, 2025
Cash and cash equivalents	$22,935	$23,020
Restricted cash (a)	208	230
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	47	—
Total cash, cash equivalents, and restricted cash	$23,190	$23,250
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2024	June 30, 2025
Consumer
Retail installment contracts, gross	$79,459	$78,542
Finance leases, gross	8,357	9,391
Retail financing, gross	87,816	87,933
Unearned interest supplements	(4,598)	(4,330)
Consumer finance receivables	83,218	83,603
Non-Consumer
Dealer financing	29,282	24,747
Non-Consumer finance receivables	29,282	24,747
Total recorded investment	$112,500	$108,350

Recorded investment in finance receivables	$112,500	$108,350
Allowance for credit losses	(864)	(890)
Total finance receivables, net	$111,636	$107,460

Current portion	$51,850	$47,593
Non-current portion	59,786	59,867
Total finance receivables, net	$111,636	$107,460

Net finance receivables subject to fair value (a)	$103,755	$98,614
Fair value (b)	103,231	98,947
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2024 and 2025 was $122 million and $148 million, respectively, and for the first half of 2024 and 2025 was $239 million and $285 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2024 and June 30, 2025, accrued interest was $335 million and $291 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2024 and June 30, 2025 were consumer receivables of $47.6 billion and $43.0 billion, respectively, and non-consumer receivables of $24.4 billion and $21.9 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at June 30, 2025 and gross charge-offs during the first half of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31 - 60 days past due	$84	$79	$148	$219	$233	$45	$808	1.0%
Greater than 60 days past due	30	31	53	76	78	23	291	0.3
Total past due	114	110	201	295	311	68	1,099	1.3
Current	2,268	3,687	9,187	19,846	32,089	15,427	82,504	98.7
Total	$2,382	$3,797	$9,388	$20,141	$32,400	$15,495	$83,603	100.0%

Gross charge-offs	$31	$30	$64	$92	$92	$4	$313

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

The credit quality analysis of dealer financing receivables at June 30, 2025 and gross charge-offs during the first half of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total		Total	Percent
Group I	$315	$78	$34	$196	$118	$130	$871	$20,047	$20,918	84.5%
Group II	24	9	3	35	10	39	120	3,044	3,164	12.8
Group III	1	—	—	—	1	7	9	590	599	2.4
Group IV	—	—	—	—	—	1	1	65	66	0.3
Total (a)	$340	$87	$37	$231	$129	$177	$1,001	$23,746	$24,747	100.0%

Gross charge-offs	$—	$—	$—	$3	$—	$—	$3	$11	$14
__________
(a)Total past due dealer financing receivables at June 30, 2025 were $4 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2024			First Half 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$877	$3	$880	$879	$3	$882
Charge-offs	(124)	(7)	(131)	(253)	(7)	(260)
Recoveries	42	—	42	81	3	84
Provision for credit losses	87	8	95	178	5	183
Other (a)	(6)	—	(6)	(9)	—	(9)
Ending balance	$876	$4	$880	$876	$4	$880

	Second Quarter 2025			First Half 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$872	$9	$881	$860	$4	$864
Charge-offs	(147)	(13)	(160)	(313)	(14)	(327)
Recoveries	45	—	45	85	—	85
Provision for credit losses	105	9	114	240	14	254
Other (a)	10	—	10	13	1	14
Ending balance	$885	$5	$890	$885	$5	$890
__________
(a)    Primarily represents amounts related to foreign currency translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2024	June 30, 2025
Raw materials, work-in-process, and supplies	$5,394	$5,865
Finished products	9,557	11,405
Total inventories	$14,951	$17,270

Our finished product inventory at June 30, 2025 was higher than at December 31, 2024, reflecting higher in-transit and in-plant inventory.

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	June 30, 2025
Current
Dealer and dealers’ customer allowances and claims	$14,140	$15,250
Deferred revenue	3,331	4,526
Employee benefit plans	2,457	2,386
Accrued interest	1,346	1,399
Operating lease liabilities	558	584
OPEB (a)	335	339
Pension (a)	215	223
Other (b)	5,400	5,653
Total current other liabilities and deferred revenue	$27,782	$30,360

Non-current
Dealer and dealers’ customer allowances and claims	$9,836	$11,221
Deferred revenue	4,910	5,090
Pension (a)	4,470	4,149
OPEB (a)	4,080	4,076
Operating lease liabilities	1,782	1,928
Employee benefit plans	806	764
Other (b)	2,948	3,014
Total non-current other liabilities and deferred revenue	$28,832	$30,242
__________
(a)Balances at June 30, 2025 reflect pension and OPEB liabilities at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024. Included in Other assets are pension assets of $4.1 billion and $4.5 billion at December 31, 2024 and June 30, 2025, respectively.
(b)Includes current derivative liabilities of $1.0 billion and $0.7 billion at December 31, 2024 and June 30, 2025, respectively. Includes non-current derivative liabilities of $0.9 billion and $0.7 billion at December 31, 2024 and June 30, 2025, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	2024			2025
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$73	$61	$6	$52	$50	$5
Interest cost	401	233	56	393	238	55
Expected return on assets	(455)	(252)	—	(457)	(289)	—
Amortization of prior service costs/(credits)	24	6	3	22	6	2
Net remeasurement (gain)/loss	—	(172)	—	—	—	—
Separation costs/other	1	53	—	5	11	—
Settlements and curtailments	—	(3)	—	—	—	—
Net periodic benefit cost/(income)	$44	$(74)	$65	$15	$16	$62

	First Half
	2024			2025
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$146	$124	$12	$104	$98	$10
Interest cost	801	468	113	786	462	110
Expected return on assets	(910)	(507)	—	(913)	(567)	—
Amortization of prior service costs/(credits)	47	12	5	44	12	4
Net remeasurement (gain)/loss	—	(183)	—	—	(10)	—
Separation costs/other	9	67	—	12	35	—
Settlements and curtailments	—	(3)	—	—	—	—
Net periodic benefit cost/(income)	$93	$(22)	$130	$33	$30	$124

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2025, we continue to expect to contribute about $800 million of cash to our global funded pension plans. We also expect to make about $450 million of benefit payments to participants in unfunded plans. In the first half of 2025, we contributed $515 million to our global funded pension plans and made $218 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2024	June 30, 2025
Company excluding Ford Credit
Debt payable within one year
Short-term	$632	$913
Long-term debt payable within one year
U.K. Export Finance Program	784	—
Public unsecured debt securities	176	176
Convertible notes (a)	—	2,300
Other debt (including finance leases) (b)	176	208
Unamortized (discount)/premium	(11)	(1)
Unamortized issuance costs	(1)	(5)
Total debt payable within one year	1,756	3,591
Long-term debt payable after one year
Public unsecured debt securities	14,759	14,759
Convertible notes (a)	2,300	—
U.K. Export Finance Program (c)	940	1,028
Other debt (including finance leases) (b)	1,160	1,199
Unamortized (discount)/premium	(109)	(105)
Unamortized issuance costs	(152)	(139)
Total long-term debt payable after one year	18,898	16,742
Total Company excluding Ford Credit	$20,654	$20,333
Fair value of Company debt excluding Ford Credit (d)	$20,178	$19,659
Ford Credit
Debt payable within one year
Short-term	$17,413	$17,039
Long-term payable within one year
Unsecured debt	12,871	14,362
Asset-backed debt	23,050	21,960
Unamortized (discount)/premium	2	—
Unamortized issuance costs	(18)	(21)
Fair value adjustments (e)	(125)	(59)
Total debt payable within one year	53,193	53,281
Long-term debt payable after one year
Unsecured debt	49,607	52,005
Asset-backed debt	36,224	32,615
Unamortized (discount)/premium	(20)	(21)
Unamortized issuance costs	(217)	(214)
Fair value adjustments (e)	(919)	(272)
Total long-term debt payable after one year	84,675	84,113
Total Ford Credit	$137,868	$137,394
Fair value of Ford Credit debt (d)	$140,046	$139,148
__________
(a)As of June 30, 2025, each $1,000 principal amount of the notes will be convertible into 73.523 shares of our Common Stock, which is equivalent to a conversion price of approximately $13.60 per share. We recognized issuance cost amortization of $2 million during both the second quarter of 2024 and 2025 and $3 million during both the first half of 2024 and 2025.
(b)At December 31, 2024 and June 30, 2025, long-term finance leases payable within one year were $94 million and $119 million, respectively, and long-term finance leases payable after one year were $711 million and $751 million, respectively.
(c)On July 23, 2025, Ford of Britain entered into a £1 billion term loan credit facility. Although not included in the table above, on July 28, 2025, Ford of Britain drew the full £1 billion available under the facility.
(d)At December 31, 2024 and June 30, 2025, the fair value of debt includes $632 million and $913 million of Company excluding Ford Credit short-term debt, respectively, and $16.2 billion and $15.9 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(e)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(411) million at December 31, 2024 and June 30, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $41.8 billion at December 31, 2024 and June 30, 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into derivative contracts. We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2024	2025	2024	2025
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$50	$21	$64	$95
Commodity contracts (b)	(3)	(1)	(29)	10
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(106)	(44)	(202)	(92)
Fair value changes on hedging instruments	(26)	235	(269)	564
Fair value changes on hedged debt	17	(219)	237	(543)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(35)	(18)	(64)	(43)
Fair value changes on hedging instruments	(47)	358	(111)	504
Fair value changes on hedged debt	40	(339)	102	(475)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	126	(69)	195	(9)
Cross-currency interest rate swap contracts	(30)	246	(196)	348
Interest rate contracts	3	(18)	51	(63)
Commodity contracts	9	11	(11)	22
Total	$(2)	$163	$(233)	$318
__________
(a)For the second quarter and first half of 2024, a $49 million gain and a $337 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2025, a $527 million loss and a $605 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the second quarter and first half of 2024, a $54 million gain and a $22 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2025, a $12 million gain and an $8 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2024, an $81 million gain and a $58 million gain, respectively, were reported in Cost of sales, and a $45 million gain and a $137 million gain, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2025, a $56 million gain and a $126 million gain, respectively, were reported in Cost of sales, and a $125 million loss and a $135 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			June 30, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$20,027	$578	$123	$17,900	$75	$245
Commodity contracts	959	22	13	966	19	9
Fair value hedges
Interest rate contracts	16,194	66	645	19,563	457	309
Cross-currency interest rate swap contracts	3,802	9	139	3,802	381	—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,799	301	192	26,220	291	315
Cross-currency interest rate swap contracts	5,455	133	246	5,325	352	49
Interest rate contracts	76,977	305	845	84,941	330	804
Commodity contracts	944	14	31	882	19	20
Total derivative financial instruments, gross (a) (b)	$145,157	$1,428	$2,234	$159,599	$1,924	$1,751

Current portion		$869	$1,311		$544	$1,017
Non-current portion		559	923		1,380	734
Total derivative financial instruments, gross		$1,428	$2,234		$1,924	$1,751
__________
(a)At December 31, 2024 and June 30, 2025, we held collateral of $27 million and $38 million, respectively, and we posted collateral of $127 million and $125 million, respectively.
(b)At December 31, 2024 and June 30, 2025, the fair value of assets and liabilities available for counterparty netting was $780 million and $1,067 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 14. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES

We generally record costs associated with voluntary separations at the time of employee acceptance. We generally record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

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

In 2023, 2024, and 2025, we also had separation programs for salaried workers, primarily in Europe, and expect these programs to be substantially complete by the end of 2027. In addition, in 2024, we offered voluntary separation packages to certain members of our hourly workforce in North America, and these programs are substantially complete.

The following table summarizes the activities for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Beginning balance	$1,466	$999	$1,086	$1,098
Changes in accruals (a)	195	51	789	98
Payments	(315)	(67)	(503)	(245)
Foreign currency translation and other	(13)	67	(39)	99
Ending balance	$1,333	$1,050	$1,333	$1,050
__________
(a)Excludes pension costs of $50 million and $11 million in the second quarter of 2024 and 2025, respectively, and $64 million and $35 million in the first half of 2024 and 2025, respectively.

We recorded costs of $853 million and $133 million in the first half of 2024 and 2025, respectively, related to the initiated actions above. We estimate that we will incur about $500 million in total charges in 2025 related to such actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Foreign currency translation
Beginning balance	$(5,557)	$(6,378)	$(5,443)	$(6,899)
Gains/(Losses) on foreign currency translation	(496)	1,229	(614)	1,726
Less: Tax/(Tax benefit) (a)	23	(44)	19	(72)
Net gains/(losses) on foreign currency translation	(519)	1,273	(633)	1,798
(Gains)/Losses reclassified from AOCI to net income (b)	(1)	—	(1)	(4)
Other comprehensive income/(loss), net of tax (c)	(520)	1,273	(634)	1,794
Ending balance	$(6,077)	$(5,105)	$(6,077)	$(5,105)

Marketable securities
Beginning balance	$(178)	$17	$(170)	$(50)
Gains/(Losses) on available for sale securities	30	51	15	139
Less: Tax/(Tax benefit)	5	13	3	32
Net gains/(losses) on available for sale securities	25	38	12	107
(Gains)/Losses reclassified from AOCI to net income	5	(3)	11	(5)
Less: Tax/(Tax benefit)	2	(1)	3	(1)
Net (gains)/losses reclassified from AOCI to net income (b)	3	(2)	8	(4)
Other comprehensive income/(loss), net of tax	28	36	20	103
Ending balance	$(150)	$53	$(150)	$53

Derivative instruments
Beginning balance	$(126)	$148	$(331)	$277
Gains/(Losses) on derivative instruments	103	(515)	359	(597)
Less: Tax/(Tax benefit)	24	(120)	84	(139)
Net gains/(losses) on derivative instruments	79	(395)	275	(458)
(Gains)/Losses reclassified from AOCI to net income	(47)	(20)	(35)	(105)
Less: Tax/(Tax benefit)	(11)	(5)	(8)	(24)
Net (gains)/losses reclassified from AOCI to net income (d)	(36)	(15)	(27)	(81)
Other comprehensive income/(loss), net of tax	43	(410)	248	(539)
Ending balance	$(83)	$(262)	$(83)	$(262)

Pension and other postretirement benefits
Beginning balance	$(3,071)	$(2,945)	$(3,098)	$(2,967)
Amortization and recognition of prior service costs/(credits)	33	30	64	60
Less: Tax/(Tax benefit)	7	8	15	15
Net prior service costs/(credits) reclassified from AOCI to net income	26	22	49	45
Translation impact on non-U.S. plans	(2)	(5)	2	(6)
Other comprehensive income/(loss), net of tax	24	17	51	39
Ending balance	$(3,047)	$(2,928)	$(3,047)	$(2,928)

Total AOCI ending balance at June 30	$(9,357)	$(8,242)	$(9,357)	$(8,242)
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
(c)Excludes a $1 million loss related to noncontrolling interests in both 2024 and 2025, respectively.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $136 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $9.3 billion and $7.6 billion at December 31, 2024 and June 30, 2025, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion at both December 31, 2024 and June 30, 2025, related to certain obligations of our VIEs, and is also included in Note 18.

In July 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that is building and will operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the United States Department of Energy (“DOE”) of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford has agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After drawing on the BOSK DOE Loan, BOSK has distributed $3.1 billion (including $1.7 billion in the first quarter of 2025) to Ford as returns of capital. As of June 30, 2025, Ford has recognized contributions (net of returns of capital) to BOSK of $2.6 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.3 billion and $5.4 billion at December 31, 2024 and June 30, 2025, respectively. See Note 17 for additional information. The carrying value of recorded liabilities related to financial guarantees was $144 million and $109 million at December 31, 2024 and June 30, 2025, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the probable amount of payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2024 and June 30, 2025.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include, but are not limited to, matters arising out of alleged defects in our products; product warranties; governmental regulations relating to safety, emissions, and fuel economy or other matters; government incentives; tax matters, including trade and customs; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages that are significant, or demands for field service actions, environmental remediation programs, sanctions, loss of government incentives, assessments, or other relief, which, if granted, would require significant expenditures.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2024	2025
Beginning balance	$11,504	$14,032
Payments made during the period	(2,862)	(2,801)
Changes in accrual related to warranties issued during the period	2,671	3,351
Changes in accrual related to pre-existing warranties	1,438	1,586
Foreign currency translation and other	(198)	69
Ending balance	$12,553	$16,237

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above, which includes a $571 million charge in the second quarter of 2025 for a field service action related to fuel injectors. In addition, our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.7 billion in the aggregate.

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

Ford Model e Segment

Ford Model e primarily includes the sale of our electric vehicles, service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing EV and digital vehicle technologies, as well as software development. Additionally, this segment provides software and connected vehicle technologies on behalf of the enterprise, and manufactures certain EVs, including for Ford Pro. Ford Model e operates in North America, Europe, and China. Ford Model e also includes EV and related sales not considered core to Ford Pro to commercial, government, and rental customers in Europe, China, and Mexico.

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

Special Items

Special Items are presented as a separate reconciling item. They consist of (i) pension and OPEB remeasurement gains and losses, (ii) significant personnel expenses, supplier- and dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix, and (iii) other items that we do not generally consider to be indicative of earnings from ongoing operating activities. Our management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. We also report these special items separately to help investors track amounts related to these activities and to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when analyzing operating results.

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

Assets are reported in each segment, aligned to the appropriate operational responsibility. Manufacturing assets, e.g., our plants and the machinery and equipment therein, are included in our Ford Blue and Ford Model e segments. Manufacturing assets producing only, or primarily, EVs and related components are reflected in Ford Model e. Manufacturing assets that support the production of ICE and hybrid vehicles, including those producing ICE and electric vehicles in the same facility, are included in Ford Blue. Company-owned vendor tooling dedicated to producing EV parts is reported in Ford Model e. Purchased regulatory credit compliance assets are reported in Ford Blue. There are no Ford manufacturing, Company-owned vendor tooling, or regulatory credit compliance assets reported in Ford Pro. Depreciation and amortization expense is reflected on the basis of production volume. Regulatory compliance credit expense is allocated by vehicle line between the Ford Blue and Ford Pro segments. Regardless of the segment reporting the asset, the related expenses are reported in the segment that reports the external vehicle sale.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
Second Quarter 2024
External revenues	$26,670	$1,150	$16,988	$2,997	$3	$47,808
Intersegment revenues (b)	11,306	112	—	—	(11,418)	—
Total revenues	$37,976	$1,262	$16,988	$2,997	$(11,415)	$47,808
Other segment items (c)	36,809	2,412	14,426	2,654
Segment EBIT/EBT	$1,167	$(1,150)	$2,562	$343		$2,922
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(165)
Interest on debt (excludes $1,897 of Ford Credit interest on debt)						(270)
Special items (d)						(49)
Income/(Loss) before income taxes						$2,438

Other Segment Disclosures
Depreciation and tooling amortization	$754	$152	$356	$623	$29	$1,914
Investment-related interest income	41	—	13	122	191	367
Equity in net income/(loss) of affiliated companies	95	(20)	111	10	1	197
Cash outflow for capital spending (e)	1,051	973	8	22	46	2,100
Total assets	59,907	16,861	3,287	150,159	46,372	276,586

Second Quarter 2025
External revenues	$25,784	$2,357	$18,797	$3,241	$5	$50,184
Intersegment revenues (b)	13,527	192	—	—	(13,719)	—
Total revenues	$39,311	$2,549	$18,797	$3,241	$(13,714)	$50,184
Other segment items (c)	38,650	3,878	16,479	2,596
Segment EBIT/EBT	$661	$(1,329)	$2,318	$645		$2,295
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(155)
Interest on debt (excludes $1,759 of Ford Credit interest on debt)						(297)
Special items (f)						(1,302)
Income/(Loss) before income taxes						$541

Other Segment Disclosures
Depreciation and tooling amortization	$764	$154	$349	$615	$17	$1,899
Investment-related interest income	50	1	15	91	211	368
Equity in net income/(loss) of affiliated companies	52	(17)	96	13	(394)	(250)
Cash outflow for capital spending (e)	1,063	952	16	34	23	2,088
Total assets	64,141	16,304	4,566	157,804	49,910	292,725

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
First Half 2024
External revenues	$48,424	$1,266	$35,007	$5,884	$4	$90,585
Intersegment revenues (b)	23,047	133	—	—	(23,180)	—
Total revenues	$71,471	$1,399	$35,007	$5,884	$(23,176)	$90,585
Other segment items (c)	69,403	3,876	29,439	5,215
Segment EBIT/EBT	$2,068	$(2,477)	$5,568	$669		$5,828
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(308)
Interest on debt (excludes $3,745 of Ford Credit interest on debt)						(548)
Special items (g)						(922)
Income/(Loss) before income taxes						$4,050

Other Segment Disclosures
Depreciation and tooling amortization	$1,479	$295	$716	$1,245	$60	$3,795
Investment-related interest income	77	1	24	267	408	777
Equity in net income/(loss) of affiliated companies	156	(39)	228	18	1	364
Cash outflow for capital spending (e)	2,100	1,948	17	43	86	4,194

First Half 2025
External revenues	$46,781	$3,599	$33,978	$6,478	$7	$90,843
Intersegment revenues (b)	24,132	308	—	—	(24,440)	—
Total revenues	$70,913	$3,907	$33,978	$6,478	$(24,433)	$90,843
Other segment items (c)	70,156	6,085	30,351	5,253
Segment EBIT/EBT	$757	$(2,178)	$3,627	$1,225		$3,431
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(272)
Interest on debt (excludes $3,549 of Ford Credit interest on debt)						(585)
Special items (f)						(1,412)
Income/(Loss) before income taxes						$1,162

Other Segment Disclosures
Depreciation and tooling amortization	$1,493	$292	$697	$1,233	$32	$3,747
Investment-related interest income	98	2	30	182	407	719
Equity in net income/(loss) of affiliated companies	114	(37)	136	23	(392)	(156)
Cash outflow for capital spending (e)	2,050	1,713	23	62	58	3,906
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
(c)Other segment items for the Ford Blue, Ford Model e, and Ford Pro segments primarily consists of: material costs (including commodities and components and purchased vehicles from partners), manufacturing costs (including hourly and salaried wages and fringe, and plant overhead such as utilities and taxes), warranty coverages and field service action costs (including estimated costs to repair, replace, or adjust parts on a vehicle that are defective in factory supplied materials or workmanship), freight and duty costs (including related to the receiving and shipping of components and vehicles), vehicle and software engineering and connectivity costs (including wages and fringe for personnel, prototype materials, testing, and outside services), spending-related costs (including depreciation and amortization of manufacturing and engineering assets, asset retirements, and operating leases), advertising and sales promotions costs (including costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and auto shows), and administrative, IT, and selling costs (primarily including wages and fringe for salaried personnel and purchased services). Other segment items for Ford Credit primarily consists of interest expense and depreciation.
(d)Primarily reflects restructuring actions in Europe (which triggered remeasurement of certain European pension plans) and updated assumptions for the duration of the Oakville Assembly Plant changeover, which is now shorter than originally planned.
(e)Ford Blue recognized $248 million and $195 million of spending attributable to electric vehicles at shared manufacturing plants during the second quarter of 2024 and 2025, respectively, and $471 million and $358 million in the first half of 2024 and 2025, respectively. Total electric vehicle spending, including Ford Blue and Ford Model e, was $1,221 million and $1,147 million during the second quarter of 2024 and 2025, respectively, and $2,419 million and $2,071 million in the first half of 2024 and 2025, respectively.
(f)Primarily reflects a field service action for fuel injectors, our share of equity method investment asset impairments and write downs and other expenses, and charges related to the cancellation of a previously planned all-electric three-row SUV program and resulting actions.
(g)Primarily reflects restructuring actions in Europe, buyouts for hourly employees in North America, and the extended duration of the Oakville Assembly Plant changeover.

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

Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs (both directly and indirectly), and uncertainty in the automotive industry, including for Ford, other OEMs, suppliers, and dealers, as well as customers. Moreover, tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Tariffs have affected and will continue to affect all OEMs, to various degrees.

In the second quarter of 2025, Ford’s net EBIT impact related to tariffs implemented or revised in 2025 was about $800 million, including the impact of preferential tariff treatment and import adjustment offset amounts. These offsets are subject to periodic approval by the U.S. Department of Commerce and may be revised based on ultimate production and import levels.

Although there is uncertainty regarding the application, scope, duration, and timing for implementation of tariffs (including related offsets), those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, and our supply chain in 2025 and beyond.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see the Outlook section on page 55 of this 10-Q Report and Item 1A. Risk Factors in our 2024 Form 10-K Report as updated by Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Electric Vehicle Market

Although we continue to invest in our electric vehicle strategy, we have observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led us, and may in the future lead us, to adjust our investments, spending, production, and/or product or future technology launches to better match the pace of electric vehicle adoption. We previously announced the cancellation of an all-electric three-row SUV program. In addition to incurring expenses of $1.3 billion through the first quarter of 2025 for the cancellation of that program and for which we may continue to incur expenses, the impact of that cancellation has resulted in changes to future technology and product launches, for which we have incurred and may continue to incur additional expenses. In the second quarter of 2025, we recorded $308 million of expenses related to the program cancellation and resulting actions. We may incur additional expenses and cash expenditures of about $1.5 billion and will reflect those in the quarter they are incurred as a special item. Further, significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions, and we may continue to incur expenses related to payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), asset write-downs, or other matters. These market dynamics may continue to occur, which could have a substantial adverse impact on our business, including our investments in supply, production capacity, and equity method investments. In addition, policy changes in the United States are currently phasing out certain demand-side incentives to purchase EVs and may further reduce supply-side benefits to produce EVs, all of which may result in slower adoption of EVs or otherwise disrupt the market for EVs.

Further, the pace of EV adoption and slower-than-anticipated development of the EV market may impact our strategy to comply with regulatory standards. Although recent actions taken or expected to be taken in the United States and elsewhere may reduce the stringency of such standards, if consumers do not purchase our EVs and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult for Ford to meet applicable environmental standards in certain markets and may force us to take various product-led actions (e.g., curtailing the production and sale of certain internal combustion vehicles) that could have substantial adverse effects on our sales volume and operations. As previously reported, we have entered into agreements to purchase regulatory compliance credits for current and future model years in various regions, as, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
compliance. Our obligations under these agreements generally are dependent on the continued existence of an underlying regulatory compliance requirement in the applicable jurisdiction. Following federal legislative action taken in the United States in the second quarter of 2025 that eliminated certain state compliance programs, we exercised our contractual right to terminate some of the credit purchase transactions under those agreements. As a result of these terminations, in addition to the delivery of credits to us under our purchase agreements and accruals we recorded for credits we are obligated to receive, our future purchase obligations under our compliance credit purchase agreements as of June 30, 2025 totaled about $2.8 billion, down from about $4.2 billion at December 31, 2024. In addition, we have written off, and may in the future write off, compliance credit assets that we are no longer able to use as a result of legislative or regulatory changes. Write-offs to date for such credit assets have been immaterial.

See Item 1A. Risk Factors in our 2024 Form 10-K Report for additional discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the second quarter of 2025, the net loss attributable to Ford Motor Company was $36 million, and Company adjusted EBIT was $2,140 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail in Note 19 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when analyzing operating results. Our pre-tax and tax special items were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Restructuring (by Geography)
Europe	$(226)	$(18)	$(547)	$(50)
North America Hourly Buyouts	—	—	(260)	—
Subtotal Restructuring	$(226)	$(18)	$(807)	$(50)
Other Items
Fuel injector field service action	$—	$(571)	$—	$(571)
EV program cancellation	—	(308)	—	(372)
Ford share of equity method investment’s asset impairments	—	(201)	—	(201)
Ford share of BlueOval SK’s asset write down / other	—	(193)	—	(193)
Extended Oakville Assembly Plant Changeover	45	—	(246)	—
Other	7	—	9	—
Subtotal Other Items	$52	$(1,273)	$(237)	$(1,337)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$172	$—	$183	$10
Pension settlements, curtailments, and separations costs	(47)	(11)	(61)	(35)
Subtotal Pension and OPEB Gain/(Loss)	$125	$(11)	$122	$(25)
Total EBIT Special Items	$(49)	$(1,302)	$(922)	$(1,412)

Provision for/(Benefit from) tax special items (a)	$30	$233	$(190)	$204
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $1,302 million of pre-tax special item charges in the second quarter of 2025, primarily reflecting a field service action for fuel injectors, expenses related to the cancellation of a previously planned all-electric three-row SUV program and resulting actions (for additional details, please see the discussion of the Electric Vehicle Market in the “Recent Developments” section on page 34), our share of asset impairments at an equity method investment, and our share of BOSK’s asset write downs and other expenses due to BOSK’s alternative capacity usage plans.

We recorded a $233 million provision for tax special items in the second quarter of 2025, including a $471 million non-cash charge to deferred tax assets associated with resolving transfer price matters in certain non-U.S. operations.

In Note 19 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our second quarter and first half 2025 key metrics for the Company, compared to a year ago.

	Second Quarter			First Half
	2024	2025	H / (L)	2024	2025	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$5.5	$6.3	$0.8	$6.9	$10.0	$3.1
Revenue ($M)	47,808	50,184	5%	90,585	90,843	—%
Net Income/(Loss) ($M)	1,831	(36)	$(1,867)	3,163	435	$(2,728)
Net Income/(Loss) Margin (%)	3.8%	(0.1)%	(3.9) ppts	3.5%	0.5%	(3.0) ppts
EPS (Diluted)	$0.46	$(0.01)	$(0.47)	$0.79	$0.11	$(0.68)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$3.2	$2.8	$(0.4)	$2.8	$1.3	$(1.4)
Company Adj. EBIT ($M)	2,757	2,140	(617)	5,520	3,159	(2,361)
Company Adj. EBIT Margin (%)	5.8%	4.3%	(1.5) ppts	6.1%	3.5%	(2.6) ppts
Adjusted EPS (Diluted)	$0.47	$0.37	$(0.10)	$0.97	$0.51	$(0.46)
Adjusted ROIC (Trailing Four Quarters)	11.1%	10.1%	(1.0) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2025, our diluted earnings per share of Common and Class B Stock was a loss of $0.01, and our diluted adjusted earnings per share was $0.37.

Net income/(loss) margin was negative 0.1% in the second quarter of 2025, down 3.9 percentage points from a year ago. Company adjusted EBIT margin was 4.3% in the second quarter of 2025, down 1.5 percentage points from a year ago.

The table below shows the details of our second quarter and first half 2025 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	Second Quarter			First Half
	2024	2025	H / (L)	2024	2025	H / (L)
Ford Blue	$1,167	$661	$(506)	$2,068	$757	$(1,311)
Ford Model e	(1,150)	(1,329)	(179)	(2,477)	(2,178)	299
Ford Pro	2,562	2,318	(244)	5,568	3,627	(1,941)
Ford Credit	343	645	302	669	1,225	556
Corporate Other	(165)	(155)	10	(308)	(272)	36
Company Adjusted EBIT (a)	2,757	2,140	(617)	5,520	3,159	(2,361)
Interest on Debt	(270)	(297)	(27)	(548)	(585)	(37)
Special Items	(49)	(1,302)	(1,253)	(922)	(1,412)	(490)
Taxes / Noncontrolling Interests	(607)	(577)	30	(887)	(727)	160
Net Income/(Loss)	$1,831	$(36)	$(1,867)	$3,163	$435	$(2,728)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $1,867 million in net income and $617 million in Company adjusted EBIT in the second quarter of 2025 was driven by lower Ford Blue, Ford Pro, and Model e EBIT, offset partially by higher Ford Credit EBT. The decrease in net income was also driven by higher special item charges, as described on page 36.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide second quarter and first half 2025 key metrics and the change in second quarter 2025 EBIT compared with second quarter 2024 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, Ford Pro Causal Factors.

Ford Blue Segment

	Second Quarter			First Half
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000) (a)	741	696	(45)	1,367	1,284	(84)
Revenue ($M)	$26,670	$25,784	$(886)	$48,424	$46,781	$(1,643)
EBIT ($M)	1,167	661	(506)	2,068	757	(1,311)
EBIT Margin (%)	4.4%	2.6%	(1.8) ppts	4.3%	1.6%	(2.7) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 105,000 units in Q2 2024 and 97,000 units in Q2 2025).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2024 EBIT	$1,167
Volume / Mix	(508)
Net Pricing	174
Cost	307
Exchange	(383)
Other	(96)
Second Quarter 2025 EBIT	$661

In the second quarter of 2025, Ford Blue’s wholesales decreased 6% from a year ago. The decrease primarily reflects lower F-150 wholesales due to the non-repeat of the stock build in 2024 following the launch of the new model. Second quarter 2025 revenue decreased 3%, driven primarily by lower wholesales and unfavorable exchange, offset partially by favorable mix and pricing.

Ford Blue’s second quarter 2025 EBIT was $661 million, a decrease of $506 million from a year ago, with an EBIT margin of 2.6%. The lower EBIT primarily reflects lower volume and adverse exchange, offset partially by lower costs and favorable net pricing. The lower costs reflect ongoing cost reduction initiatives, including lower warranty costs, which more than offset increased tariff-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Second Quarter			First Half
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000)	26	60	34	36	91	55
Revenue ($M)	$1,150	$2,357	$1,207	$1,266	$3,599	$2,333
EBIT ($M)	(1,150)	(1,329)	(179)	(2,477)	(2,178)	299
EBIT Margin (%)	(99.9)%	(56.4)%	43.6 ppts	(195.5)%	(60.5)%	135.0 ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2024 EBIT	$(1,150)
Volume / Mix	(24)
Net Pricing	(52)
Cost	(113)
Exchange	3
Other	7
Second Quarter 2025 EBIT	$(1,329)

In the second quarter of 2025, Ford Model e’s wholesales increased significantly from a year ago, primarily due to the launch of EV products in Europe, including the Explorer, Puma, and Capri, and higher F-150 Lightning and Mustang Mach-E wholesales in North America. Second quarter 2025 revenue increased by $1,207 million, reflecting higher wholesales.

Ford Model e’s second quarter 2025 EBIT loss was $1,329 million, a $179 million higher loss than a year ago, with an EBIT margin of negative 56.4%. The increased EBIT loss was primarily driven by tariff-related costs, volume-related manufacturing costs, and adverse net pricing.

Ford Pro Segment

	Second Quarter			First Half
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000) (a)	375	429	54	783	781	(2)
Revenue ($M)	$16,988	$18,797	$1,809	$35,007	$33,978	$(1,029)
EBIT ($M)	2,562	2,318	(244)	5,568	3,627	(1,941)
EBIT Margin (%)	15.1%	12.3%	(2.7) ppts	15.9%	10.7%	(5.2) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 21,000 units in both Q2 2024 and Q2 2025).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2024 EBIT	$2,562
Volume / Mix	721
Net Pricing	(491)
Cost	(489)
Exchange	26
Other	(11)
Second Quarter 2025 EBIT	$2,318

In the second quarter of 2025, Ford Pro’s wholesales increased 15% from a year ago, driven by higher daily rental volume and higher sales of the Transit family of vehicles, including the launch of the E-Transit Custom and E-Transit Courier in Europe. Second quarter 2025 revenue increased 11%, primarily reflecting higher wholesales, offset partially by moderated pricing across fleets (including daily rental).

Ford Pro’s second quarter 2025 EBIT was $2,318 million, a decrease of $244 million from a year ago, with an EBIT margin of 12.3%. The lower EBIT was primarily driven by unfavorable fleet pricing (including daily rental), tariff-related costs, and volume-related manufacturing costs, offset partially by higher volume.

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
◦Contribution Costs – primarily measures EBIT variance driven by per-unit changes in cost categories that typically vary with volume, such as material costs (including commodity and component costs), warranty expense, and freight and duty (including tariff) costs
◦Structural Costs – primarily measures EBIT variance driven by absolute change in cost categories that typically do not have a directly proportionate relationship to production volume. Structural costs include the following cost categories:
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

The tables below provide second quarter and first half 2025 key metrics and the change in second quarter 2025 EBT compared with second quarter 2024 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Total Net Receivables ($B)	$137.7	$143.7	$6.0
Loss-to-Receivables (bps) (a)	41	48	7	44	56	12
Auction Values (b)	$31,045	$32,410	4%	$30,305	$31,485	4%
EBT ($M)	343	645	$302	669	1,225	$556
ROE (%)	7.6%	14.9%	7.3 ppts	7.3%	13.6%	6.3 ppts

Other Balance Sheet Metrics
Debt ($B)	$130.5	$137.4	$6.9
Net Liquidity ($B)	28.3	27.0	(1.3)
Financial Statement Leverage (to 1)	9.6	9.4	(0.2)
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease second quarter auction values at Q2 2025 mix and YTD amounts at YTD 2025 mix.

Change in EBT by Causal Factor (in millions)
Second Quarter 2024 EBT	$343
Volume / Mix	21
Financing Margin	197
Credit Loss	(19)
Lease Residual	23
Exchange	(2)
Other	82
Second Quarter 2025 EBT	$645

Ford Credit’s total net receivables of $143.7 billion were 4% higher than a year ago, explained primarily by a larger operating lease portfolio, higher consumer financing, and exchange. The second quarter 2025 U.S. loss-to-receivables (“LTR”) ratio of 48 basis points increased from a year ago, reflecting higher repossessions and increased loss severity. U.S. auction values increased 4% year over year, reflecting industrywide low used vehicle supply and high demand.

Ford Credit’s second quarter 2025 EBT of $645 million was $302 million higher than a year ago, explained primarily by higher financing margin and receivables and a favorable derivative market valuation adjustment (included in Other), partially offset by an accrual related to an industrywide review of historical U.K. discretionary dealer commissions (also included in Other).

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2025, Corporate Other had a $155 million EBIT loss, compared to a $165 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $297 million in the second quarter of 2025, $27 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2025 was $570 million and $718 million, respectively, resulting in effective tax rates of 105.4% and 61.8%, respectively. During the second quarter of 2025, we recognized a non-cash charge to deferred tax assets of $471 million associated with resolving transfer pricing matters in certain non-U.S. operations.

Our second quarter and first half 2025 adjusted effective tax rates, which exclude special items, were 18.3% and 20.0%, respectively.

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We are analyzing the provisions within the act; however, we do not expect a material impact on our 2025 consolidated financial statements.

During the third quarter of 2025, we expect to recognize a non-cash charge to deferred tax assets of about $400 million to recognize the impact of tax legislation enacted in Germany on July 18, 2025. We expect the charge to be treated as a tax special item.

We regularly review our organizational structure and income tax elections for affiliates in non-U.S. and U.S. tax jurisdictions, which may result in changes in affiliates that are included in or excluded from our U.S. tax return. Any future changes to our structure, as well as any changes in income tax laws in the countries that we operate, could cause increases or decreases to our deferred tax balances and related valuation allowances. For example, in the near-term, we anticipate releasing valuation allowances in certain jurisdictions where restructuring actions have improved business operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025, total cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $37.7 billion.

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

Company excluding Ford Credit

	December 31, 2024	June 30, 2025
Balance Sheets ($B)
Company Cash	$28.5	$28.4
Liquidity	46.7	46.6
Debt (excluding finance leases)	(19.9)	(19.5)
Cash Net of Debt (excluding finance leases)	8.7	8.9

Pension Funded Status ($B) (a)
Funded Plans	$3.4	$4.0
Unfunded Plans	(3.9)	(3.9)
Total Global Pension	$(0.5)	$0.1

Total Funded Status OPEB	$(4.4)	$(4.4)
__________
(a)Balances at June 30, 2025 reflect net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At June 30, 2025, we had Company cash of $28.4 billion and liquidity of $46.6 billion. At June 30, 2025, about 82% of Company cash was held by consolidated entities domiciled in the United States.

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

Our finished product inventory at June 30, 2025 was higher than at December 31, 2024, reflecting higher in-transit and in-plant inventory.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to a maximum of $6.6 billion in capital to BlueOval SK, LLC (“BOSK”) over a five-year period ending in 2026. As of June 30, 2025, we have recognized contributions (net of returns of capital) to BOSK of $2.6 billion (for additional information, see Note 17 of the Notes to the Financial Statements herein). Our actual capital outlay could vary significantly based on the final project costs and potential financing opportunities. Such investments could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in the offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of June 30, 2025, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $1.7 billion of purchase obligations and approximately $4.8 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

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

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of June 30, 2025, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $164 million. The amount settled through the SCF program during the first half of 2025 was $605 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2024	2025	2024	2025
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.4	$1.5	$4.9	$1.9

Capital spending	$(2.1)	$(2.1)	$(4.2)	$(3.8)
Depreciation and tooling amortization	1.3	1.3	2.5	2.5
Net spending	$(0.8)	$(0.8)	$(1.6)	$(1.3)

Receivables	$(0.2)	$(1.7)	$(0.2)	$(2.2)
Inventory	1.3	1.2	(1.8)	(1.4)
Trade Payables	(1.2)	0.8	0.8	3.4
Changes in working capital	$—	$0.3	$(1.2)	$(0.3)

Ford Credit distributions	$0.2	$0.5	$0.2	$0.7
Interest on debt and cash taxes	(0.5)	(0.4)	(1.2)	(0.9)
All other and timing differences	2.0	1.8	1.8	1.2
Company adjusted free cash flow (a)	$3.2	$2.8	$2.8	$1.3

Restructuring	$(0.3)	$0.2	$(0.5)	$0.1
Changes in debt excluding finance lease payments	0.2	(0.7)	0.4	(0.7)
Finance lease payments	—	—	(0.1)	(0.1)
Funded pension contributions	(0.1)	(0.3)	(0.6)	(0.5)
Shareholder distributions	(0.8)	(0.6)	(2.2)	(1.8)
All other	(0.7)	(0.1)	(2.1)	1.4
Change in cash	$1.5	$1.3	$(2.2)	$(0.1)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our second quarter 2025 Net cash provided by/(used in) operating activities was $6.3 billion, $0.8 billion higher than a year ago (see page 61 for additional information). The increase primarily reflects higher Ford Credit operating cash flows and working capital changes, offset partially by lower net income. Company adjusted free cash flow was $2.8 billion, $0.4 billion lower than a year ago, primarily driven by lower Company adjusted EBIT excluding Ford Credit and all other and timing differences, offset partially by higher Ford Credit distributions and working capital changes.

Capital spending was $2.1 billion in the second quarter of 2025, the same as a year ago. We now expect full year 2025 capital spending to be about $9 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Second quarter 2025 working capital impact was $0.3 billion, driven by lower inventory and higher payables, offset by higher receivables, each compared to March 31, 2025. All other and timing differences were $1.8 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the second quarter of 2025, we contributed $281 million to our global funded pension plans. We continue to expect to contribute about $800 million to our global funded pension plans in 2025.

Shareholder distributions were $0.6 billion in the second quarter of 2025, all of which was attributable to our regular dividend.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2025 were $19.3 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, and $1.3 billion of local credit facilities. At June 30, 2025, $1.0 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, and 364-day credit facilities was available.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 17, 2025 to extend the maturity dates of the commitments under each facility. Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 17, 2028 and $10.1 billion of commitments maturing on April 17, 2030. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on April 17, 2028. Lenders under our 364-day revolving credit facility have $2.5 billion of commitments maturing on April 16, 2026.

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

On July 28, 2025, we closed on a $3 billion delayed draw term loan facility, further strengthening our liquidity and providing additional financial flexibility. The commitments under the delayed draw term loan facility are available through July 28, 2026. Any unused commitments shall automatically terminate after July 28, 2026, and any loans drawn under the facility will mature on December 31, 2028. The terms and conditions of the delayed draw term loan facility are consistent with our corporate, supplemental, and 364-day revolving facilities; however, the delayed draw term loan facility does not include any sustainability-linked targets. As of July 30, 2025, all $3 billion was available for use.

On July 23, 2025, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a £1 billion term loan credit facility with a syndicate of banks to support Ford of Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided an £800 million guarantee of the credit facility under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facility to the lenders. On July 28, 2025, Ford of Britain drew the full £1 billion available under the facility. This seven-year, partially amortizing loan matures on July 23, 2032.

Debt. As shown in Note 12 of the Notes to the Financial Statements, at June 30, 2025, Company debt excluding Ford Credit was $20.3 billion (including $0.9 billion of finance leases). This balance is $0.3 billion lower than at December 31, 2024.

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

Ford Credit’s leverage is calculated separately as described in the ”Liquidity and Capital Resources - Ford Credit Segment” section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the second quarter of 2025 with $27 billion of liquidity, up $1.8 billion from year-end. Ford Credit completed $15 billion of public term issuances through July 29, 2025.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Funding Structure
Term unsecured debt	$59.2	$59.2	$63.1
Term asset-backed securities	53.9	60.4	55.7
Retail Deposits / Ford Interest Advantage	17.4	18.3	18.6
Other	1.1	1.2	0.3
Equity	13.6	13.8	14.5
Cash	(7.5)	(9.3)	(8.5)
Total Net Receivables	$137.7	$143.6	$143.7

Securitized Funding as Percent of Total Debt	41.3%	43.8%	40.5%

Net receivables of $143.7 billion at June 30, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.5% as of June 30, 2025.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2023 and 2024, planned issuances for full year 2025, and its global public term funding issuances through July 29, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through July 29
Unsecured	$14	$17	$ 9 - 12	$7
Securitizations (a)	14	16	13 - 15	8
Total public	$28	$33	$ 22 - 27	$15
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2025, Ford Credit now projects full year public term funding in the range of $22 billion to $27 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Liquidity Sources (a)
Cash	$7.5	$9.3	$8.5
Committed asset-backed facilities	42.5	42.9	42.8
Other unsecured credit facilities	2.2	1.7	1.7
Total liquidity sources	$52.2	$53.9	$53.0

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.8)	$(3.1)	$(2.9)
Committed asset-backed facilities	(21.1)	(25.6)	(22.9)
Other unsecured credit facilities	(0.2)	(0.5)	(0.3)
Total utilization of liquidity	$(24.1)	$(29.2)	$(26.1)

Available liquidity	$28.1	$24.7	$26.9
Other adjustments	0.2	0.5	0.1
Net liquidity available for use	$28.3	$25.2	$27.0
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2025, Ford Credit’s net liquidity available for use was $27.0 billion, $1.8 billion higher than year-end 2024, reflecting strong access to public funding markets in the first half of the year. At June 30, 2025, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $53.0 billion, down $0.9 billion from year-end 2024, primarily explained by lower cash.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Leverage Calculation
Debt	$130.5	$137.9	$137.4
Equity (a)	13.6	13.8	14.5
Financial statement leverage (to 1)	9.6	10.0	9.4
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At June 30, 2025, Ford Credit’s financial statement leverage was 9.4:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of June 30, 2025, our total Company pension overfunded status reported on our consolidated balance sheets was $143 million and reflects the net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2024	June 30, 2025
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$3.8	$3.2
Add: Noncontrolling interest	—	—
Less: Income tax	0.2	(1.2)
Add: Cash tax	(1.2)	(0.7)
Less: Interest on debt	(1.2)	(1.2)
Less: Total pension/OPEB income/(cost)	(2.6)	(0.1)
Add: Pension/OPEB service costs	(0.6)	(0.5)
Net operating profit/(loss) after cash tax	$5.7	$4.4
Less: Special items (excl. pension/OPEB) pre-tax	(2.0)	(2.7)
Adjusted net operating profit/(loss) after cash tax	$7.7	$7.1

Invested Capital
Equity	$43.6	$45.1
Debt (excl. Ford Credit)	20.4	20.3
Net pension and OPEB liability	6.0	4.3
Invested capital (end of period)	$70.0	$69.7
Average invested capital	$69.1	$70.2

ROIC (a)	8.2%	6.3%
Adjusted ROIC (Non-GAAP) (b)	11.1%	10.1%
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

There have been no rating actions taken by these NSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

We provided 2025 Company guidance in our earnings release furnished on Form 8-K dated July 30, 2025.  The guidance is based on our expectations and best estimates as of July 30, 2025, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including future or revised tariffs, that have not been announced or tariffs or other policy changes that may be announced by other governments after the date hereof. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2024 Form 10-K Report and as updated by our subsequent filings with the SEC.

2025 Guidance
Total Company
Adjusted EBIT (a)	$6.5 - $7.5 billion
Adjusted Free Cash Flow (a)	$3.5 - $4.5 billion
Capital spending	About $9.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2025, we expect adjusted EBIT of $6.5 billion to $7.5 billion and adjusted free cash flow of $3.5 billion to $4.5 billion.

Our outlook for 2025 assumes:

•U.S. industry sales of 16.0 million to 16.5 million units
•Full year industry pricing about flat
•Net cost improvement target of $1.0 billion, excluding the impact of tariffs
•Net tariff headwind of about $2.0 billion

Our assumption for the net tariff headwind reflects approximately $3.0 billion of gross adverse adjusted EBIT impact, offset partially by $1.0 billion of recovery actions (primarily market factors).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2024 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8-K.

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

•Company Adjusted EBIT (Most Comparable GAAP Measure: Net Income/(Loss) Attributable to Ford) – Earnings before interest and taxes (EBIT) excludes interest on debt (excluding Ford Credit Debt), taxes, and pre-tax special items. This non-GAAP measure is useful to management and investors because it focuses on underlying operating results and trends, and improves comparability of our period-over-period results. Our management excludes special items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Our categories of pre-tax special items and the applicable significance guideline for each item (which may consist of a group of items related to a single event or action) are as follows:

Pre-Tax Special Item	Significance Guideline
∘ Pension and OPEB remeasurement gains and losses	∘ No minimum

∘ Personnel expenses, supplier- and dealer-related costs, and facility-related charges stemming from our efforts to match production capacity and cost structure to market demand and changing model mix	∘ Generally $100 million or more

∘ Other items that we do not generally consider to be indicative of earnings from ongoing operating activities	∘ $500 million or more for individual field service actions; generally $100 million or more for other items

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2024	2025	2024	2025
Net income/(loss) attributable to Ford (GAAP)	$1,831	$(36)	$3,163	$435
Income/(Loss) attributable to noncontrolling interests	2	7	4	9
Net income/(loss)	$1,833	$(29)	$3,167	$444
Less: (Provision for)/Benefit from income taxes	(605)	(570)	(883)	(718)
Income/(Loss) before income taxes	$2,438	$541	$4,050	$1,162
Less: Special items pre-tax	(49)	(1,302)	(922)	(1,412)
Income/(Loss) before special items pre-tax	$2,487	$1,843	$4,972	$2,574
Less: Interest on debt	(270)	(297)	(548)	(585)
Adjusted EBIT (Non-GAAP)	$2,757	$2,140	$5,520	$3,159

Memo:
Revenue ($B)	$47.8	$50.2	$90.6	$90.8
Net income/(loss) margin (GAAP) (%)	3.8%	(0.1)%	3.5%	0.5%
Adjusted EBIT margin (Non-GAAP) (%)	5.8%	4.3%	6.1%	3.5%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	Second Quarter		First Half
	2024	2025	2024	2025
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$1,831	$(36)	$3,163	$435
Less: Impact of pre-tax and tax special items	(79)	(1,535)	(732)	(1,616)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,910	$1,499	$3,895	$2,051

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,985	3,980	3,982	3,974
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	37	45	40	44
Diluted shares	4,022	4,025	4,022	4,018

Earnings/(Loss) per share – diluted (GAAP) (a)	$0.46	$(0.01)	$0.79	$0.11
Less: Net impact of adjustments	(0.01)	(0.38)	(0.18)	(0.40)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.47	$0.37	$0.97	$0.51
_________
(a)    In the second quarter of 2025, there were 45 million shares excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2024	2025	2024	2025	Memo: FY 2024
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$2,438	$541	$4,050	$1,162	$7,233
Less: Impact of special items	(49)	(1,302)	(922)	(1,412)	(1,860)
Adjusted earnings before taxes (Non-GAAP)	$2,487	$1,843	$4,972	$2,574	$9,093

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(605)	$(570)	$(883)	$(718)	$(1,339)
Less: Impact of special items	(30)	(233)	190	(204)	323
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(575)	$(337)	$(1,073)	$(514)	$(1,662)

Tax Rate (%)
Effective tax rate (GAAP)	24.8%	105.4%	21.8%	61.8%	18.5%
Adjusted effective tax rate (Non-GAAP)	23.1%	18.3%	21.6%	20.0%	18.3%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2024	2025	2024	2025
Net cash provided by/(used in) operating activities (GAAP)	$5,508	$6,317	$6,893	$9,996

Less: Items not included in company adjusted free cash flows
Ford Credit operating cash flows	$685	$2,517	$1,866	$6,623
Funded pension contributions	(83)	(281)	(633)	(515)
Restructuring (including separations) (a)	(289)	(46)	(465)	(209)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	(33)	—
Other, net	4	(144)	(605)	(285)

Add: Items included in company adjusted free cash flows
Company excluding Ford Credit capital spending	$(2,078)	$(2,054)	$(4,151)	$(3,844)
Ford Credit distributions	150	500	150	700
Settlement of derivatives	(26)	109	(3)	110
Company adjusted free cash flow (Non-GAAP)	$3,237	$2,826	$2,758	$1,348
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2025
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$46,943	$3,241	$50,184
Total costs and expenses	46,951	2,722	49,673
Operating income/(loss)	(8)	519	511
Interest expense on Company debt excluding Ford Credit	297	—	297
Other income/(loss), net	464	113	577
Equity in net income/(loss) of affiliated companies	(263)	13	(250)
Income/(Loss) before income taxes	(104)	645	541
Provision for/(Benefit from) income taxes	468	102	570
Net income/(loss)	(572)	543	(29)
Less: Income/(Loss) attributable to noncontrolling interests	7	—	7
Net income/(loss) attributable to Ford Motor Company	$(579)	$543	$(36)

	For the period ended June 30, 2025
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$84,365	$6,478	$90,843
Total costs and expenses	84,570	5,443	90,013
Operating income/(loss)	(205)	1,035	830
Interest expense on Company debt excluding Ford Credit	585	—	585
Other income/(loss), net	906	167	1,073
Equity in net income/(loss) of affiliated companies	(179)	23	(156)
Income/(Loss) before income taxes	(63)	1,225	1,162
Provision for/(Benefit from) income taxes	460	258	718
Net income/(loss)	(523)	967	444
Less: Income/(Loss) attributable to noncontrolling interests	9	—	9
Net income/(loss) attributable to Ford Motor Company	$(532)	$967	$435

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2025
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,551	$8,469	$—	$23,020
Marketable securities	13,730	754	—	14,484
Ford Credit finance receivables, net	—	47,593	—	47,593
Trade and other receivables, net	8,373	11,336	—	19,709
Inventories	17,270	—	—	17,270
Other assets	3,331	1,205	—	4,536
Receivable from other segments	581	2,038	(2,619)	—
Total current assets	57,836	71,395	(2,619)	126,612

Ford Credit finance receivables, net	—	59,867	—	59,867
Net investment in operating leases	1,977	23,359	—	25,336
Net property	43,550	327	—	43,877
Equity in net assets of affiliated companies	4,896	142	—	5,038
Deferred income taxes	16,944	422	(46)	17,320
Other assets	12,383	2,292	—	14,675
Receivable from other segments	82	—	(82)	—
Total assets	$137,668	$157,804	$(2,747)	$292,725
Liabilities
Payables	$26,795	$961	$—	$27,756
Other liabilities and deferred revenue	27,740	2,620	—	30,360
Debt payable within one year	3,591	53,281	—	56,872
Payable to other segments	2,619	—	(2,619)	—
Total current liabilities	60,745	56,862	(2,619)	114,988

Other liabilities and deferred revenue	28,713	1,529	—	30,242
Long-term debt	16,742	84,113	—	100,855
Deferred income taxes	929	676	(46)	1,559
Payable to other segments	—	82	(82)	—
Total liabilities	$107,129	$143,262	$(2,747)	$247,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2025
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(523)	$967	$—	$444
Depreciation and tooling amortization	2,514	1,233	—	3,747
Other amortization	27	(956)	—	(929)
Provision for credit and insurance losses	5	318	—	323
Pension and OPEB expense/(income)	187	—	—	187
Equity method investment (earnings)/losses and impairments in excess of dividends received	272	(11)	—	261
Foreign currency adjustments	139	(77)	—	62
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(24)	(19)	—	(43)
Stock compensation	265	10	—	275
Provision for/(Benefit from) deferred income taxes	17	195	—	212
Decrease/(Increase) in finance receivables (wholesale and other)	—	2,927	—	2,927
Decrease/(Increase) in intersegment receivables/payables	(158)	158	—	—
Decrease/(Increase) in accounts receivable and other assets	(3,429)	(71)	—	(3,500)
Decrease/(Increase) in inventory	(1,476)	—	—	(1,476)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,122	171	—	7,293
Other	185	28	—	213
Interest supplements and residual value support to Ford Credit	(1,750)	1,750	—	—
Net cash provided by/(used in) operating activities	$3,373	$6,623	$—	$9,996
Cash flows from investing activities
Capital spending	$(3,844)	$(62)	$—	$(3,906)
Acquisitions of finance receivables and operating leases	—	(24,438)	—	(24,438)
Collections of finance receivables and operating leases	—	22,542	—	22,542
Purchases of marketable securities and other investments	(4,238)	(202)	—	(4,440)
Sales and maturities of marketable securities and other investments	5,417	176	—	5,593
Settlements of derivatives	110	(214)	—	(104)
Capital contributions to equity method investments	(138)	—	—	(138)
Returns of capital from equity method investments	1,700	—	—	1,700
Other	180	—	—	180
Investing activity (to)/from other segments	700	—	(700)	—
Net cash provided by/(used in) investing activities	$(113)	$(2,198)	$(700)	$(3,011)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,793)	$—	$—	$(1,793)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	192	(1,302)	—	(1,110)
Proceeds from issuance of long-term debt	1	20,468	—	20,469
Payments of long-term debt	(926)	(23,902)	—	(24,828)
Other	(94)	(52)	—	(146)
Financing activity to/(from) other segments	—	(700)	700	—
Net cash provided by/(used in) financing activities	$(2,620)	$(5,488)	$700	$(7,408)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$212	$271	$—	$483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At June 30, 2025, total equity attributable to Ford was $45.1 billion, an increase of $0.2 billion compared with December 31, 2024. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$0.4
Shareholder distributions	(1.8)
Other comprehensive income/(loss), net	1.4
Common stock issued (including share-based compensation impacts)	0.2
Total	$0.2

U.S. Sales by Type. The following table shows second quarter 2025 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	16,438	37,916
Hybrid Vehicles	66,448	61,412
Internal Combustion Vehicles	529,209	477,823
Total Vehicles	612,095	577,151

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2025, was a liability of $166 million, compared with an asset of $410 million as of December 31, 2024. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.8 billion at June 30, 2025, compared with $2.9 billion at December 31, 2024.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2025, was an asset of $9 million, compared with a liability of $8 million at December 31, 2024. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $186 million at June 30, 2025, compared with $189 million at December 31, 2024.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2025, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $94 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the second quarter of 2025, Ford Credit began a multi-year implementation of new contract origination and receivables platforms. The first launch was in the United Kingdom, and the roll-out will progress through phased launches across other markets in Europe, China, and North America over the next several years. As these platforms launch, Ford Credit’s processes, procedures, and controls will continue to be refined as appropriate.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 37 of our 2024 Form 10-K Report and page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3.2	By-laws.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 9, 2022. (a)
Exhibit 10.1	Twenty-Second Amendment dated April 17, 2025 to our Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 17, 2025. (a)
Exhibit 10.2	Seventh Amendment dated April 17, 2025 to our Revolving Credit Agreement dated as of April 23, 2019, as amended and restated as of September 29, 2021, and as further amended.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 17, 2025. (a)
Exhibit 10.3	Fourth Amendment dated April 17, 2025 to our 364-Day Revolving Credit Agreement dated June 23, 2022.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 17, 2025. (a)
Exhibit 10.4	Description of Cash Bonus Plan.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Mark Kosman
Mark Kosman, Chief Accounting Officer
(principal accounting officer)

Date:	July 30, 2025