Form 10-Q
period 2025-09-30
FORD MOTOR CO
filed 2025-10-24
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

or

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

As of October 21, 2025, Ford Motor Company had outstanding 3,913,646,490 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 70

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2024	2025	2024	2025
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Company excluding Ford Credit	$43,069	$47,185	$127,770	$131,550
Ford Credit	3,127	3,349	9,011	9,827
Total revenues (Note 3)	46,196	50,534	136,781	141,377

Costs and expenses
Cost of sales	40,168	43,411	117,133	122,844
Selling, administrative, and other expenses	2,456	2,740	7,510	7,877
Ford Credit interest, operating, and other expenses	2,692	2,825	8,150	8,268
Total costs and expenses	45,316	48,976	132,793	138,989
Operating income/(loss)	880	1,558	3,988	2,388
Interest expense on Company debt excluding Ford Credit	272	321	820	906
Other income/(loss), net (Note 4)	114	560	1,240	1,633
Equity in net income/(loss) of affiliated companies	147	21	511	(135)
Income/(Loss) before income taxes	869	1,818	4,919	2,980
Provision for/(Benefit from) income taxes	(27)	(630)	856	88
Net income/(loss)	896	2,448	4,063	2,892
Less: Income/(Loss) attributable to noncontrolling interests	4	1	8	10
Net income/(loss) attributable to Ford Motor Company	$892	$2,447	$4,055	$2,882

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.22	$0.61	$1.02	$0.72
Diluted income/(loss)	0.22	0.60	1.01	0.72

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,976	3,983	3,980	3,977
Diluted shares	4,018	4,048	4,020	4,026

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2024	2025	2024	2025
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$896	$2,448	$4,063	$2,892
Other comprehensive income/(loss), net of tax (Note 16)
Foreign currency translation	431	28	(204)	1,821
Marketable securities	180	24	200	127
Derivative instruments	(292)	291	(44)	(248)
Pension and other postretirement benefits	50	26	101	65
Total other comprehensive income/(loss), net of tax	369	369	53	1,765
Comprehensive income/(loss)	1,265	2,817	4,116	4,657
Less: Comprehensive income/(loss) attributable to noncontrolling interests	5	1	8	9
Comprehensive income/(loss) attributable to Ford Motor Company	$1,260	$2,816	$4,108	$4,648

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	September 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$22,935	$26,788
Marketable securities (Note 7)	15,413	15,400
Ford Credit finance receivables, net of allowance for credit losses of $247 and $259 (Note 8)	51,850	48,214
Trade and other receivables, less allowances of $84 and $103	14,723	19,199
Inventories (Note 9)	14,951	16,509
Other assets	4,602	4,610
Total current assets	124,474	130,720
Ford Credit finance receivables, net of allowance for credit losses of $617 and $638 (Note 8)	59,786	60,147
Net investment in operating leases	22,947	27,045
Net property	41,928	44,735
Equity in net assets of affiliated companies	6,821	5,359
Deferred income taxes	16,375	18,196
Other assets	12,865	14,788
Total assets	$285,196	$300,990

LIABILITIES
Payables	$24,128	$27,868
Other liabilities and deferred revenue (Note 10 and Note 18)	27,782	31,152
Debt payable within one year (Note 12)
Company excluding Ford Credit	1,756	3,918
Ford Credit	53,193	53,710
Total current liabilities	106,859	116,648
Other liabilities and deferred revenue (Note 10 and Note 18)	28,832	30,961
Long-term debt (Note 12)
Company excluding Ford Credit	18,898	17,857
Ford Credit	84,675	86,455
Deferred income taxes	1,074	1,652
Total liabilities	240,338	253,573

EQUITY
Common Stock, par value $0.01 per share (4,132 million shares issued of 6 billion authorized)	41	41
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,502	23,847
Retained earnings	33,740	34,186
Accumulated other comprehensive income/(loss) (Note 16)	(9,639)	(7,873)
Treasury stock	(2,810)	(2,810)
Total equity attributable to Ford Motor Company	44,835	47,392
Equity attributable to noncontrolling interests	23	25
Total equity	44,858	47,417
Total liabilities and equity	$285,196	$300,990

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2024	September 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,492
Ford Credit finance receivables, net	60,717	59,314
Net investment in operating leases	13,309	12,538
Other assets	34	14
LIABILITIES
Other liabilities and deferred revenue	$100	$81
Debt	50,855	48,225

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2024	2025
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$4,063	$2,892
Depreciation and tooling amortization	5,636	5,722
Other amortization	(1,219)	(1,382)
Provision for credit and insurance losses	433	477
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	689	277
Equity method investment (earnings)/losses and impairments in excess of dividends received	(216)	312
Foreign currency adjustments	296	(2)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	25	(63)
Stock compensation	404	409
Provision for/(Benefit from) deferred income taxes	(329)	(521)
Decrease/(Increase) in finance receivables (wholesale and other)	(2,739)	2,605
Decrease/(Increase) in accounts receivable and other assets	(2,046)	(3,677)
Decrease/(Increase) in inventory	(2,338)	(705)
Increase/(Decrease) in accounts payable and accrued and other liabilities	9,386	10,631
Other	350	423
Net cash provided by/(used in) operating activities	12,395	17,398

Cash flows from investing activities
Capital spending	(6,186)	(6,031)
Acquisitions of finance receivables and operating leases	(44,942)	(40,033)
Collections of finance receivables and operating leases	33,855	34,307
Purchases of marketable securities and other investments	(8,501)	(7,205)
Sales and maturities of marketable securities and other investments	10,611	7,506
Settlements of derivatives	(174)	(341)
Capital contributions to equity method investments	(2,200)	(442)
Returns of capital from equity method investments (Note 17)	25	1,701
Other	3	150
Net cash provided by/(used in) investing activities	(17,509)	(10,388)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(2,522)	(2,390)
Purchases of common stock	(276)	—
Net changes in short-term debt	(1,233)	(406)
Proceeds from issuance of long-term debt	43,579	36,979
Payments of long-term debt	(35,563)	(37,541)
Other	(290)	(200)
Net cash provided by/(used in) financing activities	3,695	(3,558)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	442

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(1,384)	$3,894

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$25,110	$23,190
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,384)	3,894
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$23,726	$27,084

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 16)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2023	$42	$23,128	$31,029	$(9,042)	$(2,384)	$42,773	$25	$42,798
Net income/(loss)	—	—	1,332	—	—	1,332	2	1,334
Other comprehensive income/(loss), net	—	—	—	110	—	110	—	110
Common Stock issued (a)	—	(3)	—	—	—	(3)	—	(3)
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.33 per share) (b)	—	—	(1,342)	—	—	(1,342)	—	(1,342)
Balance at March 31, 2024	$42	$23,125	$31,019	$(8,932)	$(2,384)	$42,870	$27	$42,897
Net income/(loss)	—	—	1,831	—	—	1,831	2	1,833
Other comprehensive income/(loss), net	—	—	—	(425)	—	(425)	(1)	(426)
Common Stock issued (a)	—	145	—	—	—	145	—	145
Treasury stock/other	—	—	—	—	(244)	(244)	—	(244)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2024	$42	$23,270	$32,240	$(9,357)	$(2,628)	$43,567	$28	$43,595
Net income/(loss)	—	—	892	—	—	892	4	896
Other comprehensive income/(loss), net	—	—	—	368	—	368	1	369
Common stock issued (a)	—	127	—	—	—	127	—	127
Treasury stock/other	—	—	—	—	(32)	(32)	(9)	(41)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(607)	—	—	(607)	—	(607)
Balance at September 30, 2024	$42	$23,397	$32,525	$(8,989)	$(2,660)	$44,315	$24	$44,339

Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660
Net income/(loss)	—	—	(36)	—	—	(36)	7	(29)
Other comprehensive income/(loss), net	—	—	—	916	—	916	(1)	915
Common Stock issued (a)	—	153	—	—	—	153	—	153
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	(7)	(618)
Balance at June 30, 2025	$42	$23,715	$32,352	$(8,242)	$(2,810)	$45,057	$24	$45,081
Net income/(loss)	—	—	2,447	—	—	2,447	1	2,448
Other comprehensive income/(loss), net	—	—	—	369	—	369	—	369
Common stock issued (a)	—	132	—	—	—	132	—	132
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(613)	—	—	(613)	—	(613)
Balance at September 30, 2025	$42	$23,847	$34,186	$(7,873)	$(2,810)	$47,392	$25	$47,417
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$41,665	$—	$41,665
Used vehicles	532	—	532
Services and other revenue (a)	818	23	841
Revenues from sales and services	43,015	23	43,038

Leasing income	54	1,065	1,119
Financing income	—	2,002	2,002
Insurance income	—	37	37
Total revenues	$43,069	$3,127	$46,196

	Third Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,492	$—	$45,492
Used vehicles	687	—	687
Services and other revenue (a)	902	24	926
Revenues from sales and services	47,081	24	47,105

Leasing income	104	1,245	1,349
Financing income	—	2,040	2,040
Insurance income	—	40	40
Total revenues	$47,185	$3,349	$50,534

	First Nine Months 2024
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$123,852	$—	$123,852
Used vehicles	1,531	—	1,531
Services and other revenue (a)	2,232	85	2,317
Revenues from sales and services	127,615	85	127,700

Leasing income	155	3,112	3,267
Financing income	—	5,710	5,710
Insurance income	—	104	104
Total revenues	$127,770	$9,011	$136,781

	First Nine Months 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$126,561	$—	$126,561
Used vehicles	2,152	—	2,152
Services and other revenue (a)	2,589	61	2,650
Revenues from sales and services	131,302	61	131,363

Leasing income	248	3,552	3,800
Financing income	—	6,094	6,094
Insurance income	—	120	120
Total revenues	$131,550	$9,827	$141,377
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will impact these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded a decrease in revenue of $329 million in the third quarter of 2024 and an increase in revenue of $163 million in the third quarter of 2025 related to revenue recognized in prior periods.

We had a balance of $5.3 billion and $6.0 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2024 and September 30, 2025, respectively. We expect to recognize approximately $500 million of the unearned amount in the remainder of 2025, $1.8 billion in 2026, and $3.7 billion thereafter. We recognized $472 million and $525 million of unearned amounts from prior years as revenue during the third quarter of 2024 and 2025, respectively, and $1.3 billion and $1.5 billion in the first nine months of 2024 and 2025, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. Our deferred cost balances were $312 million and $314 million as of December 31, 2024 and September 30, 2025, respectively. We recognized $26 million and $27 million of amortization during the third quarter of 2024 and 2025, respectively, and $79 million in both the first nine months of 2024 and 2025.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$(347)	$19	$(266)	$44
Investment-related interest income	367	379	1,144	1,098
Interest income/(expense) on income taxes	(1)	(7)	(24)	(23)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	(17)	20	(25)	63
Gains/(Losses) on changes in investments in affiliates	66	—	90	8
Royalty income	123	121	360	335
Other	(77)	28	(39)	108
Total	$114	$560	$1,240	$1,633

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

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2025 was a benefit of $630 million and a provision of $88 million, respectively. This resulted in an effective tax rate of negative 34.7% for the third quarter and 3.0% for the first nine months. During the third quarter, these rates were impacted by a net benefit of $1.4 billion associated with the release of a valuation allowance resulting from improvements in our South American operations. The third quarter and first nine months rates were also impacted by a non-cash charge of $424 million to deferred tax assets to recognize the impact of tax legislation enacted in Germany during the quarter. In addition, the nine-month rate was impacted by a non-cash charge of $471 million to deferred tax assets recorded in the second quarter associated with resolving transfer pricing matters in certain non-U.S. operations.

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We have analyzed the provisions within the act and determined there was no material impact in the third quarter of 2025, nor do we expect a material impact on our 2025 consolidated financial statements.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Net income/(loss) attributable to Ford Motor Company	$892	$2,447	$4,055	$2,882

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,976	3,983	3,980	3,977
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	42	65	40	49
Diluted shares	4,018	4,048	4,020	4,026

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

		December 31, 2024
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,099	$854	$1,953
U.S. government agencies	2	2,529	400	2,929
Non-U.S. government and agencies	2	1,073	370	1,443
Corporate debt	2	659	339	998
Total marketable securities classified as cash equivalents		5,360	1,963	7,323
Cash, time deposits, and money market funds		8,303	7,309	15,612
Total cash and cash equivalents		$13,663	$9,272	$22,935

Marketable securities
U.S. government	1	$3,530	$185	$3,715
U.S. government agencies	2	1,691	—	1,691
Non-U.S. government and agencies	2	2,272	79	2,351
Corporate debt	2	6,676	252	6,928
Equities	1	22	—	22
Other marketable securities	2	516	190	706
Total marketable securities		$14,707	$706	$15,413

Restricted cash		$120	$88	$208

Cash, cash equivalents, and restricted cash - held for sale (Note 15)		$47	$—	$47

		September 30, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,424	$162	$1,586
U.S. government agencies	2	1,809	—	1,809
Non-U.S. government and agencies	2	4,877	818	5,695
Corporate debt	2	1,066	882	1,948
Total marketable securities classified as cash equivalents		9,176	1,862	11,038
Cash, time deposits, and money market funds		8,848	6,902	15,750
Total cash and cash equivalents		$18,024	$8,764	$26,788

Marketable securities
U.S. government	1	$3,680	$242	$3,922
U.S. government agencies	2	1,458	—	1,458
Non-U.S. government and agencies	2	2,230	90	2,320
Corporate debt	2	6,847	250	7,097
Equities	1	—	—	—
Other marketable securities	2	432	171	603
Total marketable securities		$14,647	$753	$15,400

Restricted cash		$189	$107	$296

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2024
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,476	$1	$(27)	$3,450	$282	$3,168	$—
U.S. government agencies	1,755	1	(30)	1,726	697	1,010	19
Non-U.S. government and agencies	2,039	1	(39)	2,001	559	1,429	13
Corporate debt	7,295	35	(21)	7,309	2,272	5,033	4
Other marketable securities	486	3	(1)	488	—	411	77
Total	$15,051	$41	$(118)	$14,974	$3,810	$11,051	$113

	September 30, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,593	$21	$(4)	$3,610	$198	$3,412	$—
U.S. government agencies	1,495	5	(11)	1,489	301	1,179	9
Non-U.S. government and agencies	1,956	12	(12)	1,956	523	1,424	9
Corporate debt	7,811	73	(2)	7,882	2,854	4,981	47
Other marketable securities	402	4	—	406	1	372	33
Total	$15,257	$115	$(29)	$15,343	$3,877	$11,368	$98

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Company excluding Ford Credit
Sales proceeds	$3,300	$736	$9,734	$4,177
Gross realized gains	10	3	15	12
Gross realized losses	10	—	26	4

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2025, we did not recognize any credit loss. The unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$22,935	$26,788
Restricted cash (a)	208	296
Cash, cash equivalents, and restricted cash - held for sale (Note 15)	47	—
Total cash, cash equivalents, and restricted cash	$23,190	$27,084
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2024	September 30, 2025
Consumer
Retail installment contracts, gross	$79,459	$78,884
Finance leases, gross	8,357	9,287
Retail financing, gross	87,816	88,171
Unearned interest supplements	(4,598)	(4,333)
Consumer finance receivables	83,218	83,838
Non-Consumer
Dealer financing	29,282	25,420
Non-Consumer finance receivables	29,282	25,420
Total recorded investment	$112,500	$109,258

Recorded investment in finance receivables	$112,500	$109,258
Allowance for credit losses	(864)	(897)
Total finance receivables, net	$111,636	$108,361

Current portion	$51,850	$48,214
Non-current portion	59,786	60,147
Total finance receivables, net	$111,636	$108,361

Net finance receivables subject to fair value (a)	$103,755	$99,610
Fair value (b)	103,231	100,501
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2024 and 2025 was $137 million and $146 million, respectively, and for the first nine months of 2024 and 2025 was $376 million and $431 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2024 and September 30, 2025, accrued interest was $335 million and $288 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2024 and September 30, 2025 were consumer receivables of $47.6 billion and $46.2 billion, respectively, and non-consumer receivables of $24.4 billion and $22.8 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at September 30, 2025 and gross charge-offs during the first nine months of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31 - 60 days past due	$67	$67	$136	$201	$237	$95	$803	1.0%
Greater than 60 days past due	23	25	48	67	77	41	281	0.3
Total past due	90	92	184	268	314	136	1,084	1.3
Current	1,629	2,880	7,632	17,410	29,372	23,831	82,754	98.7
Total	$1,719	$2,972	$7,816	$17,678	$29,686	$23,967	$83,838	100.0%

Gross charge-offs	$44	$43	$96	$142	$148	$17	$490

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

The credit quality analysis of dealer financing receivables at September 30, 2025 and gross charge-offs during the first nine months of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total		Total	Percent
Group I	$295	$70	$33	$171	$82	$169	$820	$20,352	$21,172	83.3%
Group II	26	8	3	34	47	34	152	3,519	3,671	14.4
Group III	—	—	—	1	1	5	7	526	533	2.1
Group IV	—	—	—	—	1	5	6	38	44	0.2
Total (a)	$321	$78	$36	$206	$131	$213	$985	$24,435	$25,420	100.0%

Gross charge-offs	$—	$—	$—	$3	$—	$—	$3	$10	$13
__________
(a)Total past due dealer financing receivables at September 30, 2025 were $6 million.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2024			First Nine Months 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$876	$4	$880	$879	$3	$882
Charge-offs	(155)	—	(155)	(408)	(7)	(415)
Recoveries	41	—	41	122	3	125
Provision for credit losses	99	—	99	277	5	282
Other (a)	(3)	—	(3)	(12)	—	(12)
Ending balance	$858	$4	$862	$858	$4	$862

	Third Quarter 2025			First Nine Months 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$885	$5	$890	$860	$4	$864
Charge-offs	(177)	1	(176)	(490)	(13)	(503)
Recoveries	48	—	48	133	—	133
Provision for credit losses	134	1	135	374	15	389
Other (a)	—	—	—	13	1	14
Ending balance	$890	$7	$897	$890	$7	$897
__________
(a)    Primarily represents amounts related to foreign currency translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2024	September 30, 2025
Raw materials, work-in-process, and supplies	$5,394	$5,823
Finished products	9,557	10,686
Total inventories	$14,951	$16,509

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	September 30, 2025
Current
Dealer and dealers’ customer allowances and claims	$14,140	$15,086
Deferred revenue	3,331	4,839
Employee benefit plans	2,457	2,988
Accrued interest	1,346	1,369
Operating lease liabilities	558	578
OPEB (a)	335	338
Pension (a)	215	224
Other (b)	5,400	5,730
Total current other liabilities and deferred revenue	$27,782	$31,152

Non-current
Dealer and dealers’ customer allowances and claims	$9,836	$12,059
Deferred revenue	4,910	5,199
OPEB (a)	4,080	4,048
Pension (a)	4,470	4,021
Operating lease liabilities	1,782	1,864
Employee benefit plans	806	753
Other (b)	2,948	3,017
Total non-current other liabilities and deferred revenue	$28,832	$30,961
__________
(a)Balances at September 30, 2025 reflect pension and OPEB liabilities at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024. Included in Other assets are pension assets of $4.1 billion and $4.6 billion at December 31, 2024 and September 30, 2025, respectively.
(b)Includes current derivative liabilities of $1.0 billion and $0.6 billion at December 31, 2024 and September 30, 2025, respectively. Includes non-current derivative liabilities of $0.9 billion and $0.5 billion at December 31, 2024 and September 30, 2025, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	2024			2025
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$73	$62	$6	$53	$51	$5
Interest cost	400	237	57	392	245	55
Expected return on assets	(455)	(256)	—	(456)	(297)	—
Amortization of prior service costs/(credits)	23	6	2	22	7	3
Net remeasurement (gain)/loss	112	56	—	—	—	—
Separation costs/other	7	30	—	6	4	—
Settlements and curtailments	128	—	—	—	—	—
Net periodic benefit cost/(income)	$288	$135	$65	$17	$10	$63

	First Nine Months
	2024			2025
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$219	$186	$18	$157	$149	$15
Interest cost	1,201	705	170	1,178	707	165
Expected return on assets	(1,365)	(763)	—	(1,369)	(864)	—
Amortization of prior service costs/(credits)	70	18	7	66	19	7
Net remeasurement (gain)/loss	112	(127)	—	—	(10)	—
Separation costs/other	16	97	—	18	39	—
Settlements and curtailments	128	(3)	—	—	—	—
Net periodic benefit cost/(income)	$381	$113	$195	$50	$40	$187

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2025, we now expect to contribute about $750 million of cash to our global funded pension plans. We also expect to make about $450 million of benefit payments to participants in unfunded plans. In the first nine months of 2025, we contributed $702 million to our global funded pension plans and made $333 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2024	September 30, 2025
Company excluding Ford Credit
Debt payable within one year
Short-term	$632	$1,056
Long-term debt payable within one year
U.K. Export Finance Program	784	—
Public unsecured debt securities	176	348
Convertible notes (a)	—	2,300
Other debt (including finance leases) (b)	176	218
Unamortized (discount)/premium	(11)	(1)
Unamortized issuance costs	(1)	(3)
Total debt payable within one year	1,756	3,918
Long-term debt payable after one year
Public unsecured debt securities	14,759	14,587
Convertible notes (a)	2,300	—
U.K. Export Finance Program (c)	940	2,352
Other debt (including finance leases) (b)	1,160	1,211
Unamortized (discount)/premium	(109)	(150)
Unamortized issuance costs	(152)	(143)
Total long-term debt payable after one year	18,898	17,857
Total Company excluding Ford Credit	$20,654	$21,775
Fair value of Company debt excluding Ford Credit (d)	$20,178	$21,535
Ford Credit
Debt payable within one year
Short-term	$17,413	$17,540
Long-term payable within one year
Unsecured debt	12,871	14,169
Asset-backed debt	23,050	22,085
Unamortized (discount)/premium	2	(1)
Unamortized issuance costs	(18)	(20)
Fair value adjustments (e)	(125)	(63)
Total debt payable within one year	53,193	53,710
Long-term debt payable after one year
Unsecured debt	49,607	53,565
Asset-backed debt	36,224	33,302
Unamortized (discount)/premium	(20)	(20)
Unamortized issuance costs	(217)	(218)
Fair value adjustments (e)	(919)	(174)
Total long-term debt payable after one year	84,675	86,455
Total Ford Credit	$137,868	$140,165
Fair value of Ford Credit debt (d)	$140,046	$142,583
__________
(a)As of September 30, 2025, each $1,000 principal amount of the notes will be convertible into 74.5103 shares of our Common Stock, which is equivalent to a conversion price of approximately $13.42 per share. We recognized issuance cost amortization of $2 million during both the third quarter of 2024 and 2025 and $5 million during both the first nine months of 2024 and 2025.
(b)At December 31, 2024 and September 30, 2025, long-term finance leases payable within one year were $94 million and $134 million, respectively, and long-term finance leases payable after one year were $711 million and $761 million, respectively.
(c)Ford of Britain entered into a £1.0 billion 7-year term loan pursuant to the U.K. Export Finance Program in July 2025.
(d)At December 31, 2024 and September 30, 2025, the fair value of debt includes $632 million and $1,056 million of Company excluding Ford Credit short-term debt, respectively, and $16.2 billion and $16.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(e)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(336) million at December 31, 2024 and September 30, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $42.8 billion at December 31, 2024 and September 30, 2025, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2024	2025	2024	2025
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$16	$(23)	$80	$72
Commodity contracts (b)	(11)	—	(40)	10
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(92)	(45)	(294)	(137)
Fair value changes on hedging instruments	585	34	316	598
Fair value changes on hedged debt	(553)	(33)	(316)	(576)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(33)	(23)	(97)	(66)
Fair value changes on hedging instruments	266	(14)	155	490
Fair value changes on hedged debt	(261)	(1)	(159)	(476)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	133	(55)	328	(64)
Cross-currency interest rate swap contracts	210	(49)	14	299
Interest rate contracts	(153)	—	(102)	(63)
Commodity contracts	—	—	(11)	22
Total	$107	$(209)	$(126)	$109
__________
(a)For the third quarter and first nine months of 2024, a $388 million loss and a $51 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2025, a $331 million gain and a $274 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2024, an $11 million gain and a $33 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2025, a $30 million gain and a $38 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2024, a $138 million gain and a $196 million gain, respectively, were reported in Cost of sales, and a $5 million loss and a $132 million gain, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2025, a $61 million loss and a $65 million gain, respectively, were reported in Cost of sales, and a $6 million gain and a $129 million loss, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			September 30, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$20,027	$578	$123	$16,248	$241	$102
Commodity contracts	959	22	13	946	36	1
Fair value hedges
Interest rate contracts	16,194	66	645	20,218	391	258
Cross-currency interest rate swap contracts	3,802	9	139	4,158	374	6
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	20,799	301	192	22,138	153	202
Cross-currency interest rate swap contracts	5,455	133	246	7,109	354	24
Interest rate contracts	76,977	305	845	85,911	374	675
Commodity contracts	944	14	31	789	20	7
Total derivative financial instruments, gross (a) (b)	$145,157	$1,428	$2,234	$157,517	$1,943	$1,275

Current portion		$869	$1,311		$548	$774
Non-current portion		559	923		1,395	501
Total derivative financial instruments, gross		$1,428	$2,234		$1,943	$1,275
__________
(a)At December 31, 2024 and September 30, 2025, we held collateral of $27 million and $28 million, respectively, and we posted collateral of $127 million and $114 million, respectively.
(b)At December 31, 2024 and September 30, 2025, the fair value of assets and liabilities available for counterparty netting was $780 million and $888 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

In 2023, we announced our plan to phase-out production of the Focus at our Saarlouis Body and Assembly plant in Germany. We will cease production in the fourth quarter of 2025, and we plan to repurpose the facility into a technical center.

In 2023, 2024, and 2025, we also had separation programs for hourly and salaried workers, primarily in Europe, and expect these programs to be substantially complete by the end of 2027. In addition, in 2024, we offered voluntary separation packages to certain members of our hourly workforce in North America, and these programs are substantially complete.

The following table summarizes the activities for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Beginning balance	$1,333	$1,050	$1,086	$1,098
Changes in accruals (a)	122	316	911	414
Payments	(227)	(35)	(730)	(280)
Foreign currency translation and other	29	4	(10)	103
Ending balance	$1,257	$1,335	$1,257	$1,335
__________
(a)Excludes pension costs of $158 million and $4 million in the third quarter of 2024 and 2025, respectively, and $222 million and $39 million in the first nine months of 2024 and 2025, respectively.

We recorded costs of $1.1 billion and $453 million in the first nine months of 2024 and 2025, respectively, related to the initiated actions above. We estimate that we will incur total charges in 2025 that range between $500 million and $750 million related to such actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Foreign currency translation
Beginning balance	$(6,077)	$(5,105)	$(5,443)	$(6,899)
Gains/(Losses) on foreign currency translation	471	36	(143)	1,762
Less: Tax/(Tax benefit) (a)	(23)	8	(4)	(64)
Net gains/(losses) on foreign currency translation	494	28	(139)	1,826
(Gains)/Losses reclassified from AOCI to net income (b) (c)	(64)	—	(65)	(4)
Other comprehensive income/(loss), net of tax (d)	430	28	(204)	1,822
Ending balance	$(5,647)	$(5,077)	$(5,647)	$(5,077)

Marketable securities
Beginning balance	$(150)	$53	$(170)	$(50)
Gains/(Losses) on available for sale securities	237	34	252	173
Less: Tax/(Tax benefit)	57	8	60	40
Net gains/(losses) on available for sale securities	180	26	192	133
(Gains)/Losses reclassified from AOCI to net income	—	(3)	11	(8)
Less: Tax/(Tax benefit)	—	(1)	3	(2)
Net (gains)/losses reclassified from AOCI to net income (c)	—	(2)	8	(6)
Other comprehensive income/(loss), net of tax	180	24	200	127
Ending balance	$30	$77	$30	$77

Derivative instruments
Beginning balance	$(83)	$(262)	$(331)	$277
Gains/(Losses) on derivative instruments	(377)	361	(18)	(236)
Less: Tax/(Tax benefit)	(89)	88	(5)	(51)
Net gains/(losses) on derivative instruments	(288)	273	(13)	(185)
(Gains)/Losses reclassified from AOCI to net income	(5)	23	(40)	(82)
Less: Tax/(Tax benefit)	(1)	5	(9)	(19)
Net (gains)/losses reclassified from AOCI to net income (e)	(4)	18	(31)	(63)
Other comprehensive income/(loss), net of tax	(292)	291	(44)	(248)
Ending balance	$(375)	$29	$(375)	$29

Pension and other postretirement benefits
Beginning balance	$(3,047)	$(2,928)	$(3,098)	$(2,967)
Amortization and recognition of prior service costs/(credits)	71	32	135	92
Less: Tax/(Tax benefit)	18	7	33	22
Net prior service costs/(credits) reclassified from AOCI to net income	53	25	102	70
Translation impact on non-U.S. plans	(3)	1	(1)	(5)
Other comprehensive income/(loss), net of tax	50	26	101	65
Ending balance	$(2,997)	$(2,902)	$(2,997)	$(2,902)

Total AOCI ending balance at September 30	$(8,989)	$(7,873)	$(8,989)	$(7,873)
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
(c)Reclassified to Other Income/(Loss) net.
(d)Excludes a $1 million loss in 2025 related to noncontrolling interests.
(e)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net losses on cash flow hedges of $75 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $9.3 billion and $7.7 billion at December 31, 2024 and September 30, 2025, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion at both December 31, 2024 and September 30, 2025, related to certain obligations of our VIEs, and is also included in Note 18.

In July 2022, Ford, SK On Co., Ltd., and SK Battery America, Inc. (a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture that is building and will operate electric vehicle battery plants in Tennessee and Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the United States Department of Energy (“DOE”) of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford has agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After drawing on the BOSK DOE Loan, BOSK has distributed $3.1 billion (including $1.7 billion in the first quarter of 2025) to Ford as returns of capital. As of September 30, 2025, Ford has recognized contributions (net of returns of capital) to BOSK of $2.9 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.3 billion and $5.4 billion at December 31, 2024 and September 30, 2025, respectively. See Note 17 for additional information. The carrying value of recorded liabilities related to financial guarantees was $144 million and $100 million at December 31, 2024 and September 30, 2025, respectively.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the probable amount of payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2024 and September 30, 2025.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2024	2025
Beginning balance	$11,504	$14,032
Payments made during the period	(4,411)	(4,248)
Changes in accrual related to warranties issued during the period	4,329	5,130
Changes in accrual related to pre-existing warranties	2,159	1,688
Foreign currency translation and other	(267)	(18)
Ending balance	$13,314	$16,584

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above, which includes a $572 million charge for a field service action related to fuel injectors announced in the second quarter of 2025. In addition, our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $1.7 billion in the aggregate.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
Third Quarter 2024
External revenues	$26,238	$1,175	$15,655	$3,127	$1	$46,196
Intersegment revenues (b)	10,577	74	—	—	(10,651)	—
Total revenues	$36,815	$1,249	$15,655	$3,127	$(10,650)	$46,196
Other segment items (c)	35,191	2,480	13,842	2,583
Segment EBIT/EBT	$1,624	$(1,231)	$1,813	$544		$2,750
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(200)
Interest on debt (excludes $1,878 of Ford Credit interest on debt)						(272)
Special items (d)						(1,409)
Income/(Loss) before income taxes						$869

Other Segment Disclosures
Depreciation and tooling amortization	$743	$129	$330	$611	$28	$1,841
Investment-related interest income	47	1	14	126	179	367
Equity in net income/(loss) of affiliated companies	69	(13)	82	10	(1)	147
Cash outflow for capital spending (e)	1,125	777	10	22	58	1,992
Total assets	60,521	17,584	3,833	156,416	48,693	287,047

Third Quarter 2025
External revenues	$28,018	$1,783	$17,378	$3,349	$6	$50,534
Intersegment revenues (b)	11,368	121	—	—	(11,489)	—
Total revenues	$39,386	$1,904	$17,378	$3,349	$(11,483)	$50,534
Other segment items (c)	37,846	3,314	15,393	2,718
Segment EBIT/EBT	$1,540	$(1,410)	$1,985	$631		$2,746
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(160)
Interest on debt (excludes $1,802 of Ford Credit interest on debt)						(321)
Special items (f)						(447)
Income/(Loss) before income taxes						$1,818

Other Segment Disclosures
Depreciation and tooling amortization	$811	$151	$347	$642	$24	$1,975
Investment-related interest income	49	—	16	92	222	379
Equity in net income/(loss) of affiliated companies	48	(54)	109	13	(95)	21
Cash outflow for capital spending (e)	1,237	821	12	26	29	2,125
Total assets	63,878	17,437	4,499	160,559	54,617	300,990

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
First Nine Months 2024
External revenues	$74,662	$2,441	$50,662	$9,011	$5	$136,781
Intersegment revenues (b)	33,624	207	—	—	(33,831)	—
Total revenues	$108,286	$2,648	$50,662	$9,011	$(33,826)	$136,781
Other segment items (c)	104,594	6,356	43,281	7,798
Segment EBIT/EBT	$3,692	$(3,708)	$7,381	$1,213		$8,578
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(508)
Interest on debt (excludes $5,623 of Ford Credit interest on debt)						(820)
Special items (g)						(2,331)
Income/(Loss) before income taxes						$4,919

Other Segment Disclosures
Depreciation and tooling amortization	$2,222	$424	$1,046	$1,856	$88	$5,636
Investment-related interest income	124	2	38	393	587	1,144
Equity in net income/(loss) of affiliated companies	225	(52)	310	28	—	511
Cash outflow for capital spending (e)	3,225	2,725	27	65	144	6,186

First Nine Months 2025
External revenues	$74,799	$5,382	$51,356	$9,827	$13	$141,377
Intersegment revenues (b)	35,500	429	—	—	(35,929)	—
Total revenues	$110,299	$5,811	$51,356	$9,827	$(35,916)	$141,377
Other segment items (c)	108,002	9,399	45,744	7,971
Segment EBIT/EBT	$2,297	$(3,588)	$5,612	$1,856		$6,177
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(432)
Interest on debt (excludes $5,351 of Ford Credit interest on debt)						(906)
Special items (h)						(1,859)
Income/(Loss) before income taxes						$2,980

Other Segment Disclosures
Depreciation and tooling amortization	$2,304	$443	$1,044	$1,875	$56	$5,722
Investment-related interest income	147	2	46	274	629	1,098
Equity in net income/(loss) of affiliated companies	162	(91)	245	36	(487)	(135)
Cash outflow for capital spending (e)	3,287	2,534	35	88	87	6,031
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. SEGMENT INFORMATION (Continued)

(e)Ford Blue recognized $206 million and $128 million of spending attributable to electric vehicles at shared manufacturing plants during the third quarter of 2024 and 2025, respectively, and $675 million and $486 million in the first nine months of 2024 and 2025, respectively. Total electric vehicle spending, including Ford Blue and Ford Model e, was $983 million and $949 million during the third quarter of 2024 and 2025, respectively, and $3,401 million and $3,020 million in the first nine months of 2024 and 2025, respectively.
(f)Primarily reflects restructuring actions in Europe and our share of asset impairments and other expenses at an equity method investment.
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
(h)Primarily reflects a field service action for fuel injectors, our share of equity method investment asset impairments and write downs and other expenses, charges related to the cancellation of a previously planned all-electric three-row SUV program and resulting actions, and restructuring actions in Europe.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Production and Supply Chain

On September 17, 2025, a fire at a Novelis Inc. plant in New York disrupted operations at the facility. Novelis is a major aluminum supplier to Ford, and since the fire occurred, we have been working closely with Novelis to address the situation and exploring potential alternative sources of aluminum and mitigating actions to minimize potential disruptions to our operations. Although the ultimate impact on Ford and Ford Credit is uncertain, we expect lower production in the fourth quarter of 2025 driven by the Novelis fire, which we expect to recover partially in 2026. Lower production is likely to result in lower Ford Credit receivables and higher short-term available liquidity at Ford Credit. For more information regarding the impact and potential impact of the Novelis fire on our business, see the Outlook section on page 56 of this 10-Q Report.

See Item 1A. Risk Factors in our 2024 Form 10-K Report for additional discussion of the risks related to disruptions to Ford’s and Ford’s suppliers’ production and operations.

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

In the third quarter of 2025, Ford’s net EBIT impact related to tariffs implemented or revised in 2025 was about $700 million, including the impact of preferential tariff treatment and import adjustment offset amounts. These offsets, which the U.S. government recently expanded, are subject to periodic approval by the U.S. Department of Commerce and may be revised based on ultimate production and import levels. As of September 30, 2025, our balance sheet includes a receivable of about $1 billion reflecting tariffs paid but for which we have not yet received refunds for preferential tariff treatment and import adjustment offsets. The timing for our receipt of these refunds is uncertain and depends, in part, on the category of the tariff.

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

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see the Outlook section on page 56 of this 10-Q Report and Item 1A. Risk Factors in our 2024 Form 10-K Report as updated by Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Electric Vehicle Market

Although we are investing in our electric vehicle strategy, we anticipate that the market for EVs will continue to change. To date, we have observed lower-than-anticipated industrywide EV adoption rates due to changes in consumer sentiment, competitive dynamics, and legal and policy changes, among other factors, which we continue to monitor. The recent termination of U.S. tax credits intended to incentivize the purchase of EVs may negatively affect EV adoption rates and/or pricing. Moreover, potentially significant reductions in the stringency of federal emissions and fuel economy standards and federal legislation that eliminated the authority of California and other states to implement and enforce their most stringent emissions standards and zero-emission vehicle sales requirements, and other actions that may be forthcoming, may add to the disruption of the market for EVs in the United States, our largest market. These developments, which may continue to affect the pace of EV adoption, could extend the period of underutilization of EV production capacity across the industry.

This environment has led us, and may in the near future lead us, to adjust our investments, spending, production, and product or future technology launches to better match the pace of electric vehicle adoption and take incremental pricing actions. As a result of these adjustments and actions, we have incurred, and may continue to incur, significant expenses related to program cancellation costs or otherwise, including payments to our electric vehicle-related suppliers (battery, raw material, or otherwise), asset write-downs, or other matters.

For example, we previously announced the cancellation of an all-electric three-row SUV program. The impact of that cancellation also resulted in changes to future technology and product launches. In addition to incurring expenses of $1.6 billion through the third quarter of 2025 related to these actions, we may incur additional expenses and cash expenditures of about $1.8 billion and will reflect those in the quarter they are incurred as a special item.

These regulatory and market dynamics may continue to occur, which could have a substantial adverse impact on our results of operations and/or business, including our investments in supply, production capacity, and equity method investments.

Further, the pace of EV adoption and slower-than-anticipated development of the EV market may impact our strategy to comply with regulatory emissions and fuel economy standards and zero-emission vehicle requirements. Although recent actions taken and expected to be taken in the United States and elsewhere may eliminate or reduce the stringency of such standards, if consumers do not purchase our EVs and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult for Ford to meet applicable environmental standards in certain markets and may force us to take various product-led actions (e.g., curtailing the production and sale of certain internal combustion vehicles) that could have substantial adverse effects on our sales volume and operations. As previously reported, we have entered into agreements to purchase regulatory compliance credits for current and future model years in various regions, as, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance. Our obligations under these agreements generally are dependent on the continued existence of an underlying regulatory compliance requirement in the applicable jurisdiction. To the extent possible and beneficial, we will terminate or renegotiate agreements in response to regulatory changes, as authorized by those agreements. For example, following federal legislative action taken in the United States in the second quarter of 2025 that eliminated certain state authority for new vehicle emissions standards and zero-emission vehicle requirements, we exercised our contractual right to terminate some of the credit purchase transactions under those agreements. As a result of these terminations, in addition to the delivery of credits to us under our purchase agreements and accruals we recorded for credits we are obligated to receive, our future purchase obligations under our compliance credit purchase agreements as of September 30, 2025 totaled about $2.5 billion, down from about $4.2 billion at December 31, 2024. In addition, we have written off, and may in the future write off, compliance credit assets that we are no longer able to use as a result of legal and policy changes. Write-offs to date for such credit assets have been immaterial.

See Item 1A. Risk Factors in our 2024 Form 10-K Report for additional discussion of the risks related to lower-than-anticipated electric vehicle volumes and our planned transition to a greater mix of electric vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the third quarter of 2025, the net income attributable to Ford Motor Company was $2,447 million, and Company adjusted EBIT was $2,586 million.

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

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Restructuring (by Geography)
Europe	$(120)	$(332)	$(667)	$(382)
North America Hourly Buyouts	—	—	(260)	—
Subtotal Restructuring	$(120)	$(332)	$(927)	$(382)
Other Items
Fuel injector field service action	$—	$(1)	$—	$(572)
EV program cancellation	(979)	(13)	(979)	(385)
Ford share of equity method investment’s asset impairments / other	—	(74)	—	(275)
Ford share of BlueOval SK’s asset write down / other	—	(23)	—	(216)
EV program dispute	19	—	19	—
Extended Oakville Assembly Plant Changeover	—	—	(246)	—
Other	(3)	—	6	—
Subtotal Other Items	$(963)	$(111)	$(1,200)	$(1,448)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$(168)	$—	$15	$10
Pension settlements, curtailments, and separations costs	(158)	(4)	(219)	(39)
Subtotal Pension and OPEB Gain/(Loss)	$(326)	$(4)	$(204)	$(29)
Total EBIT Special Items	$(1,409)	$(447)	$(2,331)	$(1,859)

Provision for/(Benefit from) tax special items (a)	$(343)	$(1,074)	$(533)	$(870)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $0.4 billion of pre-tax special item charges in the third quarter of 2025, primarily reflecting restructuring actions in Europe and our share of asset impairments and other related expenses at an equity method investment.

We recorded a $1.1 billion benefit from tax special items in the third quarter of 2025, including a net benefit of $1.4 billion associated with the release of a valuation allowance resulting from improvements in our South American operations and a non-cash charge of $0.4 billion to deferred tax assets to recognize tax legislation enacted in Germany during the quarter.

In Note 19 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter and first nine months of 2025 key metrics for the Company, compared to a year ago.

	Third Quarter			First Nine Months
	2024	2025	H / (L)	2024	2025	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$5.5	$7.4	$1.9	$12.4	$17.4	$5.0
Revenue ($M)	46,196	50,534	9%	136,781	141,377	3%
Net Income/(Loss) ($M)	892	2,447	$1,555	4,055	2,882	$(1,173)
Net Income/(Loss) Margin (%)	1.9%	4.8%	2.9 ppts	3.0%	2.0%	(0.9) ppts
EPS (Diluted)	$0.22	$0.60	$0.38	$1.01	$0.72	$(0.29)

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$3.2	$4.3	$1.1	$5.9	$5.7	$(0.3)
Company Adj. EBIT ($M)	2,550	2,586	36	8,070	5,745	(2,325)
Company Adj. EBIT Margin (%)	5.5%	5.1%	(0.4) ppts	5.9%	4.1%	(1.8) ppts
Adjusted EPS (Diluted)	$0.49	$0.45	$(0.04)	$1.46	$0.96	$(0.50)
Adjusted ROIC (Trailing Four Quarters)	11.4%	10.1%	(1.3) ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2025, our diluted earnings per share of Common and Class B Stock was $0.60, and our diluted adjusted earnings per share was $0.45.

Net income/(loss) margin was 4.8% in the third quarter of 2025, up 2.9 percentage points from a year ago. Company adjusted EBIT margin was 5.1% in the third quarter of 2025, down 0.4 percentage points from a year ago.

The table below shows the details of our third quarter and first nine months 2025 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	Third Quarter			First Nine Months
	2024	2025	H / (L)	2024	2025	H / (L)
Ford Blue	$1,624	$1,540	$(84)	$3,692	$2,297	$(1,395)
Ford Model e	(1,231)	(1,410)	(179)	(3,708)	(3,588)	120
Ford Pro	1,813	1,985	172	7,381	5,612	(1,769)
Ford Credit	544	631	87	1,213	1,856	643
Corporate Other	(200)	(160)	40	(508)	(432)	76
Company Adjusted EBIT (a)	2,550	2,586	36	8,070	5,745	(2,325)
Interest on Debt	(272)	(321)	(49)	(820)	(906)	(86)
Special Items	(1,409)	(447)	962	(2,331)	(1,859)	472
Taxes / Noncontrolling Interests	23	629	606	(864)	(98)	766
Net Income/(Loss)	$892	$2,447	$1,555	$4,055	$2,882	$(1,173)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase of $1,555 million in net income is primarily explained by lower special item charges, including lower charges related to the cancellation of a previously planned all-electric three-row SUV program, and increased tax benefits, including the tax special items described on page 37. The increase of $36 million in Company adjusted EBIT in the third quarter of 2025 primarily reflects higher Ford Pro EBIT and Ford Credit EBT, offset partially by lower Model e and Ford Blue EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide third quarter and first nine months of 2025 key metrics and the change in third quarter 2025 EBIT compared with third quarter 2024 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

Ford Blue Segment

	Third Quarter			First Nine Months
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000) (a)	721	733	12	2,088	2,016	(72)
Revenue ($M)	$26,238	$28,018	$1,780	$74,662	$74,799	$137
EBIT ($M)	1,624	1,540	(84)	3,692	2,297	(1,395)
EBIT Margin (%)	6.2%	5.5%	(0.7) ppts	4.9%	3.1%	(1.9) ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 101,000 units in Q3 2024 and 90,000 units in Q3 2025).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2024 EBIT	$1,624
Volume / Mix	331
Net Pricing	435
Cost	(555)
Exchange	(155)
Other	(140)
Third Quarter 2025 EBIT	$1,540

In the third quarter of 2025, Ford Blue’s wholesales increased 2% from a year ago. The increase primarily reflects higher sales of vehicles manufactured and sold to other OEMs through existing alliance agreements and higher wholesales in North America, offset partially by lower passenger vehicle sales in Europe and lower sales at our joint ventures in China. Third quarter 2025 revenue increased 7%, driven primarily by higher wholesales, favorable net pricing, and improved mix.

Ford Blue’s third quarter 2025 EBIT was $1,540 million, a decrease of $84 million from a year ago, with an EBIT margin of 5.5%. The lower EBIT primarily reflects higher costs, including tariffs, and adverse exchange, offset partially by favorable net pricing and higher volume and mix. Excluding tariffs, cost improved year-over-year, reflecting ongoing cost reduction initiatives, including lower material and warranty costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Third Quarter			First Nine Months
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000)	32	50	18	68	141	73
Revenue ($M)	$1,175	$1,783	$608	$2,441	$5,382	$2,941
EBIT ($M)	(1,231)	(1,410)	(179)	(3,708)	(3,588)	120
EBIT Margin (%)	(104.8)%	(79.1)%	25.7 ppts	(151.9)%	(66.7)%	85.2 ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2024 EBIT	$(1,231)
Volume / Mix	61
Net Pricing	(128)
Cost	41
Exchange	(32)
Other	(121)
Third Quarter 2025 EBIT	$(1,410)

In the third quarter of 2025, Ford Model e’s wholesales increased significantly from a year ago, primarily reflecting the introduction of EV products in Europe, including the Puma Gen-E and Capri, and higher F-150 Lightning wholesales in North America. Third quarter 2025 revenue increased by $608 million, primarily reflecting higher wholesales.

Ford Model e’s third quarter 2025 EBIT loss was $1,410 million, a $179 million higher loss than a year ago, with an EBIT margin of negative 79.1%. The increased EBIT loss was primarily driven by adverse net pricing, a one-time charge related to the Louisville Assembly Plant changeover (included in Other), and unfavorable exchange, offset partially by higher volume and lower costs. The lower costs include lower material and warranty costs, which more than offset increased tariff-related costs.

Ford Pro Segment

	Third Quarter			First Nine Months
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Wholesale Units (000) (a)	342	373	31	1,125	1,154	29
Revenue ($M)	$15,655	$17,378	$1,723	$50,662	$51,356	$694
EBIT ($M)	1,813	1,985	172	7,381	5,612	(1,769)
EBIT Margin (%)	11.6%	11.4%	(0.2) ppts	14.6%	10.9%	(3.6) ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 21,000 units in Q3 2024 and 23,000 in Q3 2025).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2024 EBIT	$1,813
Volume / Mix	475
Net Pricing	(254)
Cost	(50)
Exchange	41
Other	(40)
Third Quarter 2025 EBIT	$1,985

In the third quarter of 2025, Ford Pro’s wholesales increased 9% from a year ago, driven by higher daily rental volume in North America and higher sales of the Transit family of vehicles, including the introduction of the E-Transit Custom and E-Transit Courier in Europe. Third quarter 2025 revenue increased 11%, primarily reflecting higher wholesales and favorable exchange, offset partially by moderated pricing across fleets (including daily rental).

Ford Pro’s third quarter 2025 EBIT was $1,985 million, an increase of $172 million from a year ago, with an EBIT margin of 11.4%. The higher EBIT was primarily driven by higher volume and favorable exchange, offset partially by unfavorable fleet pricing (including daily rental) and higher cost. Excluding tariffs, cost improved year-over-year, driven by lower warranty and material costs.

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

The tables below provide third quarter and first nine months of 2025 key metrics and the change in third quarter 2025 EBT compared with third quarter 2024 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2024	2025	H / (L)	2024	2025	H / (L)
Total Net Receivables ($B)	$142.2	$145.7	$3.5
Loss-to-Receivables (bps) (a)	57	62	5	48	58	10
Auction Values (b)	$31,245	$32,195	3%	$30,595	$31,715	4%
EBT ($M)	544	631	$87	1,213	1,856	$643
ROE (%)	14.1%	15.1%	1.0 ppts	9.6%	14.1%	4.5 ppts

Other Balance Sheet Metrics
Debt ($B)	$136.7	$140.2	$3.5
Net Liquidity ($B)	29.6	28.1	(1.5)
Financial Statement Leverage (to 1)	9.7	9.5	(0.2)
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease third quarter auction values at Q3 2025 mix and YTD amounts at YTD 2025 mix.

Change in EBT by Causal Factor (in millions)
Third Quarter 2024 EBT	$544
Volume / Mix	20
Financing Margin	194
Credit Loss	(36)
Lease Residual	(4)
Exchange	7
Other	(94)
Third Quarter 2025 EBT	$631

Ford Credit’s total net receivables of $145.7 billion were 2% higher than a year ago, explained primarily by a larger operating lease portfolio. The third quarter 2025 U.S. loss-to-receivables (“LTR”) ratio of 62 basis points increased from a year ago, reflecting increased loss severity and higher repossessions. U.S. auction values increased 3% year over year, reflecting industrywide low used vehicle supply and high demand.

Ford Credit’s third quarter 2025 EBT of $631 million was $87 million higher than a year ago, explained primarily by higher financing margin and receivables, offset partially by Other and higher credit losses. Other reflects a charge related to an industrywide review by the U.K. Financial Conduct Authority into the historical use of dealer commissions and the non-recurrence of a realized gain on accumulated foreign currency translation related to Europe restructuring in third quarter 2024, offset partially by the non-recurrence of a negative derivative market valuation adjustment.

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and gains and losses from our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2025, Corporate Other had a $160 million EBIT loss, compared to a $200 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $321 million in the third quarter of 2025, $49 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2025 was a benefit of $630 million and a provision of $88 million, respectively. This resulted in an effective tax rate of negative 34.7% for the third quarter and 3.0% for the first nine months. During the third quarter, these rates were impacted by a net benefit of $1.4 billion associated with the release of a valuation allowance resulting from improvements in our South American operations. The third quarter and first nine months rates were also impacted by a non-cash charge of $424 million to deferred tax assets to recognize the impact of tax legislation enacted in Germany during the quarter. In addition, the nine-month rate was impacted by a non-cash charge of $471 million to deferred tax assets recorded in the second quarter associated with resolving transfer pricing matters in certain non-U.S. operations. The foregoing were treated as special items.

Our third quarter and first nine months 2025 adjusted effective tax rates, which exclude special items, were 19.6% and 19.8%, respectively.

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We have analyzed the provisions within the act and determined there was no material impact in the third quarter of 2025, nor do we expect a material impact on our 2025 consolidated financial statements.

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

At September 30, 2025, total cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $42.5 billion.

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

Company excluding Ford Credit

	December 31, 2024	September 30, 2025
Balance Sheets ($B)
Company Cash	$28.5	$32.9
Liquidity	46.7	54.0
Debt (excluding finance leases)	(19.9)	(20.9)
Cash Net of Debt (excluding finance leases)	8.7	12.0

Pension Funded Status ($B) (a)
Funded Plans	$3.4	$4.0
Unfunded Plans	(3.9)	(3.6)
Total Global Pension	$(0.5)	$0.4

Total Funded Status OPEB	$(4.4)	$(4.4)
__________
(a)Balances at September 30, 2025 reflect net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. The discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At September 30, 2025, we had Company cash of $32.9 billion and liquidity of $54.0 billion. At September 30, 2025, about 87% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electric vehicles

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electric vehicles), parts, accessories, and payment of tariffs (for additional information, see the Aggregate Contractual Obligations table and the accompanying description of our “Purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2024 Form 10-K Report)

•Purchase of regulatory compliance credits

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

With respect to “Changes in working capital,” in general, the Company excluding Ford Credit carries relatively low trade receivables compared with our trade payables because the majority of our wholesales are financed (primarily by Ford Credit) immediately upon the sale of vehicles to dealers, which generally occurs shortly after being produced. In contrast, our trade payables are based primarily on industry-standard production supplier payment terms of about 45 days. As a result, our cash flow deteriorates if wholesale volumes (and the corresponding revenue) decrease while trade payables continue to become due. Conversely, our cash flow improves if wholesale volumes (and the corresponding revenue) increase while new trade payables are generally not due for about 45 days. For example, the suspension of production at most of our assembly plants and lower industry volumes due to COVID-19 in early 2020 resulted in an initial deterioration of our cash flow, while the subsequent resumption of manufacturing operations and return to pre-COVID-19 production levels at most of our assembly plants resulted in a subsequent improvement of our cash flow. Disruptions to our production due to supplier shortages or otherwise may have similar cash flow timing impacts. Even in normal economic conditions, however, these working capital balances generally are subject to seasonal changes that can impact cash flow. For example, we typically experience cash flow timing differences associated with inventories and payables due to our annual shutdown periods when production, and therefore inventories and wholesale volumes, are usually at their lowest levels, while payables continue to come due and be paid. The net impact of this typically results in cash outflows from changes in our working capital balances during these shutdown periods.

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production of vehicles. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials for production of electric vehicles, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers, including contributing up to a maximum of $6.6 billion in capital to BlueOval SK, LLC (“BOSK”) over a five-year period ending in 2026. As of September 30, 2025, we have recognized contributions (net of returns of capital) to BOSK of $2.9 billion (for additional information, see Note 17 of the Notes to the Financial Statements herein). Our actual capital outlay could vary significantly based on the final project costs and potential financing opportunities. Such investments could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in the offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of September 30, 2025, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, consist of approximately $1.4 billion of purchase obligations and approximately $4.2 billion of contingent purchase obligations based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

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

Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of September 30, 2025, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $188 million. The amount settled through the SCF program during the first nine months of 2025 was $951 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.0	$2.0	$6.9	$3.9

Capital spending	$(2.0)	$(2.1)	$(6.1)	$(5.9)
Depreciation and tooling amortization	1.2	1.3	3.8	3.8
Net spending	$(0.7)	$(0.8)	$(2.3)	$(2.1)

Receivables	$0.2	$0.1	$—	$(2.1)
Inventory	(0.5)	0.7	(2.3)	(0.7)
Trade Payables	1.1	0.4	1.9	3.7
Changes in working capital	$0.8	$1.2	$(0.4)	$0.9

Ford Credit distributions	$0.2	$0.4	$0.3	$1.1
Interest on debt and cash taxes	(0.5)	(0.4)	(1.7)	(1.3)
All other and timing differences	1.4	2.0	3.2	3.2
Company adjusted free cash flow (a)	$3.2	$4.3	$5.9	$5.7

Restructuring	$(0.2)	$—	$(0.7)	$0.1
Changes in debt excluding finance lease payments	—	1.5	0.4	0.8
Finance lease payments	—	—	(0.1)	(0.1)
Funded pension contributions	(0.3)	(0.2)	(1.0)	(0.7)
Shareholder distributions	(0.6)	(0.6)	(2.8)	(2.4)
All other	(0.7)	(0.5)	(2.7)	1.0
Change in cash	$1.3	$4.4	$(1.0)	$4.3
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our third quarter 2025 Net cash provided by/(used in) operating activities was $7.4 billion, $1.9 billion higher than a year ago (see page 62 for additional information). The increase primarily reflects higher net income and higher Ford Credit operating cash flows. Company adjusted free cash flow was $4.3 billion, $1.1 billion higher than a year ago, primarily driven by timing differences, improved working capital, higher Ford Credit distributions, and lower cash taxes.

Capital spending was $2.1 billion in the third quarter of 2025, about flat compared to a year ago. We continue to expect full year 2025 capital spending to be about $9 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Third quarter 2025 working capital impact was $1.2 billion, driven by lower inventory, higher payables, and lower receivables, each compared to June 30, 2025. All other and timing differences were $2.0 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the third quarter of 2025, we contributed $187 million to our global funded pension plans. We now expect to contribute about $750 million to our global funded pension plans in 2025.

Shareholder distributions were $0.6 billion in the third quarter of 2025, all of which was attributable to our regular dividend.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2025 were $23.6 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, $3.0 billion of our delayed draw term loan facility (as discussed below), and $2.6 billion of local credit facilities. At September 30, 2025, $2.4 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, 364-day, and delayed draw term loan credit facilities was available.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 17, 2028 and $10.1 billion of commitments maturing on April 17, 2030. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on April 17, 2028. Lenders under our 364-day revolving credit facility have $2.5 billion of commitments maturing on April 16, 2026.

As previously reported, on July 28, 2025, we closed on a $3 billion delayed draw term loan facility, further strengthening our liquidity and providing additional financial flexibility. The commitments under the delayed draw term loan facility are available through July 28, 2026. Any unused commitments shall automatically terminate after July 28, 2026, and any loans drawn under the facility will mature on December 31, 2028.

The corporate, supplemental, and 364-day credit agreements include certain sustainability-linked targets, pursuant to which the applicable margin and facility fees may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. For the most recent performance period, Ford outperformed the global manufacturing facility greenhouse gas emissions and carbon-free electricity consumption metrics, and it was on target for the Ford Europe CO2 tailpipe emissions metric.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required. The terms and conditions of the supplemental and 364-day revolving credit facilities and the delayed draw term loan facility are consistent with our corporate credit facility. Ford Credit has been designated as a subsidiary borrower under the corporate credit facility and the 364-day revolving credit facility.

As previously reported, on July 23, 2025, Ford Motor Company Limited, our operating subsidiary in the United Kingdom (“Ford of Britain”), entered into a £1 billion term loan credit facility with a syndicate of banks to support Ford of Britain’s general export activities. Accordingly, U.K. Export Finance (“UKEF”) provided an £800 million guarantee of the credit facility under its Export Development Guarantee scheme, which supports high value commercial lending to U.K. exporters. We have also guaranteed Ford of Britain’s obligations under the credit facility to the lenders. On July 28, 2025, Ford of Britain drew the full £1 billion available under the facility. This seven-year, partially amortizing loan matures on July 23, 2032.

Debt. As shown in Note 12 of the Notes to the Financial Statements, at September 30, 2025, Company debt excluding Ford Credit was $21.8 billion (including $0.9 billion of finance leases). This balance is $1.1 billion higher than at December 31, 2024.

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

Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the third quarter of 2025 with $28.1 billion of liquidity, up $2.9 billion from year-end. Ford Credit completed $23 billion of public term issuances through October 22, 2025.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Funding Structure
Term unsecured debt	$61.7	$59.2	$64.8
Term asset-backed securities	56.3	60.4	56.7
Retail Deposits / Ford Interest Advantage	18.7	18.3	18.7
Other	0.1	1.2	(0.4)
Equity	14.0	13.8	14.7
Cash	(8.6)	(9.3)	(8.8)
Total Net Receivables	$142.2	$143.6	$145.7

Securitized Funding as Percent of Total Debt	41.2%	43.8%	40.4%

Net receivables of $145.7 billion at September 30, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.4% as of September 30, 2025.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2023 and 2024, planned issuances for full year 2025, and its global public term funding issuances through October 22, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through October 22
Unsecured	$14	$17	$ 11 - 13	$11
Securitizations (a)	14	16	12 - 14	12
Total public	$28	$33	$ 23 - 27	$23
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2025, Ford Credit now projects full year public term funding in the range of $23 billion to $27 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Liquidity Sources (a)
Cash	$8.6	$9.3	$8.8
Committed asset-backed facilities	44.6	42.9	43.3
Other unsecured credit facilities	1.8	1.7	1.6
Total liquidity sources	$55.0	$53.9	$53.7

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.1)	$(3.1)	$(3.0)
Committed asset-backed facilities	(22.5)	(25.6)	(22.4)
Other unsecured credit facilities	(0.1)	(0.5)	(0.5)
Total utilization of liquidity	$(25.7)	$(29.2)	$(25.9)

Available liquidity	$29.3	$24.7	$27.8
Other adjustments	0.3	0.5	0.3
Net liquidity available for use	$29.6	$25.2	$28.1
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2025, Ford Credit’s net liquidity available for use was $28.1 billion, $2.9 billion higher than year-end 2024, reflecting strong access to public funding markets. At September 30, 2025, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $53.7 billion, down $0.2 billion from year-end 2024.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Leverage Calculation
Debt	$136.7	$137.9	$140.2
Equity (a)	14.0	13.8	14.7
Financial statement leverage (to 1)	9.7	10.0	9.5
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At September 30, 2025, Ford Credit’s financial statement leverage was 9.5:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of September 30, 2025, our total Company pension overfunded status reported on our consolidated balance sheets was $382 million and reflects the net funded status at December 31, 2024, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2024.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2024	September 30, 2025
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$3.5	$4.7
Add: Noncontrolling interest	—	—
Less: Income tax	0.5	(0.6)
Add: Cash tax	(1.3)	(0.6)
Less: Interest on debt	(1.2)	(1.2)
Less: Total pension/OPEB income/(cost)	(2.7)	0.3
Add: Pension/OPEB service costs	(0.6)	(0.5)
Net operating profit/(loss) after cash tax	$5.1	$5.2
Less: Special items (excl. pension/OPEB) pre-tax	(2.8)	(2.0)
Adjusted net operating profit/(loss) after cash tax	$8.0	$7.2

Invested Capital
Equity	$44.3	$47.4
Debt (excl. Ford Credit)	20.6	21.8
Net pension and OPEB liability	5.9	4.0
Invested capital (end of period)	$70.8	$73.2
Average invested capital	$69.7	$70.9

ROIC (a)	7.4%	7.3%
Adjusted ROIC (Non-GAAP) (b)	11.4%	10.1%
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

There have been no rating actions taken by these NSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

We provided 2025 Company guidance in our earnings release furnished on Form 8-K dated October 23, 2025.  The guidance is based on our expectations and best estimates as of October 23, 2025, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including future or revised tariffs or related offsets, that have not been announced or tariffs or other policy changes that may be announced by other governments after the date hereof. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2024 Form 10-K Report and as updated by our subsequent filings with the SEC.

2025 Guidance
Total Company
Adjusted EBIT (a)	$6.0 - $6.5 billion
Adjusted Free Cash Flow (a)	$2.0 - $3.0 billion
Capital spending	About $9.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2025, we now expect adjusted EBIT of $6.0 billion to $6.5 billion and adjusted free cash flow of $2.0 billion to $3.0 billion.

Our updated 2025 outlook includes the following assumptions:

•For Novelis, an adjusted EBIT headwind of $1.5 billion to $2.0 billion and an adjusted free cash flow headwind of $2.0 billion to $3.0 billion in the fourth quarter. We currently have line of sight to mitigate at least $1.0 billion of adjusted EBIT in 2026, and we are working to improve the situation further. Between 2025 and 2026, we expect Novelis to be a headwind of $1.0 billion or less. Production disruption results in an oversized short-term impact on our working capital, which we expect will reverse in 2026.
•Given recent policy announcements by the administration in the United States, we now expect tariffs will be an about $1.0 billion net headwind for 2025, down from about $2.0 billion.

Our outlook for 2025 also assumes:

•U.S. industry sales of about 16.8 million units
•Full year U.S. industry pricing up about 0.5%
•Net cost improvement of about $1.0 billion, excluding the impact of tariffs

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

•Adjusted ROIC – Calculated as the sum of adjusted net operating profit/(loss) after cash tax from the last four quarters, divided by the average invested capital over the last four quarters. Adjusted Return on Invested Capital (“Adjusted ROIC”) provides management and investors with useful information to evaluate the Company’s after-cash tax operating return on its invested capital for the period presented. Adjusted net operating profit/(loss) after cash tax measures operating results less special items, interest on debt (excluding Ford Credit Debt), and certain pension/OPEB costs. Average invested capital is the sum of average balance sheet equity, debt (excluding Ford Credit Debt), and net pension/OPEB liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Net income/(loss) attributable to Ford (GAAP)	$892	$2,447	$4,055	$2,882
Income/(Loss) attributable to noncontrolling interests	4	1	8	10
Net income/(loss)	$896	$2,448	$4,063	$2,892
Less: (Provision for)/Benefit from income taxes	27	630	(856)	(88)
Income/(Loss) before income taxes	$869	$1,818	$4,919	$2,980
Less: Special items pre-tax	(1,409)	(447)	(2,331)	(1,859)
Income/(Loss) before special items pre-tax	$2,278	$2,265	$7,250	$4,839
Less: Interest on debt	(272)	(321)	(820)	(906)
Adjusted EBIT (Non-GAAP)	$2,550	$2,586	$8,070	$5,745

Memo:
Revenue ($B)	$46.2	$50.5	$136.8	$141.4
Net income/(loss) margin (GAAP) (%)	1.9%	4.8%	3.0%	2.0%
Adjusted EBIT margin (Non-GAAP) (%)	5.5%	5.1%	5.9%	4.1%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$892	$2,447	$4,055	$2,882
Less: Impact of pre-tax and tax special items	(1,066)	627	(1,798)	(989)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,958	$1,820	$5,853	$3,871

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,976	3,983	3,980	3,977
Net dilutive options, unvested restricted stock units, unvested restricted stock shares, and convertible debt	42	65	40	49
Diluted shares	4,018	4,048	4,020	4,026

Earnings/(Loss) per share – diluted (GAAP)	$0.22	$0.60	$1.01	$0.72
Less: Net impact of adjustments	(0.27)	0.15	(0.45)	(0.24)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.49	$0.45	$1.46	$0.96

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2024	2025	2024	2025	Memo: FY 2024
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$869	$1,818	$4,919	$2,980	$7,233
Less: Impact of special items	(1,409)	(447)	(2,331)	(1,859)	(1,860)
Adjusted earnings before taxes (Non-GAAP)	$2,278	$2,265	$7,250	$4,839	$9,093

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$27	$630	$(856)	$(88)	$(1,339)
Less: Impact of special items	343	1,074	533	870	323
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(316)	$(444)	$(1,389)	$(958)	$(1,662)

Tax Rate (%)
Effective tax rate (GAAP)	(3.1)%	(34.7)%	17.4%	3.0%	18.5%
Adjusted effective tax rate (Non-GAAP)	13.9%	19.6%	19.2%	19.8%	18.3%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Net cash provided by/(used in) operating activities (GAAP)	$5,502	$7,402	$12,395	$17,398

Less: Items not included in company adjusted free cash flows
Ford Credit operating cash flows	$1,296	$1,741	$3,162	$8,364
Funded pension contributions	(334)	(187)	(967)	(702)
Restructuring (including separations) (a)	(226)	(22)	(691)	(231)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	(33)	—
Other, net	14	(189)	(590)	(474)

Add: Items included in company adjusted free cash flows
Company excluding Ford Credit capital spending	$(1,970)	$(2,099)	$(6,121)	$(5,943)
Ford Credit distributions	175	350	325	1,050
Settlement of derivatives	230	(1)	227	109
Company adjusted free cash flow (Non-GAAP)	$3,187	$4,309	$5,945	$5,657
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2025
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$47,185	$3,349	$50,534
Total costs and expenses	46,151	2,825	48,976
Operating income/(loss)	1,034	524	1,558
Interest expense on Company debt excluding Ford Credit	321	—	321
Other income/(loss), net	466	94	560
Equity in net income/(loss) of affiliated companies	8	13	21
Income/(Loss) before income taxes	1,187	631	1,818
Provision for/(Benefit from) income taxes	(695)	65	(630)
Net income/(loss)	1,882	566	2,448
Less: Income/(Loss) attributable to noncontrolling interests	1	—	1
Net income/(loss) attributable to Ford Motor Company	$1,881	$566	$2,447

	For the period ended September 30, 2025
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$131,550	$9,827	$141,377
Total costs and expenses	130,721	8,268	138,989
Operating income/(loss)	829	1,559	2,388
Interest expense on Company debt excluding Ford Credit	906	—	906
Other income/(loss), net	1,372	261	1,633
Equity in net income/(loss) of affiliated companies	(171)	36	(135)
Income/(Loss) before income taxes	1,124	1,856	2,980
Provision for/(Benefit from) income taxes	(235)	323	88
Net income/(loss)	1,359	1,533	2,892
Less: Income/(Loss) attributable to noncontrolling interests	10	—	10
Net income/(loss) attributable to Ford Motor Company	$1,349	$1,533	$2,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2025
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$18,024	$8,764	$—	$26,788
Marketable securities	14,647	753	—	15,400
Ford Credit finance receivables, net	—	48,214	—	48,214
Trade and other receivables, net	8,267	10,932	—	19,199
Inventories	16,509	—	—	16,509
Other assets	3,330	1,280	—	4,610
Receivable from other segments	1,032	2,263	(3,295)	—
Total current assets	61,809	72,206	(3,295)	130,720

Ford Credit finance receivables, net	—	60,147	—	60,147
Net investment in operating leases	2,066	24,979	—	27,045
Net property	44,400	335	—	44,735
Equity in net assets of affiliated companies	5,227	132	—	5,359
Deferred income taxes	17,721	475	—	18,196
Other assets	12,503	2,285	—	14,788
Receivable from other segments	84	—	(84)	—
Total assets	$143,810	$160,559	$(3,379)	$300,990
Liabilities
Payables	$26,953	$915	$—	$27,868
Other liabilities and deferred revenue	28,613	2,539	—	31,152
Debt payable within one year	3,918	53,710	—	57,628
Payable to other segments	3,295	—	(3,295)	—
Total current liabilities	62,779	57,164	(3,295)	116,648

Other liabilities and deferred revenue	29,451	1,510	—	30,961
Long-term debt	17,857	86,455	—	104,312
Deferred income taxes	1,023	629	—	1,652
Payable to other segments	—	84	(84)	—
Total liabilities	$111,110	$145,842	$(3,379)	$253,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2025
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$1,359	$1,533	$—	$2,892
Depreciation and tooling amortization	3,847	1,875	—	5,722
Other amortization	40	(1,422)	—	(1,382)
Provision for credit and insurance losses	2	475	—	477
Pension and OPEB expense/(income)	277	—	—	277
Equity method investment (earnings)/losses and impairments in excess of dividends received	313	(1)	—	312
Foreign currency adjustments	84	(86)	—	(2)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(37)	(26)	—	(63)
Stock compensation	394	15	—	409
Provision for/(Benefit from) deferred income taxes	(768)	247	—	(521)
Decrease/(Increase) in finance receivables (wholesale and other)	—	2,605	—	2,605
Decrease/(Increase) in intersegment receivables/payables	(73)	73	—	—
Decrease/(Increase) in accounts receivable and other assets	(3,569)	(108)	—	(3,677)
Decrease/(Increase) in inventory	(705)	—	—	(705)
Increase/(Decrease) in accounts payable and accrued and other liabilities	10,360	271	—	10,631
Other	307	116	—	423
Interest supplements and residual value support to Ford Credit	(2,797)	2,797	—	—
Net cash provided by/(used in) operating activities	$9,034	$8,364	$—	$17,398
Cash flows from investing activities
Capital spending	$(5,943)	$(88)	$—	$(6,031)
Acquisitions of finance receivables and operating leases	—	(40,033)	—	(40,033)
Collections of finance receivables and operating leases	—	34,307	—	34,307
Purchases of marketable securities and other investments	(6,892)	(313)	—	(7,205)
Sales and maturities of marketable securities and other investments	7,214	292	—	7,506
Settlements of derivatives	109	(450)	—	(341)
Capital contributions to equity method investments	(442)	—	—	(442)
Returns of capital from equity method investments	1,701	—	—	1,701
Other	150	—	—	150
Investing activity (to)/from other segments	1,050	—	(1,050)	—
Net cash provided by/(used in) investing activities	$(3,053)	$(6,285)	$(1,050)	$(10,388)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(2,390)	$—	$—	$(2,390)
Purchases of common stock	—	—	—	—
Net changes in short-term debt	310	(716)	—	(406)
Proceeds from issuance of long-term debt	1,372	35,607	—	36,979
Payments of long-term debt	(965)	(36,576)	—	(37,541)
Other	(118)	(82)	—	(200)
Financing activity to/(from) other segments	—	(1,050)	1,050	—
Net cash provided by/(used in) financing activities	$(1,791)	$(2,817)	$1,050	$(3,558)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$193	$249	$—	$442

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2025, total equity attributable to Ford was $47.4 billion, an increase of $2.6 billion compared with December 31, 2024. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$2.9
Shareholder distributions	(2.4)
Other comprehensive income/(loss), net	1.8
Common stock issued (including share-based compensation impacts)	0.3
Total	$2.6

U.S. Sales by Type. The following table shows third quarter 2025 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	30,612	21,690
Hybrid Vehicles	55,177	54,040
Internal Combustion Vehicles	459,733	496,158
Total Vehicles	545,522	571,888

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2025, was an asset of $95 million, compared with an asset of $410 million as of December 31, 2024. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.9 billion at September 30, 2025, unchanged from December 31, 2024.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2025, was an asset of $48 million, compared with a liability of $8 million at December 31, 2024. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $178 million at September 30, 2025, compared with $189 million at December 31, 2024.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2025, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $69 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

PRODUCT LIABILITY MATTERS

Hill v. Ford (as previously reported on page 35 of our 2024 Form 10-K Report). Plaintiffs in this product liability action filed in Georgia state court alleged that the roof of a 2002 Ford F-250 involved in a rollover accident was defectively designed. During the first trial in 2018, the judge declared a mistrial, ruled that Ford’s attorneys had violated pre-trial rulings while presenting evidence, and sanctioned Ford by prohibiting Ford from introducing any evidence at the second trial to show that the roof design of the F-250 was not defective. During the second trial in August 2022, a jury found that Pep Boys (the party that sold the tires on the vehicle involved in the rollover accident) was responsible for 30% of the damages, and Ford, as a direct result of the sanctions order prohibiting Ford from presenting its defense, was responsible for 70% of the damages, resulting in $16.8 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $1.7 billion. We filed post-trial motions seeking a new trial, and on September 14, 2023, the trial court denied our post-trial motions. On October 13, 2023, Ford filed a notice of appeal with the Georgia Court of Appeals, and on November 1, 2024, the Georgia Court of Appeals vacated the trial court’s judgment and remanded the matter for a new trial. On November 7, 2024, the plaintiffs filed their notice of intent to petition the Georgia Supreme Court for a writ of certiorari, and on December 19, 2024, the plaintiffs filed their petition with the Georgia Supreme Court. Ford filed its response to the petition on February 5, 2025. On August 12, 2025, the Georgia Supreme Court denied plaintiffs’ petition for certiorari. On September 12, 2025, following a settlement reached between the plaintiffs and Ford, plaintiffs filed a Notice of Dismissal with Prejudice.

Brogdon v. Ford (as previously reported on page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025). Plaintiffs, the adult children of Debra and Herman Mills, filed this product liability action against Ford in the U.S. District Court for the Middle District of Georgia on May 23, 2023, alleging that the roof of a 2015 Ford F-250 involved in a rollover accident was defectively designed. After a trial in February 2025, a jury found that Ford was responsible for 85% of the damages, resulting in $25.9 million in damages being apportioned to Ford. The jury subsequently awarded punitive damages against Ford in the amount of $2.5 billion, after which we filed post-trial motions with the trial court. On September 12, 2025, following a settlement reached between the plaintiffs and Ford, this matter was dismissed.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 37 of our 2024 Form 10-K Report, page 64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and page 67 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3.2	By-laws.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 9, 2022. (a)
Exhibit 10	Term Loan Credit Agreement, dated as of July 28, 2025.	Filed as Exhibit 10 to our Current Report on Form 8-K filed July 28, 2025. (a)
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Kyle Crockett
Kyle Crockett, Chief Accounting Officer
(principal accounting officer)

Date:	October 23, 2025