Form 10-Q
period 2026-03-31
FORD MOTOR CO
filed 2026-04-30
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

or

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

As of April 27, 2026, Ford Motor Company had outstanding 3,913,840,554 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 66

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended March 31,
	2025	2026
	First Quarter
	(unaudited)
Revenues
Company excluding Ford Credit	$37,422	$39,819
Ford Credit	3,237	3,434
Total revenues (Note 3)	40,659	43,253

Costs and expenses
Cost of sales	35,188	35,311
Selling, administrative, and other expenses	2,431	2,807
Ford Credit interest, operating, and other expenses	2,721	2,806
Total costs and expenses	40,340	40,924
Operating income/(loss)	319	2,329
Interest expense on Company debt excluding Ford Credit	288	350
Other income/(loss), net (Note 4)	496	773
Equity in net income/(loss) of affiliated companies	94	160
Income/(Loss) before income taxes	621	2,912
Provision for/(Benefit from) income taxes	148	361
Net income/(loss)	473	2,551
Less: Income/(Loss) attributable to noncontrolling interests	2	3
Net income/(loss) attributable to Ford Motor Company	$471	$2,548

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.12	$0.64
Diluted income/(loss)	0.12	0.63

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,968	3,991
Diluted shares	4,011	4,071

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2025	2026
	First Quarter
	(unaudited)
Net income/(loss)	$473	$2,551
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	521	(257)
Marketable securities	67	(69)
Derivative instruments	(129)	131
Pension and other postretirement benefits	22	25
Total other comprehensive income/(loss), net of tax	481	(170)
Comprehensive income/(loss)	954	2,381
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2	3
Comprehensive income/(loss) attributable to Ford Motor Company	$952	$2,378

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	March 31, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$23,356	$17,649
Marketable securities (Note 7)	15,131	12,839
Ford Credit finance receivables, net of allowance for credit losses of $261 and $270 (Note 8)	49,130	46,185
Trade and other receivables, less allowances of $108 and $100	15,398	17,227
Inventories (Note 9)	15,285	16,537
Other assets	5,187	5,892
Total current assets	123,487	116,329
Ford Credit finance receivables, net of allowance for credit losses of $650 and $667 (Note 8)	61,449	60,322
Net investment in operating leases	28,540	28,983
Net property	37,288	38,091
Equity in net assets of affiliated companies	2,753	2,737
Deferred income taxes	21,953	22,273
Other assets	13,690	13,699
Total assets	$289,160	$282,434

LIABILITIES
Payables	$25,809	$26,039
Other liabilities and deferred revenue (Note 10 and Note 17)	31,779	29,849
Debt payable within one year (Note 12)
Company excluding Ford Credit	5,550	3,268
Ford Credit	51,752	47,523
Total current liabilities	114,890	106,679
Other liabilities and deferred revenue (Note 10 and Note 17)	30,902	30,161
Long-term debt (Note 12)
Company excluding Ford Credit	16,369	16,327
Ford Credit	89,665	90,008
Deferred income taxes	1,354	1,775
Total liabilities	253,180	244,950

EQUITY
Common Stock, par value $0.01 per share (4,154 million shares issued of 6 billion authorized)	41	42
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,922	23,884
Retained earnings	22,508	24,445
Accumulated other comprehensive income/(loss) (Note 15)	(7,710)	(7,880)
Treasury stock	(2,810)	(3,039)
Total equity attributable to Ford Motor Company	35,952	37,453
Equity attributable to noncontrolling interests	28	31
Total equity	35,980	37,484
Total liabilities and equity	$289,160	$282,434

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2025	March 31, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,636
Ford Credit finance receivables, net	55,773	55,342
Net investment in operating leases	13,572	14,354
Other assets	21	65
LIABILITIES
Other liabilities and deferred revenue	$40	$12
Debt	52,054	49,199

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2025	2026
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$473	$2,551
Depreciation and tooling amortization	1,848	1,883
Other amortization	(464)	(458)
Provision for credit and insurance losses	161	173
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	94	(136)
Equity method investment (earnings)/losses and impairments in excess of dividends received	(14)	(28)
Foreign currency adjustments	38	(104)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(32)	(6)
Stock compensation	121	110
Provision for/(Benefit from) deferred income taxes	(54)	64
Decrease/(Increase) in finance receivables (wholesale and other)	2,427	1,181
Decrease/(Increase) in accounts receivable and other assets	(1,294)	(1,542)
Decrease/(Increase) in inventory	(2,677)	(1,361)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,020	(1,207)
Other	32	196
Net cash provided by/(used in) operating activities	3,679	1,316

Cash flows from investing activities
Capital spending	(1,818)	(2,376)
Acquisitions of finance receivables and operating leases	(11,611)	(12,095)
Collections of finance receivables and operating leases	10,983	11,439
Purchases of marketable securities and other investments	(2,433)	(1,743)
Sales and maturities of marketable securities and other investments	3,617	3,982
Settlements of derivatives	(180)	34
Returns of capital from equity method investments (Note 16)	1,700	—
Other	(48)	(12)
Net cash provided by/(used in) investing activities	210	(771)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,196)	(607)
Purchases of common stock	—	(311)
Net changes in short-term debt	(564)	(2,082)
Proceeds from issuance of long-term debt	11,979	12,565
Payments of long-term debt	(16,223)	(15,581)
Other	(116)	(156)
Net cash provided by/(used in) financing activities	(6,120)	(6,172)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	118	(120)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(2,113)	$(5,747)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$23,190	$23,750
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,113)	(5,747)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$21,077	$18,003

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660

Balance at December 31, 2025	$42	$23,922	$22,508	$(7,710)	$(2,810)	$35,952	$28	$35,980
Net income/(loss)	—	—	2,548	—	—	2,548	3	2,551
Other comprehensive income/(loss), net	—	—	—	(170)	—	(170)	—	(170)
Common Stock issued (a)	1	(7)	—	—	—	(6)	—	(6)
Treasury stock/other	—	(31)	—	—	(229)	(260)	—	(260)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	—	(611)
Balance at March 31, 2026	$43	$23,884	$24,445	$(7,880)	$(3,039)	$37,453	$31	$37,484
__________
(a)Includes the effect of share-based compensation.
(b)Dividends and dividend equivalents declared for Common and Class B Stock. In the first quarter of 2025, in addition to a regular dividend of $0.15 per share, we declared a supplemental dividend of $0.15 per share.

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented.  The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K Report”).

NOTE 2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Accounting Standards Updates (“ASUs”) adopted during 2026 had no material effect on our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not affect our consolidated income statements, balance sheets, or statements of cash flows.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material effect on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended March 31 (in millions):

	First Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$35,867	$—	$35,867
Used vehicles	685	—	685
Services and other revenue (a)	803	18	821
Revenues from sales and services	37,355	18	37,373

Leasing income	67	1,131	1,198
Financing income	—	2,046	2,046
Insurance income	—	42	42
Total revenues	$37,422	$3,237	$40,659

	First Quarter 2026
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$37,644	$—	$37,644
Used vehicles	1,147	—	1,147
Services and other revenue (a)	953	23	976
Revenues from sales and services	39,744	23	39,767

Leasing income	75	1,346	1,421
Financing income	—	2,023	2,023
Insurance income	—	42	42
Total revenues	$39,819	$3,434	$43,253
__________
(a)Includes extended service contract revenue.

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will affect these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded an increase related to revenue recognized in prior periods of $96 million and $259 million in the first quarter of 2025 and 2026, respectively.

We had a balance of $6.2 billion and $6.3 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2025 and March 31, 2026, respectively. We expect to recognize approximately $1.5 billion of the unearned amount in the remainder of 2026, $1.5 billion in 2027, and $3.3 billion thereafter. We recognized $504 million and $585 million of unearned amounts from prior years as revenue during the first quarter of 2025 and 2026, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. Our deferred cost balances were $307 million and $306 million as of December 31, 2025 and March 31, 2026, respectively. We recognized $30 million and $27 million of amortization during the first quarter of 2025 and 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025	2026
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$11	$238
Investment-related interest income	351	316
Interest income/(expense) on income taxes	(17)	(4)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	32	6
Gains/(Losses) on changes in investments in affiliates	7	(3)
Royalty income	107	111
Other	5	109
Total	$496	$773

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

Our Provision for/(Benefit from) income taxes for the first quarter of 2026 was a provision of $361 million, resulting in an effective tax rate of 12.4%, partially driven by a benefit resulting from a tax law change in the United Kingdom during the period.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	First Quarter
	2025	2026
Net income/(loss) attributable to Ford Motor Company	$471	$2,548

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,968	3,991
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	43	80
Diluted shares	4,011	4,071

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities were as follows (in millions):

		December 31, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,649	$70	$1,719
U.S. government agencies	2	610	400	1,010
Non-U.S. government and agencies	2	1,300	1,082	2,382
Corporate debt	2	1,404	780	2,184
Total marketable securities classified as cash equivalents		4,963	2,332	7,295
Cash, time deposits, and money market funds		9,123	6,938	16,061
Total cash and cash equivalents		$14,086	$9,270	$23,356

Marketable securities
U.S. government	1	$3,817	$224	$4,041
U.S. government agencies	2	1,319	—	1,319
Non-U.S. government and agencies	2	2,043	91	2,134
Corporate debt	2	6,755	269	7,024
Other marketable securities	2	413	200	613
Total marketable securities		$14,347	$784	$15,131

Restricted cash		$251	$107	$358

Cash, cash equivalents, and restricted cash - held for sale		$36	$—	$36

		March 31, 2026
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$—	$97	$97
U.S. government agencies	2	1,185	—	1,185
Non-U.S. government and agencies	2	—	487	487
Corporate debt	2	201	545	746
Total marketable securities classified as cash equivalents		1,386	1,129	2,515
Cash, time deposits, and money market funds		8,339	6,795	15,134
Total cash and cash equivalents		$9,725	$7,924	$17,649

Marketable securities
U.S. government	1	$2,803	$229	$3,032
U.S. government agencies	2	1,042	—	1,042
Non-U.S. government and agencies	2	2,004	95	2,099
Corporate debt	2	5,802	266	6,068
Other marketable securities	2	403	195	598
Total marketable securities		$12,054	$785	$12,839

Restricted cash		$241	$113	$354

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,724	$25	$(2)	$3,747	$356	$3,391	$—
U.S. government agencies	1,358	6	(8)	1,356	460	892	4
Non-U.S. government and agencies	1,958	12	(8)	1,962	553	1,400	9
Corporate debt	8,065	65	(1)	8,129	2,925	5,200	4
Other marketable securities	385	3	—	388	2	357	29
Total	$15,490	$111	$(19)	$15,582	$4,296	$11,240	$46

	March 31, 2026
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,725	$6	$(7)	$2,724	$414	$2,310	$—
U.S. government agencies	1,052	2	(9)	1,045	467	578	—
Non-U.S. government and agencies	1,964	5	(9)	1,960	685	1,275	—
Corporate debt	5,962	30	(15)	5,977	1,517	4,385	75
Other marketable securities	364	1	—	365	40	319	6
Total	$12,067	$44	$(40)	$12,071	$3,123	$8,867	$81

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025	2026
Company excluding Ford Credit
Sales proceeds	$2,449	$2,608
Gross realized gains	5	10
Gross realized losses	3	1

We determine credit losses on AFS debt securities using the specific identification method. During the first quarter of 2026, we did not recognize any credit losses. Unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$23,356	$17,649
Restricted cash (a)	358	354
Cash, cash equivalents, and restricted cash - held for sale	36	—
Total cash, cash equivalents, and restricted cash	$23,750	$18,003
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2025	March 31, 2026
Consumer
Retail installment contracts, gross	$80,467	$78,821
Finance leases, gross	9,274	9,102
Retail financing, gross	89,741	87,923
Unearned interest supplements	(4,486)	(4,266)
Consumer finance receivables	85,255	83,657
Non-Consumer
Dealer financing	26,235	23,787
Non-Consumer finance receivables	26,235	23,787
Total recorded investment	$111,490	$107,444

Recorded investment in finance receivables	$111,490	$107,444
Allowance for credit losses	(911)	(937)
Total finance receivables, net	$110,579	$106,507

Current portion	$49,130	$46,185
Non-current portion	61,449	60,322
Total finance receivables, net	$110,579	$106,507

Net finance receivables subject to fair value (a)	$101,822	$97,936
Fair value (b)	102,499	98,349
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2025 and 2026 was $137 million and $155 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2025 and March 31, 2026, accrued interest was $314 million and $293 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2025 and March 31, 2026 were consumer receivables of $43.8 billion and $43.0 billion, respectively, and non-consumer receivables of $20.3 billion and $19.0 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at March 31, 2026 and gross charge-offs during the period ended March 31, 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31 - 60 days past due	$96	$118	$199	$259	$199	$13	$884	1.1%
Greater than 60 days past due	30	39	59	76	58	—	262	0.3
Total past due	126	157	258	335	257	13	1,146	1.4
Current	2,452	5,160	12,909	24,259	30,618	7,113	82,511	98.6
Total	$2,578	$5,317	$13,167	$24,594	$30,875	$7,126	$83,657	100.0%

Gross charge-offs	$21	$27	$48	$65	$36	$—	$197

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

The credit quality analysis of dealer financing receivables at March 31, 2026 and gross charge-offs during the period ended March 31, 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total		Total	Percent
Group I	$289	$30	$145	$83	$173	$128	$848	$18,443	$19,291	81.1%
Group II	34	3	34	47	24	34	176	3,673	3,849	16.2
Group III	1	—	1	2	1	7	12	621	633	2.6
Group IV	—	—	—	—	1	—	1	13	14	0.1
Total (a)	$324	$33	$180	$132	$199	$169	$1,037	$22,750	$23,787	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$5	$5
__________
(a)Total past due dealer financing receivables at March 31, 2026 were $5 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2025
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$860	$4	$864
Charge-offs	(166)	(1)	(167)
Recoveries	40	—	40
Provision for credit losses	135	5	140
Other (a)	3	1	4
Ending balance	$872	$9	$881

	First Quarter 2026
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$902	$9	$911
Charge-offs	(197)	(5)	(202)
Recoveries	46	1	47
Provision for credit losses	169	3	172
Other (a)	9	—	9
Ending balance	$929	$8	$937
__________
(a)    Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2025	March 31, 2026
Raw materials, work-in-process, and supplies	$6,020	$6,403
Finished products	9,265	10,134
Total inventories	$15,285	$16,537

NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	March 31, 2026
Current
Dealer and dealers’ customer allowances and claims	$15,293	$14,466
Deferred revenue	4,489	4,434
Employee benefit plans	3,507	2,224
Accrued interest	1,453	1,403
Operating lease liabilities	567	567
OPEB (a)	331	330
Pension (a)	228	227
Other (b)	5,911	6,198
Total current other liabilities and deferred revenue	$31,779	$29,849

Non-current
Dealer and dealers’ customer allowances and claims	$12,136	$12,246
Deferred revenue	5,360	5,363
OPEB (a)	4,031	3,951
Pension (a)	3,701	3,548
Operating lease liabilities	1,835	1,818
Employee benefit plans	792	817
Other (b)	3,047	2,418
Total non-current other liabilities and deferred revenue	$30,902	$30,161
__________
(a)Balances at March 31, 2026 reflect pension and OPEB liabilities at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025. Included in Other assets are pension assets of $3.7 billion and $4.1 billion at December 31, 2025 and March 31, 2026, respectively.
(b)Includes current derivative liabilities of $0.5 billion at both December 31, 2025 and March 31, 2026. Includes non-current derivative liabilities of $0.5 billion and $0.4 billion at December 31, 2025 and March 31, 2026, respectively. (See Note 13.)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025			2026
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$52	$48	$5	$53	$44	$5
Interest cost	393	224	55	353	248	50
Expected return on assets	(456)	(278)	—	(449)	(295)	—
Amortization of prior service costs/(credits)	22	6	2	22	6	2
Net remeasurement (gain)/loss	—	(10)	—	—	(243)	—
Separation costs/other	7	24	—	—	53	—
Settlements and curtailments	—	—	—	—	15	—
Net periodic benefit cost/(income)	$18	$14	$62	$(21)	$(172)	$57

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2026, we continue to expect to contribute about $550 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first quarter of 2026, we contributed $178 million to our global funded pension plans and made $97 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2025	March 31, 2026
Company excluding Ford Credit
Debt payable within one year
Short-term	$1,355	$1,385
Long-term debt payable within one year
Public unsecured debt securities	1,672	1,672
Convertible notes (a)	2,300	—
Other debt (including finance leases) (b)	226	212
Unamortized (discount)/premium and issuance costs	(3)	(1)
Total debt payable within one year	5,550	3,268
Long-term debt payable after one year
Public unsecured debt securities	13,087	13,087
U.K. Export Finance Program	2,355	2,317
Other debt (including finance leases) (b)	1,210	1,196
Unamortized (discount)/premium and issuance costs	(283)	(273)
Total long-term debt payable after one year	16,369	16,327
Total Company excluding Ford Credit	$21,919	$19,595
Fair value of Company debt excluding Ford Credit (c)	$21,640	$18,736
Ford Credit
Debt payable within one year
Short-term	$18,350	$16,077
Long-term payable within one year
Unsecured debt	13,625	12,345
Asset-backed debt	19,831	19,137
Unamortized (discount)/premium and issuance costs	(18)	(17)
Fair value adjustments (d)	(36)	(19)
Total debt payable within one year	51,752	47,523
Long-term debt payable after one year
Unsecured debt	52,357	55,384
Asset-backed debt	37,741	35,283
Unamortized (discount)/premium and issuance costs	(229)	(238)
Fair value adjustments (d)	(204)	(421)
Total long-term debt payable after one year	89,665	90,008
Total Ford Credit	$141,417	$137,531
Fair value of Ford Credit debt (c)	$144,213	$139,329
__________
(a)On March 16, 2026, we settled the principal amount of our $2.3 billion 0.00% Convertible Senior Notes in cash and issued 6.6 million shares of Ford Common Stock held as treasury stock to settle the conversion premium, which were subsequently repurchased as part of our anti-dilutive share repurchase program.
(b)At December 31, 2025 and March 31, 2026, long-term finance leases payable within one year were $136 million and $129 million, respectively, and long-term finance leases payable after one year were $754 million and $752 million, respectively.
(c)At December 31, 2025 and March 31, 2026, the fair value of debt includes $1.4 billion and $1.4 billion of Company excluding Ford Credit short-term debt, respectively, and $16.4 billion and $15.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(251) million at December 31, 2025 and March 31, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.7 billion at December 31, 2025 and March 31, 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices, and interest rates. To manage these risks, we enter into derivative and nonderivative contracts and have elected to apply hedge accounting to certain of these instruments. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
Cash flow hedges	2025	2026
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$74	$(12)
Commodity contracts (b)	11	28
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(48)	(7)
Fair value changes on hedging instruments	329	(178)
Fair value changes on hedged debt	(324)	170
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(25)	(12)
Fair value changes on hedging instruments	146	(203)
Fair value changes on hedged debt	(136)	204
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	60	(34)
Cross-currency interest rate swap contracts	102	(90)
Interest rate contracts	(45)	91
Commodity contracts	11	41
Total	$155	$(2)
__________
(a)For the first quarter of 2025 and 2026, a $78 million loss and a $136 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the first quarter of 2025 and 2026, a $4 million loss and a $78 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the first quarter of 2025 and 2026, a $70 million gain and a $63 million loss, respectively, were reported in Cost of sales, and a $10 million loss and a $29 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			March 31, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$17,750	$98	$114	$16,384	$174	$64
Commodity contracts	940	122	—	995	167	7
Fair value hedges
Interest rate contracts	18,582	374	220	21,437	225	244
Cross-currency interest rate swap contracts	4,158	383	5	5,050	247	69
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	24,934	150	180	24,848	130	256
Cross-currency interest rate swap contracts	7,121	379	28	5,912	238	33
Interest rate contracts	87,293	364	619	88,018	439	470
Commodity contracts	803	56	1	909	91	4
Total derivative financial instruments, gross (a) (b)	$161,581	$1,926	$1,167	$163,553	$1,711	$1,147

Current portion		$634	$643		$682	$748
Non-current portion		1,292	524		1,029	399
Total derivative financial instruments, gross		$1,926	$1,167		$1,711	$1,147
__________
(a)At December 31, 2025 and March 31, 2026, we held collateral of $5 million and $4 million, respectively, and we posted collateral of $102 million and $111 million, respectively.
(b)At December 31, 2025 and March 31, 2026, the fair value of assets and liabilities available for counterparty netting was $814 million and $843 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with non-U.S. dollar functional currency. The designated balance of $839 million at March 31, 2026 is reported in Ford Credit debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, the gains and losses are reclassified to Other income/(loss), net. For the first quarter of 2026, a $28 million gain was recognized in Foreign currency translation, a component of Other comprehensive income/(loss), net of tax, and no amount was reclassified to income.

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

The following table summarizes the activities (primarily hourly and salaried worker separation programs in Europe, which are expected to be substantially complete by the end of 2027) for the periods ended March 31, which are recorded in Other liabilities and deferred revenue (in millions):

	First Quarter
	2025	2026
Beginning balance	$1,098	$1,457
Changes in accruals (a)	47	368
Payments	(178)	(770)
Foreign currency translation and other	32	(26)
Ending balance	$999	$1,029
__________
(a)Excludes pension costs of $24 million and $68 million in the first quarter of 2025 and 2026, respectively.

We estimate that we will incur total charges in 2026 that range between $500 million and $1 billion related to initiated actions, primarily attributable to employee separations; some charges are related to plans that are subject to negotiations with a works council, union, or other social partner. In addition, we continue to review our global businesses and may take additional restructuring actions where a path to sustained profitability is not feasible.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025	2026
Foreign currency translation
Beginning balance	$(6,899)	$(4,878)
Gains/(Losses) on foreign currency translation	497	(293)
Less: Tax/(Tax benefit) (a)	(28)	(31)
Net gains/(losses) on foreign currency translation	525	(262)
(Gains)/Losses reclassified from AOCI to net income (b)	(4)	5
Other comprehensive income/(loss), net of tax	521	(257)
Ending balance	$(6,378)	$(5,135)

Marketable securities
Beginning balance	$(50)	$81
Gains/(Losses) on available for sale securities	88	(82)
Less: Tax/(Tax benefit)	19	(19)
Net gains/(losses) on available for sale securities	69	(63)
(Gains)/Losses reclassified from AOCI to net income	(2)	(9)
Less: Tax/(Tax benefit)	—	(3)
Net (gains)/losses reclassified from AOCI to net income (b)	(2)	(6)
Other comprehensive income/(loss), net of tax	67	(69)
Ending balance	$17	$12

Derivative instruments
Beginning balance	$277	$(38)
Gains/(Losses) on derivative instruments	(82)	193
Less: Tax/(Tax benefit)	(19)	50
Net gains/(losses) on derivative instruments	(63)	143
(Gains)/Losses reclassified from AOCI to net income	(85)	(16)
Less: Tax/(Tax benefit)	(19)	(4)
Net (gains)/losses reclassified from AOCI to net income (c)	(66)	(12)
Other comprehensive income/(loss), net of tax	(129)	131
Ending balance	$148	$93

Pension and other postretirement benefits
Beginning balance	$(2,967)	$(2,875)
Amortization and recognition of prior service costs/(credits)	30	30
Less: Tax/(Tax benefit)	7	7
Net prior service costs/(credits) reclassified from AOCI to net income	23	23
Translation impact on non-U.S. plans	(1)	2
Other comprehensive income/(loss), net of tax	22	25
Ending balance	$(2,945)	$(2,850)

Total AOCI ending balance at March 31	$(9,158)	$(7,880)
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
(b)Reclassified to Other Income/(Loss), net.
(c)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify existing net gains on cash flow hedges of $202 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $5.2 billion and $5.3 billion at December 31, 2025 and March 31, 2026, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion at both December 31, 2025 and March 31, 2026, related to certain obligations of our VIEs (see Note 17).

In July 2022, Ford, SK On Co., Ltd. (“SK On”), and SK Battery America, Inc. (“SKBA,” a wholly owned subsidiary of SK On) completed the creation of BlueOval SK, LLC (“BOSK”), a 50/50 joint venture formed to build and operate an EV battery plant in Tennessee and two EV battery plants in Kentucky to supply batteries to Ford and Ford affiliates. BOSK is a VIE of which we are not the primary beneficiary, and we use the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the United States Department of Energy (“DOE”) of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After its draws on the BOSK DOE Loan, BOSK distributed $3.1 billion (including $1.7 billion in the first quarter of 2025) to Ford as returns of capital. As of March 31, 2026, Ford recognized contributions (net of returns of capital) to BOSK of $3.5 billion of its agreed capital contribution of up to $6.6 billion through 2026. The total amount of capital contributions is subject to adjustments agreed to by the parties.

Since the formation of BOSK, our and the automotive industry’s expectations for EV adoption rates have shifted significantly and led to a decline in our expected volume requirements for batteries. Accordingly, in December 2025, Ford, SK On, SKBA, and BOSK entered into a Joint Venture Disposition Agreement (“JVDA”), which is expected to close in the second quarter of 2026.

Pursuant to the JVDA, our membership interest in BOSK will be redeemed, and a Ford subsidiary will receive the two Kentucky plants and related assets, and will assume the related liabilities, including the portion of the BOSK DOE Loan related to the Kentucky plants, which Ford guaranteed as noted above. We used the market and cost approaches to estimate the fair value of BOSK’s long-lived assets and determined the value of the liabilities to be assumed is expected to exceed the value of the assets received. Accordingly, we do not expect to recover the carrying amount of our investment in BOSK. The carrying value of our investment in BOSK was $0 at both December 31, 2025 and March 31, 2026.

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

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.4 billion and $5.3 billion at December 31, 2025 and March 31, 2026, respectively. See Note 16 for additional information. The carrying value of recorded liabilities related to financial guarantees was $92 million at both December 31, 2025 and March 31, 2026.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the probable amount of payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2025 and March 31, 2026.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended March 31 was as follows (in millions):

	First Quarter
	2025	2026
Beginning balance	$14,032	$17,190
Payments made during the period	(1,457)	(1,487)
Changes in accrual related to warranties issued during the period	1,689	1,374
Changes in accrual related to pre-existing warranties	356	(189)
Foreign currency translation and other	29	140
Ending balance	$14,649	$17,028

Changes to our estimated costs are reported as changes in accrual related to pre-existing warranties in the table above. In addition, our estimate of reasonably possible costs in excess of our accruals for material field service actions and customer satisfaction actions is a range of up to about $2.0 billion in the aggregate.

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

Ford Model e Segment

Ford Model e primarily includes the sale of our EVs (including EREVs), service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing EV and digital vehicle technologies, as well as software development. Additionally, this segment provides software and connected vehicle technologies on behalf of the enterprise and manufactures certain EVs, including for Ford Pro. Ford Model e operates in North America, Europe, and China. Ford Model e also includes EV and related sales not considered core to Ford Pro to commercial, government, and rental customers in Europe, China, and Mexico.

Ford Pro Segment

Ford Pro primarily includes the sale of Ford and Lincoln vehicles, service parts, accessories, and services for commercial, government, and rental customers. Included in this segment are sales of all core Ford Pro vehicles, such as Super Duty and the Transit range of vans in North America and Europe and all sales of Ranger in Europe. In the United States and Canada, Ford Pro also includes all vehicle sales to commercial, government, and rental customers. This segment focuses on selling ICE, hybrid, and electric vehicles and providing digital and physical services to optimize and maintain fleets, including telematics and EV charging solutions. This segment reflects external sales of vehicles produced by Ford Blue and Ford Model e, and the costs (including intersegment markup) associated with acquiring vehicles for sale and providing services are reflected in this segment. Ford Pro operates in North America and Europe.

Ford Credit Segment

The Ford Credit segment is comprised of the Ford Credit business on a consolidated basis, which is primarily vehicle-related financing and leasing activities.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Corporate Other

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and realized and unrealized gains and losses on our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. Corporate Other assets include: cash, cash equivalents, and marketable securities; tax-related assets; defined benefit pension plan net assets; and other assets managed centrally.

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

CODM Evaluation of the Business

When we report segment earnings before interest and taxes (“Segment EBIT”) for each of the Ford Blue, Ford Model e, and Ford Pro segments, it consists of the earnings for the particular segment and does not include interest and taxes. Ford Credit segment earnings include interest and exclude taxes (“Segment EBT”). Each segment’s EBIT/EBT also excludes the results reported in Corporate Other and Special Items. For the Ford Blue, Ford Model e, and Ford Pro segments, our CODM reviews Segment EBIT and Segment EBIT margin, as well as market share, revenue, and wholesale volume to evaluate performance and allocate resources, predominately in the budgeting, planning, and forecasting processes. For Segment EBIT, our CODM reviews the year-over-year change in EBIT, sequential change in EBIT, and change in EBIT from internal forecasts/budgets. Revenue and certain of our costs, such as material costs, generally vary directly with changes in volume and mix of vehicles. As a result, our CODM reviews the effect of changes in volume and mix, exchange, and net pricing and cost categories (at constant volume and mix and/or exchange) on EBIT. For the Ford Credit segment, our CODM reviews Segment EBT to evaluate performance and allocate resources. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance.

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at March 31 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
First Quarter 2025
External revenues	$20,997	$1,242	$15,181	$3,237	$2	$40,659
Intersegment revenues (b)	10,605	116	—	—	(10,721)	—
Total revenues	$31,602	$1,358	$15,181	$3,237	$(10,719)	$40,659
Other segment items (c)	31,506	2,207	13,872	2,657
Segment EBIT/EBT	$96	$(849)	$1,309	$580		$1,136
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(117)
Interest on debt (excludes $1,790 of Ford Credit interest on debt)						(288)
Special items (d)						(110)
Income/(Loss) before income taxes						$621

Other Segment Disclosures
Depreciation and tooling amortization	$729	$138	$348	$618	$15	$1,848
Investment-related interest income	48	1	15	91	196	351
Equity in net income/(loss) of affiliated companies	62	(20)	40	10	2	94
Cash outflow for capital spending	987	761	7	28	35	1,818
Total assets	62,772	16,181	3,664	154,183	47,739	284,539

First Quarter 2026
External revenues	$23,858	$1,232	$14,723	$3,434	$6	$43,253
Intersegment revenues (b)	9,524	76	—	—	(9,600)	—
Total revenues	$33,382	$1,308	$14,723	$3,434	$(9,594)	$43,253
Other segment items (c)	31,440	2,085	13,038	2,651
Segment EBIT/EBT	$1,942	$(777)	$1,685	$783		$3,633
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(145)
Interest on debt (excludes $1,719 of Ford Credit interest on debt)						(350)
Special items (e)						(226)
Income/(Loss) before income taxes						$2,912

Other Segment Disclosures
Depreciation and tooling amortization	$738	$45	$348	$715	$37	$1,883
Investment-related interest income	52	1	16	77	170	316
Equity in net income/(loss) of affiliated companies	54	(4)	100	13	(3)	160
Cash outflow for capital spending	1,335	990	8	19	24	2,376
Total assets	66,111	6,976	3,924	157,627	47,796	282,434
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
(d)Primarily reflects the cancellation of a previously planned all-electric three-row SUV program and continued ongoing restructuring actions in Europe.
(e)Primarily reflects ongoing restructuring actions in Europe and continued charges related to the EV program cancellations previously announced in December 2025, offset partially by pension and OPEB remeasurements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Trade Policy and Tariffs

As of March 31, 2026, we expect to receive about $2.8 billion related to tariff reimbursements from the federal government and suppliers and offsets to Company payment obligations to suppliers. Included in this amount is about $1.3 billion related to the International Emergency Economic Powers Act (“IEEPA”) and tariff rulings from the United States Supreme Court and the Court of International Trade in the first quarter of 2026.

Although we have started to receive reimbursements from the federal government (excluding those related to IEEPA), the timing for our receipt of these reimbursements is uncertain and is subject to changes in trade policy.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see the Outlook section on page 53 of this 10-Q Report (including the EBIT impact) as well as Item 1A. Risk Factors and “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” in Item 7 in our 2025 Form 10-K Report.

Production and Supply Chain

As previously disclosed, in September 2025 and November 2025, fires at a Novelis Inc. plant in New York disrupted operations at the facility. Novelis is a major aluminum supplier to Ford, and since the initial fire occurred, we have been working closely with Novelis to address the situation and exploring potential alternative sources of aluminum. We have also sought mitigating actions to minimize potential disruptions to our operations. We experienced lower production subsequent to the Novelis fires in September and November 2025, and although the ultimate impact on Ford depends on a number of factors, in the second half of 2026, we expect to partially recover the production lost to date.

For more information regarding the impact and potential impact of the Novelis fires on our business, see the Outlook section on page 53 of this 10-Q Report.

See Item 1A. Risk Factors in our 2025 Form 10-K Report for additional discussion of the risks related to disruptions to Ford’s and Ford’s suppliers’ production and operations.

Electric Vehicle Market

In December 2025, we announced our decision to rationalize our EV manufacturing capacity and product roadmap, including cancelling three previously planned EVs and ending production of the current generation F-150 Lightning EV. Related to the foregoing, in the first quarter of 2026, we recorded $103 million of charges to be paid in cash, primarily related to contractual commitments related to those programs. As previously disclosed, we may incur additional expenses and cash expenditures of up to about $4 billion (on a pre-tax basis) related to these actions and will recognize those charges in the quarter they are incurred as a special item.

In addition, in December 2025, Ford, SK On Co., Ltd., and SK Battery America, Inc., and BlueOval SK, LLC (“BOSK”) entered into a Joint Venture Disposition Agreement (“JVDA”), pursuant to which our membership interest in BOSK will be redeemed, and a Ford subsidiary will receive BOSK’s two Kentucky plants and related assets, and will assume the related liabilities. Upon closing of the transactions contemplated by the JVDA (expected in the second quarter of 2026), we now expect to recognize pre-tax special item charges of about $3.5 billion, which includes about $500 million of cash expenditures. For additional information about BOSK and the JVDA, see Note 16 of the Notes to the Financial Statements.

The regulatory and market dynamics we have observed in the EV market may continue to occur, which could have a substantial adverse impact on our results of operations and/or business, including our investments in supply, production capacity, and equity method investments.

Further, as previously reported, we have entered into agreements to purchase regulatory compliance credits for current and future model years in various regions, as, in some cases, we plan to utilize credits purchased from third parties to demonstrate regulatory compliance. Our obligations under these agreements generally are dependent on the continued existence of an underlying regulatory compliance requirement in the applicable jurisdiction, and we have terminated or renegotiated some of these agreements in response to regulatory changes, as authorized by those agreements. As a result of these terminations, in addition to the delivery of credits to us under purchase agreements that

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
remain in place and accruals we recorded for credits we are obligated to receive, our future purchase obligations under our compliance credit purchase agreements as of March 31, 2026 totaled about $40 million, down from about $1.6 billion at December 31, 2025. In addition, we have written off, and may in the future write off, compliance credit assets that we are no longer able to use as a result of legal and policy changes. Write-offs to date for such credit assets have been immaterial.

For additional discussion of the impact of changes in the EV market to our business, and the risks related thereto, see the “Governmental Standards” discussion in “Item 1. Business” and “Item 1A. Risk Factors” in our 2025 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the first quarter of 2026, the net income attributable to Ford Motor Company was $2,548 million, and Company adjusted EBIT was $3,488 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail under “Non-GAAP Financial Measures That Supplement GAAP Measures” on page 56 and in Note 18 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when analyzing ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	First Quarter
	2025	2026
Restructuring (by Geography)
Europe	$(32)	$(351)
Subtotal Restructuring	$(32)	$(351)
Other Items
EV program cancellations announced in December 2025	$—	$(103)
All-electric three-row SUV program cancellation and resulting actions	(64)	53
Subtotal Other Items	$(64)	$(50)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$10	$243
Pension settlements, curtailments, and separations costs	(24)	(68)
Subtotal Pension and OPEB Gain/(Loss)	$(14)	$175
Total EBIT Special Items	$(110)	$(226)

Provision for/(Benefit from) tax special items (a)	$(29)	$(76)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $226 million of pre-tax special item charges in the first quarter of 2026, primarily reflecting ongoing restructuring actions in Europe and continued charges related to the EV program cancellations previously announced in December 2025, offset partially by the impact of pension and OPEB remeasurement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our first quarter 2026 key metrics for the Company, compared to a year ago.

	First Quarter
	2025	2026	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$3.7	$1.3	$(2.4)
Revenue ($M)	40,659	43,253	6%
Net Income/(Loss) ($M)	471	2,548	$2,077
Net Income/(Loss) Margin (%)	1.2%	5.9%	4.7 ppts
EPS (Diluted)	$0.12	$0.63	$0.51

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$(1.5)	$(1.9)	$(0.4)
Company Adj. EBIT ($M)	1,019	3,488	2,469
Company Adj. EBIT Margin (%)	2.5%	8.1%	5.6 ppts
Adjusted EPS (Diluted)	$0.14	$0.66	$0.52
Adjusted ROIC (Trailing Four Quarters)	10.9%	12.6%	1.8 ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the first quarter of 2026, our diluted earnings per share of Common and Class B Stock was $0.63, and our diluted adjusted earnings per share was $0.66.

Net income/(loss) margin was 5.9% in the first quarter of 2026, up 4.7 percentage points from a year ago. Company adjusted EBIT margin was 8.1% in the first quarter of 2026, up 5.6 percentage points from a year ago.

The table below shows the details of our first quarter 2026 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	First Quarter
	2025	2026	H / (L)
Ford Blue	$96	$1,942	$1,846
Ford Model e	(849)	(777)	72
Ford Pro	1,309	1,685	376
Ford Credit	580	783	203
Corporate Other	(117)	(145)	(28)
Company Adjusted EBIT (a)	1,019	3,488	2,469
Interest on Debt	(288)	(350)	(62)
Special Items	(110)	(226)	(116)
Taxes / Noncontrolling Interests	(150)	(364)	(214)
Net Income/(Loss)	$471	$2,548	$2,077
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year increase in both net income and Company adjusted EBIT was primarily driven by higher Ford Blue and Ford Pro EBIT and higher Ford Credit EBT, with higher taxes and special item charges a partial offset to net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide first quarter 2026 key metrics and the change in first quarter 2026 EBIT compared with first quarter 2025 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

Ford Blue Segment

	First Quarter
Key Metrics	2025	2026	H / (L)
Wholesale Units (000) (a)	588	584	(4)
Revenue ($M)	$20,997	$23,858	$2,861
EBIT ($M)	96	1,942	1,846
EBIT Margin (%)	0.5%	8.1%	7.7	ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 91,000 units in Q1 2025 and 78,000 units in Q1 2026).

Change in EBIT by Causal Factor (in millions)
First Quarter 2025 EBIT	$96
Volume / Mix	908
Net Pricing	347
Cost	46
Exchange	(4)
Other	549
First Quarter 2026 EBIT	$1,942

In the first quarter of 2026, Ford Blue’s wholesales were about flat compared to a year ago. The end of production of the Escape in North America and Focus in Europe were largely offset by higher utility wholesales, including Explorer, Bronco, and Expedition. First quarter 2026 revenue increased 14%, primarily driven by favorable mix, exchange, and net pricing.

Ford Blue’s first quarter 2026 EBIT was $1,942 million, an increase of $1,846 million from a year ago, with an EBIT margin of 8.1%. The higher EBIT primarily reflects favorable market factors, higher parts and accessories profit, and lower regulatory compliance expenses. Costs were about flat year over year with the one-time IEEPA tariff benefit of about $700 million recognized in the first quarter of 2026 being offset by higher sourcing costs, including tariffs, associated with the disruption in aluminum supply and higher commodity prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	First Quarter
Key Metrics	2025	2026	H / (L)
Wholesale Units (000)	31	34	3
Revenue ($M)	$1,242	$1,232	$(10)
EBIT ($M)	(849)	(777)	72
EBIT Margin (%)	(68.4)%	(63.1)%	5.3	ppts

Change in EBIT by Causal Factor (in millions)
First Quarter 2025 EBIT	$(849)
Volume / Mix	34
Net Pricing	(2)
Cost	32
Exchange	(10)
Other	18
First Quarter 2026 EBIT	$(777)

In the first quarter of 2026, Ford Model e’s wholesales increased 10% from a year ago, primarily reflecting a full quarter of production of the Puma Gen-E and higher Explorer and Capri wholesales in Europe, offset partially by the discontinuation of the F-150 Lightning in North America. First quarter 2026 revenue was flat compared to a year ago.

Ford Model e’s first quarter 2026 EBIT loss was $777 million, a $72 million improvement from a year ago, with an EBIT margin of negative 63.1%. The improved EBIT was driven by about $200 million of lower losses on Gen-1 products (including lower warranty costs and higher volume), offset partially by higher investment in future Gen-2 products.

Ford Pro Segment

	First Quarter
Key Metrics	2025	2026	H / (L)
Wholesale Units (000) (a)	352	316	(36)
Revenue ($M)	$15,181	$14,723	$(458)
EBIT ($M)	1,309	1,685	376
EBIT Margin (%)	8.6%	11.4%	2.8	ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 20,000 units in Q1 2025 and 17,000 units in Q1 2026).

Change in EBIT by Causal Factor (in millions)
First Quarter 2025 EBIT	$1,309
Volume / Mix	(451)
Net Pricing	(23)
Cost	532
Exchange	76
Other	242
First Quarter 2026 EBIT	$1,685

In the first quarter of 2026, Ford Pro’s wholesales decreased 10% from a year ago, driven by lower Super Duty wholesales as a result of the aluminum supply disruption and the end of production of the Escape in North America for fleet customers (including daily rentals), offset partially by the non-recurrence of 2025 planned downtime at the Kentucky Truck and Kansas City Assembly plants. First quarter 2026 revenue decreased 3%, reflecting lower wholesales, offset partially by favorable exchange and mix.

Ford Pro’s first quarter 2026 EBIT was $1,685 million, an increase of $376 million from a year ago, with an EBIT margin of 11.4%. The improved EBIT was primarily driven by lower cost, higher parts and accessories profit, favorable exchange, and lower regulatory compliance expenses, offset partially by unfavorable market factors. The lower costs reflect the one-time IEEPA tariff benefit of about $500 million recognized in the first quarter of 2026 and lower warranty and material costs, offset partially by higher commodity prices.

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

The tables below provide first quarter 2026 key metrics and the change in first quarter 2026 EBT compared with first quarter 2025 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	First Quarter
Key Metrics	2025	2026	H / (L)
Total Net Receivables ($B)	$141.6	$144.1	$2.5
Loss-to-Receivables (bps) (a)	63	72	9
Auction Values (b)	$31,390	$31,655	1%
EBT ($M)	580	783	$203
ROE (%)	12.3%	18.2%	5.9 ppts

Other Balance Sheet Metrics
Debt ($B)	$134.3	$137.5	$3.2
Net Liquidity ($B)	29.5	29.8	0.3
Financial Statement Leverage (to 1)	9.5	9.5	—
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease first quarter auction values at Q1 2026 mix.

Change in EBT by Causal Factor (in millions)
First Quarter 2025 EBT	$580
Volume / Mix	15
Financing Margin	88
Credit Loss	(24)
Lease Residual	16
Exchange	20
Other	88
First Quarter 2026 EBT	$783

Ford Credit’s total net receivables of $144.1 billion were 2% higher than a year ago, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer financing. The first quarter 2026 U.S. loss-to-receivables ratio of 72 basis points increased from a year ago, primarily reflecting higher repossessions. U.S. auction values increased 1% year over year, reflecting strong customer demand.

Ford Credit’s first quarter 2026 EBT of $783 million was $203 million higher than a year ago, explained primarily by higher financing margin, favorable derivative market valuation adjustments (included in Other), and exchange, offset partially by higher credit losses.

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
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2025 Form 10-K Report

•Lease Residual:
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to Ford Credit and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in Ford Credit’s estimate of the expected auction value at the end of the lease term, and changes in Ford Credit’s estimate of the number of vehicles that will be returned to it and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2025 Form 10-K Report

•Exchange:
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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and realized and unrealized gains and losses on our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the first quarter of 2026, Corporate Other had a $145 million EBIT loss, compared to a $117 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $350 million in the first quarter of 2026, $62 million higher than a year ago.

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter of 2026 was a provision of $361 million, resulting in an effective tax rate of 12.4%, partially driven by a benefit resulting from a tax law change in the United Kingdom during the period.

Our first quarter 2026 adjusted effective tax rate, which excludes special items, was 13.9%.

During the second quarter of 2026, we anticipate recognizing a tax benefit of up to $350 million arising from U.S Qualified Opportunity Zone tax incentives. The benefit is expected to be treated as a special item.

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

At March 31, 2026, total cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $30.8 billion.

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

Company excluding Ford Credit

	December 31, 2025	March 31, 2026
Balance Sheets ($B)
Company Cash	$28.7	$22.0
Liquidity	49.8	43.1
Debt (excluding finance leases)	(21.0)	(18.7)
Cash Net of Debt (excluding finance leases)	7.7	3.3

Pension Funded Status ($B) (a)
Funded Plans	$3.7	$4.1
Unfunded Plans	(3.9)	(3.8)
Total Global Pension	$(0.2)	$0.3

Total Funded Status OPEB	$(4.4)	$(4.3)
__________
(a)Balances at March 31, 2026 reflect net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At March 31, 2026, we had Company cash of $22.0 billion (after the repayment of our 0.00% Convertible Senior Notes, which was not refinanced, and share repurchases under our anti-dilutive share repurchase program), and liquidity of $43.1 billion. At March 31, 2026, about 82% of Company cash was held by consolidated entities domiciled in the United States.

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

•Capital expenditures (for additional information, see the “Changes in Company Cash” section below) and other payments for engineering, software, product development, and implementation of our plans for electrified products

•Purchase of raw materials and components to support the manufacturing and sale of vehicles (including electrified vehicles), parts, accessories, and payment of tariffs (for additional information, see the description of our “purchase obligations” in the “Liquidity and Capital Resources - Company Excluding Ford Credit” section in Item 7 of our 2025 Form 10-K Report)

•Marketing incentive payments to dealers

•Payments for warranty and field service actions (for additional information, see Note 17 of the Notes to the Financial Statements herein)

•Debt repayments including finance lease payments (for additional information, see Note 18 of the Notes to the Financial Statements in our 2025 Form 10-K Report)

•Discretionary and mandatory payments to our global pension plans (for additional information, see the “Liquidity and Capital Resources - Total Company” section in Item 7 of our 2025 Form 10-K Report, the “Changes in Company Cash” section below, and Note 11 of the Notes to the Financial Statements herein)

•Employee wages, benefits, and incentives

•Operating lease payments (for additional information, see Note 17 of the Notes to the Financial Statements in our 2025 Form 10-K Report)

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

In response to, or in anticipation of, supplier disruptions, we may stockpile certain components or raw materials to help prevent disruption in our production operations. Such actions could have a short-term adverse impact on our cash and increase our inventory. Moreover, in order to secure critical materials to manufacture electrified products, we have entered into and we may, in the future, enter into offtake agreements with raw material suppliers and make investments in certain raw material and battery suppliers. Such investments could have an additional adverse impact on our cash in the near-term.

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in our offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of March 31, 2026, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, total approximately $5.9 billion based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

As market conditions dictate, we have entered, and may in the future enter, into additional offtake agreements with raw material suppliers or renegotiate existing agreements. For additional discussion of the risks related to our offtake agreements and other long-term purchase contracts, see Item 1A. Risk Factors in our 2025 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of March 31, 2026, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $141 million. The amount settled through the SCF program during the first quarter of 2026 was $287 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	First Quarter
	2025	2026
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$0.4	$2.7

Capital spending	$(1.8)	$(2.4)
Depreciation and tooling amortization	1.2	1.2
Net spending	$(0.6)	$(1.2)

Receivables	$(0.5)	$(0.8)
Inventory	(2.6)	(1.3)
Trade Payables	2.5	1.2
Changes in working capital	$(0.6)	$(0.9)

Ford Credit distributions	$0.2	$1.0
Interest on debt and cash taxes	(0.4)	(0.4)
All other and timing differences	(0.6)	(3.0)
Company adjusted free cash flow (a)	$(1.5)	$(1.9)

Restructuring	$(0.1)	$(0.7)
Changes in debt excluding finance lease payments	0.1	(2.2)
Finance lease payments	—	—
Funded pension contributions	(0.2)	(0.2)
Shareholder distributions	(1.2)	(0.9)
All other	1.5	(0.8)
Change in cash	$(1.4)	$(6.7)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our first quarter 2026 Net cash provided by/(used in) operating activities was $1.3 billion, $2.4 billion lower than a year ago (see page 59 for additional information). The decrease primarily reflects lower accrued liabilities, lower working capital, and Ford Credit operating cash, offset partially by higher net income. Company adjusted free cash flow was negative $1.9 billion, $0.4 billion lower than a year ago, primarily driven by unfavorable timing differences, higher net spending, and lower working capital, offset partially by higher Company adjusted EBIT excluding Ford Credit and higher Ford Credit distributions.

Capital spending was $2.4 billion in the first quarter of 2026, an increase of $0.6 billion from a year ago. We continue to expect full year 2026 capital spending to be in the range of $9.5 billion to $10.5 billion.

First quarter 2026 working capital impact was negative $0.9 billion, driven by higher inventory and receivables, offset partially by higher trade payables, each compared to December 31, 2025. All other and timing differences were negative $3 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the first quarter of 2026, we contributed $178 million to our global funded pension plans. We continue to expect to contribute about $550 million to our global funded pension plans in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Shareholder distributions (including cash dividends and anti-dilutive share repurchases) were $0.9 billion in the first quarter of 2026.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at March 31, 2026 were $23.7 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, $3.0 billion of our delayed draw term loan facility, and $2.7 billion of local credit facilities. At March 31, 2026, $2.3 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, 364-day, and delayed draw term loan credit facilities was available.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 15, 2026 to extend the maturity dates of the commitments under each facility. Following the corporate credit facility amendment, $3.4 billion of commitments mature on April 13, 2029 and $10.1 billion of commitments mature on April 15, 2031. Following the supplemental revolving credit facility amendment, $2.0 billion of commitments mature on April 13, 2029. Following the 364-day revolving credit facility amendment, $2.5 billion of commitments mature on April 14, 2027.

Our delayed draw term loan facility was also amended as of April 15, 2026 to extend the available draw period for the $3.0 billion of commitments to December 31, 2026. Any unused commitments shall automatically terminate after December 31, 2026, and any loans drawn under the facility will mature on December 31, 2028.

The sustainability-linked targets previously included in the corporate, supplemental, and 364-day credit agreements were removed as part of the amendments described above and the applicable margin and facility fees under those facilities will no longer be adjusted based on whether Ford achieves, or fails to achieve, certain sustainability-linked targets.

The corporate credit facility is unsecured and free of material adverse change conditions to borrowing, restrictive financial covenants (for example, interest or fixed-charge coverage ratio, debt-to-equity ratio, and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding or trigger early repayment. The corporate credit facility contains a liquidity covenant that requires us to maintain a minimum of $4 billion in aggregate of domestic cash, cash equivalents, and loaned and marketable securities and/or availability under the corporate credit facility, supplemental revolving credit facility, and 364-day revolving credit facility. If our senior, unsecured, long-term debt does not maintain at least two investment grade ratings from Fitch, Moody’s, and S&P, the guarantees of certain subsidiaries will be required. The terms and conditions of the supplemental revolving credit facility, the 364-day revolving credit facility, and the delayed draw term loan facility are consistent with our corporate credit facility. Ford Credit has been designated as a subsidiary borrower under the corporate credit facility and the 364-day revolving credit facility.

Debt. As shown in Note 12 of the Notes to the Financial Statements, at March 31, 2026, Company debt excluding Ford Credit was $19.6 billion (including $0.9 billion of finance leases). This balance is $2.3 billion lower than at December 31, 2025, reflecting the repayment of the principal amount of our 0.00% Convertible Senior Notes due March 15, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the first quarter of 2026 with $29.8 billion of liquidity, up $5.2 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $11 billion of public term issuances through April 28, 2026.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Funding Structure
Term unsecured debt	$63.2	$63.4	$64.2
Term asset-backed securities	52.8	59.5	55.2
Retail Deposits / Ford Interest Advantage	18.3	18.5	18.1
Other	0.7	(0.6)	0.1
Equity	14.1	14.8	14.5
Cash	(7.5)	(9.3)	(8.0)
Total Net Receivables	$141.6	$146.3	$144.1

Securitized Funding as Percent of Total Debt	39.3%	42.0%	40.2%

Net receivables of $144.1 billion at March 31, 2026 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.2% as of March 31, 2026.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2024 and 2025, planned issuances for full year 2026, and its global public term funding issuances through April 28, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through April 28
Unsecured	$17	$13	$ 11 - 14	$7
Securitizations (a)	16	13	13 - 16	4
Total public	$33	$26	$ 24 - 30	$11
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2026, Ford Credit continues to project full year public term funding in the range of $24 billion to $30 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Liquidity Sources (a)
Cash	$7.5	$9.3	$8.0
Committed asset-backed facilities	43.0	43.6	43.2
Other unsecured credit facilities	1.7	1.5	1.5
Total liquidity sources	$52.2	$54.4	$52.7

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.0)	$(3.0)	$(3.1)
Committed asset-backed facilities	(19.3)	(26.4)	(20.0)
Other unsecured credit facilities	(0.6)	(0.6)	(0.2)
Total utilization of liquidity	$(22.9)	$(30.0)	$(23.3)

Available liquidity	$29.3	$24.4	$29.4
Other adjustments	0.2	0.2	0.4
Net liquidity available for use	$29.5	$24.6	$29.8
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2026, Ford Credit’s net liquidity available for use was $29.8 billion, $5.2 billion higher than year-end 2025, reflecting strong access to public funding markets. At March 31, 2026, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $52.7 billion, down $1.7 billion from year-end 2025, primarily explained by lower cash.

Material Cash Requirements. Ford Credit’s material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section in the “Liquidity and Capital Resources - Ford Credit Segment” section in Item 7 of Part II and Note 18 of the Notes to the Financial Statements in our 2025 Form 10-K Report). In addition, subject to approval by Ford Credit’s Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, Ford Credit may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

Ford Credit plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

Funding and Liquidity Risks. Ford Credit’s funding plan is subject to risks and uncertainties, many of which are beyond its control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Liquidity and Capital Resources - Ford Credit Segment - Funding and Liquidity Risks” section of Item 7 of Part II of our 2025 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing its capital structure.

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Leverage Calculation
Debt	$134.3	$141.4	$137.5
Equity (a)	14.1	14.8	14.5
Financial statement leverage (to 1)	9.5	9.6	9.5
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At March 31, 2026, Ford Credit’s financial statement leverage was 9.5:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of March 31, 2026, our total Company pension overfunded status reported on our consolidated balance sheets was $300 million and reflects the net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	March 31, 2025	March 31, 2026
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$5.0	$(6.1)
Add: Noncontrolling interest	—	—
Less: Income tax	(1.2)	3.5
Add: Cash tax	(0.9)	(0.6)
Less: Interest on debt	(1.1)	(1.3)
Less: Total pension/OPEB income/(cost)	(0.1)	(0.8)
Add: Pension/OPEB service costs	(0.5)	(0.4)
Net operating profit/(loss) after cash tax	$6.1	$(8.4)
Less: Special items (excl. pension/OPEB) pre-tax	(1.6)	(16.9)
Adjusted net operating profit/(loss) after cash tax	$7.6	$8.5

Invested Capital
Equity	$44.7	$37.5
Debt (excl. Ford Credit)	20.9	19.6
Net pension and OPEB liability	4.6	4.0
Invested capital (end of period)	$70.2	$61.1
Average invested capital	$70.1	$67.3

ROIC (a)	8.6%	(12.5%)
Adjusted ROIC (Non-GAAP) (b)	10.9%	12.6%
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

There have been no rating actions taken by these NRSROs since the filing of our 2025 Form 10-K Report.

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

We provided 2026 Company guidance in our earnings release furnished on Form 8-K dated April 29, 2026.  The guidance is based on our expectations and best estimates as of April 29, 2026, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our guidance does not include potential impacts of a sustained conflict in the Middle East or a significant downturn in the U.S. economy, which could have a material impact on industry demand. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including future or revised tariffs or related offsets, that have not been announced or tariffs or other policy changes that may be announced by other governments after the date hereof. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2025 Form 10-K Report and as updated by our subsequent filings with the SEC.

2026 Guidance
Total Company
Adjusted EBIT (a)	$8.5 - $10.5 billion
Adjusted Free Cash Flow (a)	$5.0 - $6.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2026, we now expect adjusted EBIT of $8.5 billion to $10.5 billion and continue to expect adjusted free cash flow of $5.0 billion to $6.0 billion.

On a segment basis we expect:

•Ford Pro EBIT of $6.5 billion to $7.5 billion
•Ford Blue EBIT of $4.5 billion to $5.0 billion
•Ford Model e EBIT loss of $4.0 billion to $4.5 billion
•Ford Credit EBT of about $2.5 billion

Our outlook for 2026 assumes:

•The $1.3 billion adjusted EBIT benefit of IEEPA (with no adjusted free cash flow benefit until 2027)
•U.S. SAAR of 16.0 million to 16.5 million
•Flat U.S. industry pricing
•A net $1.0 billion improvement from the Novelis recovery, which includes $1.5 billion to $2.0 billion of temporary costs, including tariffs
•Commodity headwinds of just above $2.0 billion, about $1.0 billion higher than our previous estimate, largely due to higher aluminum pricing driven by global supply constraints. This excludes Novelis-related aluminum costs.
•Tariff impacts of about $1.0 billion, excluding the one-time IEEPA benefit of about $1.3 billion and temporary tariffs related to Novelis
•Excluding the impact of Novelis, positive market factors, including favorable mix associated with the sunset of low-margin nameplates and benefits from changes in the U.S. regulatory environment
•A $1.0 billion improvement in material costs and warranty reductions
•An incremental investment of about $1.0 billion in Model e to support the ramp of our Universal EV platform and Ford Energy

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
•Ford may need to substantially modify its product plans and facilities to respond to shifting consumer sentiment and competitive dynamics as a result of policy changes affecting, or otherwise to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2025 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8-K.

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

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	First Quarter
	2025	2026
Net income/(loss) attributable to Ford (GAAP)	$471	$2,548
Income/(Loss) attributable to noncontrolling interests	2	3
Net income/(loss)	$473	$2,551
Less: (Provision for)/Benefit from income taxes	(148)	(361)
Income/(Loss) before income taxes	$621	$2,912
Less: Special items pre-tax	(110)	(226)
Income/(Loss) before special items pre-tax	$731	$3,138
Less: Interest on debt	(288)	(350)
Adjusted EBIT (Non-GAAP)	$1,019	$3,488

Memo:
Revenue ($B)	$40.7	$43.3
Net income/(loss) margin (GAAP) (%)	1.2%	5.9%
Adjusted EBIT margin (Non-GAAP) (%)	2.5%	8.1%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	First Quarter
	2025	2026
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$471	$2,548
Less: Impact of pre-tax and tax special items	(81)	(150)
Adjusted net income/(loss) – diluted (Non-GAAP)	$552	$2,698

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,968	3,991
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	43	80
Diluted shares	4,011	4,071

Earnings/(Loss) per share – diluted (GAAP)	$0.12	$0.63
Less: Net impact of adjustments	(0.02)	(0..03)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.14	$0.66

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	First Quarter
	2025	2026	Memo: FY 2025
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$621	$2,912	$(11,830)
Less: Impact of special items	(110)	(226)	(17,356)
Adjusted earnings before taxes (Non-GAAP)	$731	$3,138	$5,526

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(148)	$(361)	$3,668
Less: Impact of special items	29	76	4,775
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(177)	$(437)	$(1,107)

Tax Rate (%)
Effective tax rate (GAAP)	23.8%	12.4%	31.0%
Adjusted effective tax rate (Non-GAAP)	24.2%	13.9%	20.0%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	First Quarter
	2025	2026
Net cash provided by/(used in) operating activities (GAAP)	$3,679	$1,316

Less: Items not included in company adjusted free cash flows
Ford Credit operating cash flows	$4,106	$3,337
Funded pension contributions	(234)	(178)
Restructuring (including separations) (a)	(163)	(734)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	33
Other, net	(141)	(541)

Add: Items included in company adjusted free cash flows
Company excluding Ford Credit capital spending	$(1,790)	$(2,357)
Ford Credit distributions	200	950
Settlement of derivatives	1	134
Company adjusted free cash flow (Non-GAAP)	$(1,478)	$(1,874)
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended March 31, 2026
	First Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$39,819	$3,434	$43,253
Total costs and expenses	38,118	2,806	40,924
Operating income/(loss)	1,701	628	2,329
Interest expense on Company debt excluding Ford Credit	350	—	350
Other income/(loss), net	631	142	773
Equity in net income/(loss) of affiliated companies	147	13	160
Income/(Loss) before income taxes	2,129	783	2,912
Provision for/(Benefit from) income taxes	253	108	361
Net income/(loss)	1,876	675	2,551
Less: Income/(Loss) attributable to noncontrolling interests	3	—	3
Net income/(loss) attributable to Ford Motor Company	$1,873	$675	$2,548

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	March 31, 2026
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$9,725	$7,924	$—	$17,649
Marketable securities	12,054	785	—	12,839
Ford Credit finance receivables, net	—	46,185	—	46,185
Trade and other receivables, net	8,375	8,852	—	17,227
Inventories	16,537	—	—	16,537
Other assets	4,591	1,301	—	5,892
Receivable from other segments	733	2,148	(2,881)	—
Total current assets	52,015	67,195	(2,881)	116,329

Ford Credit finance receivables, net	—	60,322	—	60,322
Net investment in operating leases	1,953	27,030	—	28,983
Net property	37,756	335	—	38,091
Equity in net assets of affiliated companies	2,595	142	—	2,737
Deferred income taxes	21,578	695	—	22,273
Other assets	11,791	1,908	—	13,699
Receivable from other segments	51	—	(51)	—
Total assets	$127,739	$157,627	$(2,932)	$282,434
Liabilities
Payables	$25,052	$987	$—	$26,039
Other liabilities and deferred revenue	27,312	2,537	—	29,849
Debt payable within one year	3,268	47,523	—	50,791
Payable to other segments	2,881	—	(2,881)	—
Total current liabilities	58,513	51,047	(2,881)	106,679

Other liabilities and deferred revenue	28,930	1,231	—	30,161
Long-term debt	16,327	90,008	—	106,335
Deferred income taxes	952	823	—	1,775
Payable to other segments	—	51	(51)	—
Total liabilities	$104,722	$143,160	$(2,932)	$244,950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended March 31, 2026
	First Quarter
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$1,876	$675	$—	$2,551
Depreciation and tooling amortization	1,168	715	—	1,883
Other amortization	12	(470)	—	(458)
Provision for credit and insurance losses	(2)	175	—	173
Pension and OPEB expense/(income)	(136)	—	—	(136)
Equity method investment (earnings)/losses and impairments in excess of dividends received	(15)	(13)	—	(28)
Foreign currency adjustments	(115)	11	—	(104)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(10)	4	—	(6)
Stock compensation	105	5	—	110
Provision for/(Benefit from) deferred income taxes	78	(14)	—	64
Decrease/(Increase) in finance receivables (wholesale and other)	—	1,181	—	1,181
Decrease/(Increase) in intersegment receivables/payables	(272)	272	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,478)	(64)	—	(1,542)
Decrease/(Increase) in inventory	(1,361)	—	—	(1,361)
Increase/(Decrease) in accounts payable and accrued and other liabilities	(1,098)	(109)	—	(1,207)
Other	265	(69)	—	196
Interest supplements and residual value support to Ford Credit	(1,038)	1,038	—	—
Net cash provided by/(used in) operating activities	$(2,021)	$3,337	$—	$1,316
Cash flows from investing activities
Capital spending	$(2,357)	$(19)	$—	$(2,376)
Acquisitions of finance receivables and operating leases	—	(12,095)	—	(12,095)
Collections of finance receivables and operating leases	—	11,439	—	11,439
Purchases of marketable securities and other investments	(1,629)	(114)	—	(1,743)
Sales and maturities of marketable securities and other investments	3,875	107	—	3,982
Settlements of derivatives	134	(100)	—	34
Other	(11)	(1)	—	(12)
Investing activity (to)/from other segments	950	—	(950)	—
Net cash provided by/(used in) investing activities	$962	$(783)	$(950)	$(771)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(607)	$—	$—	$(607)
Purchases of common stock	(311)	—	—	(311)
Net changes in short-term debt	53	(2,135)	—	(2,082)
Proceeds from issuance of long-term debt	—	12,565	—	12,565
Payments of long-term debt	(2,287)	(13,294)	—	(15,581)
Other	(120)	(36)	—	(156)
Financing activity to/(from) other segments	—	(950)	950	—
Net cash provided by/(used in) financing activities	$(3,272)	$(3,850)	$950	$(6,172)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(76)	$(44)	$—	$(120)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At March 31, 2026, total equity attributable to Ford was $37.5 billion, an increase of $1.5 billion compared with December 31, 2025. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$2.5
Shareholder distributions (a)	(0.9)
Other comprehensive income/(loss), net	(0.2)
Common stock issued (including share-based compensation impacts)	—
Other	0.1
Total	$1.5
_______
(a)Includes cash dividends, dividend equivalents, and anti-dilutive share repurchases.

U.S. Sales by Type. The following table shows first quarter 2026 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	6,860	6,249
Hybrid Vehicles	41,159	33,696
Internal Combustion Vehicles	409,296	406,993
Total Vehicles	457,315	446,938

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of March 31, 2026, was a liability of $34 million, compared with an asset of $1 million as of December 31, 2025. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $3 billion at March 31, 2026, unchanged from December 31, 2025.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of March 31, 2026, was an asset of $247 million, compared with an asset of $177 million at December 31, 2025. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $215 million at March 31, 2026, compared with $192 million at December 31, 2025.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2026, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $66 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

ENVIRONMENTAL MATTERS

Any legal proceeding arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000 is described on page 37 of our 2025 Form 10-K Report.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 38 of our 2025 Form 10-K Report). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2026, we completed an anti-dilutive share repurchase program to offset the dilutive effect of share-based compensation granted during 2026 and the dilutive effect of settling with shares our obligations in excess of the aggregate principal amount of our 0.00% Convertible Senior Notes due March 15, 2026 that were converted. The program, announced March 13, 2026, authorized repurchases of up to 31.7 million shares of Ford Common Stock. As shown in the rightmost column of the table below, we do not intend to make any further purchases under this program because its anti-dilutive purpose was fulfilled after purchasing only 26,550,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	—	—	—	—
February 1, 2026 through February 28, 2026	—	—	—	—
March 1, 2026 through March 31, 2026	26,550,000	$11.72	26,550,000	5,150,000 (a)
Total / Average	26,550,000	$11.72	26,550,000
__________
(a)The share repurchase program announced March 13, 2026 authorized repurchases of up to 31.7 million shares of Ford Common Stock. Although we have repurchased 26,550,000 shares and the program was authorized for up to 31.7 million shares, we do not intend to make any further purchases under this program because its anti-dilutive purpose has been fulfilled.

ITEM 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3.2	By-laws.	Filed as Exhibit 3 to our Current Report on Form 8-K filed on December 12, 2025. (a)
Exhibit 10.1	2023 Long-Term Incentive Plan, as amended February 9, 2026.	Filed with this Report.
Exhibit 10.2	Annual Performance Bonus Plan Metrics for 2026.	Filed with this Report.
Exhibit 10.3	Performance Stock Unit Award Metrics for 2026.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Kyle Crockett
Kyle Crockett, Chief Accounting Officer
(principal accounting officer)

Date:	April 29, 2026