Form 10-Q
period 2026-06-30
FORD MOTOR CO
filed 2026-07-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________ to __________
Commission file number 1-3950

Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware		38-0549190
(State of incorporation)		(I.R.S. Employer Identification No.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)
313-322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	F	New York Stock Exchange
6.200% Notes due June 1, 2059	FPRB	New York Stock Exchange
6.000% Notes due December 1, 2059	FPRC	New York Stock Exchange
6.500% Notes due August 15, 2062	FPRD	New York Stock Exchange

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

As of July 24, 2026, Ford Motor Company had outstanding 3,916,743,591 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 68

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended June 30,
	2025	2026	2025	2026
	Second Quarter		First Half
	(unaudited)
Revenues
Company excluding Ford Credit	$46,943	$44,891	$84,365	$84,710
Ford Credit	3,241	3,405	6,478	6,839
Total revenues (Note 3)	50,184	48,296	90,843	91,549

Costs and expenses
Cost of sales	44,245	42,216	79,433	77,527
Selling, administrative, and other expenses	2,706	2,684	5,137	5,491
Ford Credit interest, operating, and other expenses	2,722	2,758	5,443	5,564
Total costs and expenses	49,673	47,658	90,013	88,582
Operating income/(loss)	511	638	830	2,967
Interest expense on Company debt excluding Ford Credit	297	357	585	707
Other income/(loss), net (Note 4)	577	449	1,073	1,222
Equity in net income/(loss) of affiliated companies	(250)	(2,763)	(156)	(2,603)
Income/(Loss) before income taxes	541	(2,033)	1,162	879
Provision for/(Benefit from) income taxes	570	(711)	718	(350)
Net income/(loss)	(29)	(1,322)	444	1,229
Less: Income/(Loss) attributable to noncontrolling interests	7	5	9	8
Net income/(loss) attributable to Ford Motor Company	$(36)	$(1,327)	$435	$1,221

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$(0.01)	$(0.33)	$0.11	$0.31
Diluted income/(loss)	(0.01)	(0.33)	0.11	0.30

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,980	3,987	3,974	3,989
Diluted shares	3,980	3,987	4,018	4,069

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2025	2026	2025	2026
	Second Quarter		First Half
	(unaudited)
Net income/(loss)	$(29)	$(1,322)	$444	$1,229
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	1,272	122	1,793	(135)
Marketable securities	36	(39)	103	(108)
Derivative instruments	(410)	1	(539)	132
Pension and other postretirement benefits	17	24	39	49
Total other comprehensive income/(loss), net of tax	915	108	1,396	(62)
Comprehensive income/(loss)	886	(1,214)	1,840	1,167
Less: Comprehensive income/(loss) attributable to noncontrolling interests	6	5	8	8
Comprehensive income/(loss) attributable to Ford Motor Company	$880	$(1,219)	$1,832	$1,159

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	June 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$23,356	$18,603
Marketable securities (Note 7)	15,131	12,731
Ford Credit finance receivables, net of allowance for credit losses of $261 and $286 (Note 8)	49,130	45,451
Trade and other receivables, less allowances of $108 and $99	15,398	17,880
Inventories (Note 9)	15,285	16,946
Other assets	5,187	5,880
Total current assets	123,487	117,491
Ford Credit finance receivables, net of allowance for credit losses of $650 and $682 (Note 8)	61,449	59,418
Net investment in operating leases	28,540	29,283
Net property	37,288	39,958
Equity in net assets of affiliated companies	2,753	2,758
Deferred income taxes	21,953	23,107
Other assets	13,690	13,516
Total assets	$289,160	$285,531

LIABILITIES
Payables	$25,809	$27,012
Other liabilities and deferred revenue (Note 10 and Note 17)	31,779	29,584
Debt payable within one year (Note 12)
Company excluding Ford Credit	5,550	4,381
Ford Credit	51,752	46,956
Total current liabilities	114,890	107,933
Other liabilities and deferred revenue (Note 10 and Note 17)	30,902	30,565
Long-term debt (Note 12)
Company excluding Ford Credit	16,369	19,238
Ford Credit	89,665	90,392
Deferred income taxes	1,354	1,648
Total liabilities	253,180	249,776

EQUITY
Common Stock, par value $0.01 per share (4,157 million shares issued of 6 billion authorized)	41	42
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,922	23,979
Retained earnings	22,508	22,508
Accumulated other comprehensive income/(loss) (Note 15)	(7,710)	(7,772)
Treasury stock	(2,810)	(3,039)
Total equity attributable to Ford Motor Company	35,952	35,719
Equity attributable to noncontrolling interests	28	36
Total equity	35,980	35,755
Total liabilities and equity	$289,160	$285,531

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2025	June 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,510
Ford Credit finance receivables, net	55,773	54,358
Net investment in operating leases	13,572	12,818
Other assets	21	42
LIABILITIES
Other liabilities and deferred revenue	$40	$20
Debt	52,054	49,319

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2025	2026
	First Half
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$444	$1,229
Depreciation and tooling amortization	3,747	3,748
Other amortization	(929)	(891)
Disposition of investment in BOSK non-cash charges (Note 16)	—	2,930
Provision for credit and insurance losses	323	359
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	187	(27)
Equity method investment (earnings)/losses and impairments in excess of dividends received	261	(107)
Foreign currency adjustments	62	(224)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(43)	(4)
Stock compensation	275	211
Provision for/(Benefit from) deferred income taxes	212	(881)
Decrease/(Increase) in finance receivables (wholesale and other)	2,927	1,217
Decrease/(Increase) in accounts receivable and other assets	(3,500)	(1,249)
Decrease/(Increase) in inventory	(1,476)	(1,713)
Increase/(Decrease) in accounts payable and accrued and other liabilities	7,293	577
Other	213	486
Net cash provided by/(used in) operating activities	9,996	5,661

Cash flows from investing activities
Capital spending	(3,906)	(4,758)
Acquisitions of finance receivables and operating leases	(24,438)	(25,196)
Collections of finance receivables and operating leases	22,542	23,598
Purchases of marketable securities and other investments	(4,440)	(3,134)
Sales and maturities of marketable securities and other investments	5,593	5,432
Settlements of derivatives	(104)	83
Returns of capital from equity method investments (Note 16)	1,700	—
Other	42	(43)
Net cash provided by/(used in) investing activities	(3,011)	(4,018)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(1,793)	(1,206)
Purchases of common stock	—	(311)
Net changes in short-term debt	(1,110)	(1,755)
Proceeds from issuance of long-term debt	20,469	24,464
Payments of long-term debt	(24,828)	(27,364)
Other	(146)	(198)
Net cash provided by/(used in) financing activities	(7,408)	(6,370)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	483	(127)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$60	$(4,854)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$23,190	$23,750
Net increase/(decrease) in cash, cash equivalents, and restricted cash	60	(4,854)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$23,250	$18,896

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660
Net income/(loss)	—	—	(36)	—	—	(36)	7	(29)
Other comprehensive income/(loss), net	—	—	—	916	—	916	(1)	915
Common Stock issued (a)	—	153	—	—	—	153	—	153
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	(7)	(618)
Balance at June 30, 2025	$42	$23,715	$32,352	$(8,242)	$(2,810)	$45,057	$24	$45,081

Balance at December 31, 2025	$42	$23,922	$22,508	$(7,710)	$(2,810)	$35,952	$28	$35,980
Net income/(loss)	—	—	2,548	—	—	2,548	3	2,551
Other comprehensive income/(loss), net	—	—	—	(170)	—	(170)	—	(170)
Common Stock issued (a)	1	(7)	—	—	—	(6)	—	(6)
Treasury stock/other	—	(31)	—	—	(229)	(260)	—	(260)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	—	(611)
Balance at March 31, 2026	$43	$23,884	$24,445	$(7,880)	$(3,039)	$37,453	$31	$37,484
Net income/(loss)	—	—	(1,327)	—	—	(1,327)	5	(1,322)
Other comprehensive income/(loss), net	—	—	—	108	—	108	—	108
Common Stock issued (a)	—	95	—	—	—	95	—	95
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2026	$43	$23,979	$22,508	$(7,772)	$(3,039)	$35,719	$36	$35,755
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

ASU 2026-02, Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued a new accounting standard to provide guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The new standard is effective for interim and annual reporting periods beginning after December 15, 2027, with retrospective application required. We are assessing the effect on our consolidated financial statements and financial statement disclosures.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material effect on our consolidated financial statements or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended June 30 (in millions):

	Second Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,202	$—	$45,202
Used vehicles	780	—	780
Services and other revenue (a)	884	19	903
Revenues from sales and services	46,866	19	46,885

Leasing income	77	1,176	1,253
Financing income	—	2,008	2,008
Insurance income	—	38	38
Total revenues	$46,943	$3,241	$50,184

	Second Quarter 2026
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$42,736	$—	$42,736
Used vehicles	1,103	—	1,103
Services and other revenue (a)	972	18	990
Revenues from sales and services	44,811	18	44,829

Leasing income	80	1,374	1,454
Financing income	—	1,974	1,974
Insurance income	—	39	39
Total revenues	$44,891	$3,405	$48,296

	First Half 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$81,069	$—	$81,069
Used vehicles	1,465	—	1,465
Services and other revenue (a)	1,687	37	1,724
Revenues from sales and services	84,221	37	84,258

Leasing income	144	2,307	2,451
Financing income	—	4,054	4,054
Insurance income	—	80	80
Total revenues	$84,365	$6,478	$90,843

	First Half 2026
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$80,380	$—	$80,380
Used vehicles	2,250	—	2,250
Services and other revenue (a)	1,925	41	1,966
Revenues from sales and services	84,555	41	84,596

Leasing income	155	2,720	2,875
Financing income	—	3,997	3,997
Insurance income	—	81	81
Total revenues	$84,710	$6,839	$91,549
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will affect these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded an increase related to revenue recognized in prior periods of $90 million and $197 million in the second quarter of 2025 and 2026, respectively.

We had a balance of $6.2 billion and $6.4 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2025 and June 30, 2026, respectively. We expect to recognize approximately $1.0 billion of the unearned amount in the remainder of 2026, $1.7 billion in 2027, and $3.7 billion thereafter. We recognized $516 million and $575 million of unearned amounts from prior years as revenue during the second quarter of 2025 and 2026, respectively, and $1.0 billion and $1.2 billion in the first half of 2025 and 2026, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. Our deferred cost balances were $307 million and $295 million as of December 31, 2025 and June 30, 2026, respectively. We recognized $22 million and $33 million of amortization during the second quarter of 2025 and 2026, respectively, and $52 million and $60 million in the first half of 2025 and 2026, respectively.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$14	$(11)	$25	$227
Investment-related interest income	368	293	719	609
Interest income/(expense) on income taxes	1	(8)	(16)	(12)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	11	(2)	43	4
Gains/(Losses) on changes in investments in affiliates	1	8	8	5
Royalty income	107	98	214	209
Other	75	71	80	180
Total	$577	$449	$1,073	$1,222

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

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2026 was a benefit of $711 million and $350 million, respectively, resulting in an effective tax rate of 35.0% for the second quarter and negative 39.8% for the first half. These rates were driven by a benefit of $273 million in the second quarter resulting from the recognition of a U.S. Qualified Opportunity Zone tax incentive. The first half rate was also driven by a benefit resulting from a tax law change in the United Kingdom.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Net income/(loss) attributable to Ford Motor Company	$(36)	$(1,327)	$435	$1,221

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,980	3,987	3,974	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares (a)	—	—	44	80
Diluted shares	3,980	3,987	4,018	4,069
_________
(a)In the second quarter of 2025 and 2026, there were 45 million and 79 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities were as follows (in millions):

		December 31, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,649	$70	$1,719
U.S. government agencies	2	610	400	1,010
Non-U.S. government and agencies	2	1,300	1,082	2,382
Corporate debt	2	1,404	780	2,184
Total marketable securities classified as cash equivalents		4,963	2,332	7,295
Cash, time deposits, and money market funds		9,123	6,938	16,061
Total cash and cash equivalents		$14,086	$9,270	$23,356

Marketable securities
U.S. government	1	$3,817	$224	$4,041
U.S. government agencies	2	1,319	—	1,319
Non-U.S. government and agencies	2	2,043	91	2,134
Corporate debt	2	6,755	269	7,024
Other marketable securities	2	413	200	613
Total marketable securities		$14,347	$784	$15,131

Restricted cash		$251	$107	$358

Cash, cash equivalents, and restricted cash - held for sale		$36	$—	$36

		June 30, 2026
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$200	$84	$284
U.S. government agencies	2	335	—	335
Non-U.S. government and agencies	2	850	642	1,492
Corporate debt	2	366	772	1,138
Total marketable securities classified as cash equivalents		1,751	1,498	3,249
Cash, time deposits, and money market funds		8,426	6,928	15,354
Total cash and cash equivalents		$10,177	$8,426	$18,603

Marketable securities
U.S. government	1	$2,902	$227	$3,129
U.S. government agencies	2	910	—	910
Non-U.S. government and agencies	2	1,832	93	1,925
Corporate debt	2	5,927	269	6,196
Other marketable securities	2	372	199	571
Total marketable securities		$11,943	$788	$12,731

Restricted cash		$187	$106	$293

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,724	$25	$(2)	$3,747	$356	$3,391	$—
U.S. government agencies	1,358	6	(8)	1,356	460	892	4
Non-U.S. government and agencies	1,958	12	(8)	1,962	553	1,400	9
Corporate debt	8,065	65	(1)	8,129	2,925	5,200	4
Other marketable securities	385	3	—	388	2	357	29
Total	$15,490	$111	$(19)	$15,582	$4,296	$11,240	$46

	June 30, 2026
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,842	$1	$(16)	$2,827	$272	$2,545	$10
U.S. government agencies	920	—	(11)	909	172	737	—
Non-U.S. government and agencies	1,842	2	(15)	1,829	382	1,447	—
Corporate debt	6,272	17	(24)	6,265	796	5,400	69
Other marketable securities	335	1	(1)	335	—	295	40
Total	$12,211	$21	$(67)	$12,165	$1,622	$10,424	$119

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Company excluding Ford Credit
Sales proceeds	$992	$1,212	$3,441	$3,820
Gross realized gains	4	5	9	15
Gross realized losses	1	1	4	2

We determine credit losses on AFS debt securities using the specific identification method. During the first half of 2026, we did not recognize any credit losses. Unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$23,356	$18,603
Restricted cash (a)	358	293
Cash, cash equivalents, and restricted cash - held for sale	36	—
Total cash, cash equivalents, and restricted cash	$23,750	$18,896
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2025	June 30, 2026
Consumer
Retail installment contracts, gross	$80,467	$77,504
Finance leases, gross	9,274	8,890
Retail financing, gross	89,741	86,394
Unearned interest supplements	(4,486)	(3,934)
Consumer finance receivables	85,255	82,460
Non-Consumer
Dealer financing	26,235	23,377
Non-Consumer finance receivables	26,235	23,377
Total recorded investment	$111,490	$105,837

Recorded investment in finance receivables	$111,490	$105,837
Allowance for credit losses	(911)	(968)
Total finance receivables, net	$110,579	$104,869

Current portion	$49,130	$45,451
Non-current portion	61,449	59,418
Total finance receivables, net	$110,579	$104,869

Net finance receivables subject to fair value (a)	$101,822	$96,525
Fair value (b)	102,499	96,645
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2025 and 2026 was $148 million and $152 million, respectively, and for the first half of 2025 and 2026 was $285 million and $307 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2025 and June 30, 2026, accrued interest was $314 million and $286 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2025 and June 30, 2026 were consumer receivables of $43.8 billion and $42.5 billion, respectively, and non-consumer receivables of $20.3 billion and $19.0 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at June 30, 2026 and gross charge-offs during the first half of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31 - 60 days past due	$74	$99	$175	$233	$199	$52	$832	1.0%
Greater than 60 days past due	30	39	62	84	71	13	299	0.4
Total past due	104	138	237	317	270	65	1,131	1.4
Current	1,729	4,190	10,927	21,871	28,152	14,460	81,329	98.6
Total	$1,833	$4,328	$11,164	$22,188	$28,422	$14,525	$82,460	100.0%

Gross charge-offs	$32	$47	$83	$114	$79	$3	$358

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

The credit quality analysis of dealer financing receivables at June 30, 2026 and gross charge-offs during the first half of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total		Total	Percent
Group I	$280	$28	$138	$78	$166	$149	$839	$18,111	$18,950	81.1%
Group II	34	3	34	47	24	29	171	3,554	3,725	15.9
Group III	6	—	—	1	1	6	14	659	673	2.9
Group IV	—	—	—	—	1	—	1	28	29	0.1
Total (a)	$320	$31	$172	$126	$192	$184	$1,025	$22,352	$23,377	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$5	$5
__________
(a)Total past due dealer financing receivables at June 30, 2026 were $8 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2025			First Half 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$872	$9	$881	$860	$4	$864
Charge-offs	(147)	(13)	(160)	(313)	(14)	(327)
Recoveries	45	—	45	85	—	85
Provision for credit losses	105	9	114	240	14	254
Other (a)	10	—	10	13	1	14
Ending balance	$885	$5	$890	$885	$5	$890

	Second Quarter 2026			First Half 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$929	$8	$937	$902	$9	$911
Charge-offs	(161)	—	(161)	(358)	(5)	(363)
Recoveries	48	4	52	94	5	99
Provision for credit losses	147	3	150	316	6	322
Other (a)	(10)	—	(10)	(1)	—	(1)
Ending balance	$953	$15	$968	$953	$15	$968
__________
(a)    Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2025	June 30, 2026
Raw materials, work-in-process, and supplies	$6,020	$6,458
Finished products	9,265	10,488
Total inventories	$15,285	$16,946

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	June 30, 2026
Current
Dealer and dealers’ customer allowances and claims	$15,293	$14,357
Deferred revenue	4,489	4,242
Employee benefit plans	3,507	2,510
Accrued interest	1,453	1,458
Operating lease liabilities	567	551
OPEB (a)	331	328
Pension (a)	228	227
Other (b)	5,911	5,911
Total current other liabilities and deferred revenue	$31,779	$29,584

Non-current
Dealer and dealers’ customer allowances and claims	$12,136	$12,759
Deferred revenue	5,360	5,513
OPEB (a)	4,031	3,930
Pension (a)	3,701	3,508
Operating lease liabilities	1,835	1,778
Employee benefit plans	792	832
Other (b)	3,047	2,245
Total non-current other liabilities and deferred revenue	$30,902	$30,565
__________
(a)Balances at June 30, 2026 reflect pension and OPEB liabilities at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025. Included in Other assets are pension assets of $3.7 billion and $4.2 billion at December 31, 2025 and June 30, 2026, respectively.
(b)Includes current derivative liabilities of $0.5 billion at both December 31, 2025 and June 30, 2026. Includes non-current derivative liabilities of $0.5 billion at both December 31, 2025 and June 30, 2026 (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended June 30 were as follows (in millions):

	Second Quarter
	2025			2026
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$52	$50	$5	$53	$40	$5
Interest cost	393	238	55	353	252	49
Expected return on assets	(457)	(289)	—	(449)	(293)	—
Amortization of prior service costs/(credits)	22	6	2	22	6	3
Net remeasurement (gain)/loss	—	—	—	—	54	—
Separation costs/other	5	11	—	—	10	—
Settlements and curtailments	—	—	—	—	4	—
Net periodic benefit cost/(income)	$15	$16	$62	$(21)	$73	$57

	First Half
	2025			2026
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$104	$98	$10	$106	$84	$10
Interest cost	786	462	110	706	500	99
Expected return on assets	(913)	(567)	—	(898)	(588)	—
Amortization of prior service costs/(credits)	44	12	4	44	12	5
Net remeasurement (gain)/loss	—	(10)	—	—	(189)	—
Separation costs/other	12	35	—	—	63	—
Settlements and curtailments	—	—	—	—	19	—
Net periodic benefit cost/(income)	$33	$30	$124	$(42)	$(99)	$114

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2026, we continue to expect to contribute about $550 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first half of 2026, we contributed $326 million to our global funded pension plans and made $181 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2025	June 30, 2026
Company excluding Ford Credit
Debt payable within one year
Short-term	$1,355	$1,505
Long-term debt payable within one year
Public unsecured debt securities	1,672	1,672
U.K. Export Finance Program	—	992
Convertible notes (a)	2,300	—
Other debt (including finance leases) (b)	226	222
Unamortized (discount)/premium and issuance costs	(3)	(10)
Total debt payable within one year	5,550	4,381
Long-term debt payable after one year
Public unsecured debt securities	13,087	13,087
U.S. Department of Energy Loan	—	3,805
U.K. Export Finance Program	2,355	1,323
Other debt (including finance leases) (b)	1,210	1,279
Unamortized (discount)/premium and issuance costs	(283)	(256)
Total long-term debt payable after one year	16,369	19,238
Total Company excluding Ford Credit	$21,919	$23,619
Fair value of Company debt excluding Ford Credit (c)	$21,640	$23,191
Ford Credit
Debt payable within one year
Short-term	$18,350	$16,260
Long-term payable within one year
Unsecured debt	13,625	12,426
Asset-backed debt	19,831	18,321
Unamortized (discount)/premium and issuance costs	(18)	(18)
Fair value adjustments (d)	(36)	(33)
Total debt payable within one year	51,752	46,956
Long-term debt payable after one year
Unsecured debt	52,357	54,881
Asset-backed debt	37,741	36,254
Unamortized (discount)/premium and issuance costs	(229)	(234)
Fair value adjustments (d)	(204)	(509)
Total long-term debt payable after one year	89,665	90,392
Total Ford Credit	$141,417	$137,348
Fair value of Ford Credit debt (c)	$144,213	$139,545
__________
(a)On March 16, 2026, we settled the principal amount of our $2.3 billion 0.00% Convertible Senior Notes in cash and issued 6.6 million shares of Ford Common Stock held as treasury stock to settle the conversion premium, which were subsequently repurchased as part of our anti-dilutive share repurchase program.
(b)At December 31, 2025 and June 30, 2026, long-term finance leases payable within one year were $136 million and $134 million, respectively, and long-term finance leases payable after one year were $754 million and $849 million, respectively.
(c)At December 31, 2025 and June 30, 2026, the fair value of debt includes $1.4 billion and $1.5 billion of Company excluding Ford Credit short-term debt, respectively, and $16.4 billion and $14.9 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(207) million at December 31, 2025 and June 30, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.9 billion at December 31, 2025 and June 30, 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT (Continued)

U.S. Department of Energy Loan

In May 2026, we and the U.S. Department of Energy (“DOE”) entered into a Loan Arrangement and Reimbursement Agreement (the “Ford DOE Loan Agreement”), and we assumed from BlueOval SK, LLC (“BOSK”), our former joint venture, all obligations under a $3.8 billion promissory note payable to the DOE for advances previously made to BOSK. The advances were made for the construction of one of two plants in Kentucky that we acquired from BOSK upon the closing of the BOSK Joint Venture Disposition Agreement (“JVDA”). See Note 16 for more information on the BOSK JVDA. The two Kentucky plants we acquired from BOSK are subject to existing liens in favor of the DOE.

Under the terms of the Ford DOE Loan Agreement, the interest rate for the loan is 4.814% per annum. Quarterly interest only payments are required through January 15, 2030, with quarterly principal and interest payments required commencing on April 15, 2030 through July 15, 2040, the final maturity date. The Ford DOE Loan Agreement also contains covenants substantially similar to those in our existing Credit Agreement dated as of December 15, 2006 (as amended and restated, amended, supplemented, or otherwise modified from time to time), including a liquidity covenant requiring that we not permit Available Liquidity (as defined in the Ford DOE Loan Agreement) to be less than $4.0 billion.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
Cash flow hedges	2025	2026	2025	2026
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$21	$9	$95	$(3)
Commodity contracts (b)	(1)	59	10	87
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(44)	(7)	(92)	(14)
Fair value changes on hedging instruments	235	(187)	564	(365)
Fair value changes on hedged debt	(219)	186	(543)	356
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(18)	(14)	(43)	(26)
Fair value changes on hedging instruments	358	(37)	504	(240)
Fair value changes on hedged debt	(339)	29	(475)	233
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(69)	(2)	(9)	(36)
Cross-currency interest rate swap contracts	246	16	348	(74)
Interest rate contracts	(18)	1	(63)	92
Commodity contracts	11	(13)	22	28
Total	$163	$40	$318	$38
__________
(a)For the second quarter and first half of 2025, a $527 million loss and a $605 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2026, a $93 million gain and a $229 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax
(b)For the second quarter and first half of 2025, a $12 million gain and an $8 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the second quarter and first half of 2026, a $38 million loss and a $40 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the second quarter and first half of 2025, a $56 million gain and a $126 million gain, respectively, were reported in Cost of sales, and a $125 million loss and a $135 million loss, respectively, were reported in Other income/(loss), net. For the second quarter and first half of 2026, a $49 million loss and a $112 million loss, respectively, were reported in Cost of sales, and a $47 million gain and a $76 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			June 30, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$17,750	$98	$114	$14,383	$268	$100
Commodity contracts	940	122	—	1,049	84	15
Fair value hedges
Interest rate contracts	18,582	374	220	22,422	170	336
Cross-currency interest rate swap contracts	4,158	383	5	6,330	234	72
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	24,934	150	180	21,855	175	248
Cross-currency interest rate swap contracts	7,121	379	28	5,406	204	13
Interest rate contracts	87,293	364	619	84,868	411	432
Commodity contracts	803	56	1	977	53	31
Total derivative financial instruments, gross (a) (b)	$161,581	$1,926	$1,167	$157,290	$1,599	$1,247

Current portion		$634	$643		$593	$788
Non-current portion		1,292	524		1,006	459
Total derivative financial instruments, gross		$1,926	$1,167		$1,599	$1,247
__________
(a)At December 31, 2025 and June 30, 2026, we held collateral of $5 million and $4 million, respectively, and we posted collateral of $102 million and $90 million, respectively.
(b)At December 31, 2025 and June 30, 2026, the fair value of assets and liabilities available for counterparty netting was $814 million and $855 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with a non-U.S. dollar functional currency. The designated balance of $831 million at June 30, 2026 is reported in Ford Credit debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, the gains and losses are reclassified to Other income/(loss), net. For the second quarter and first half of 2026, an $8 million gain and a $36 million gain, respectively, were recognized in Foreign currency translation, a component of Other comprehensive income/(loss), net of tax, and no amount was reclassified to income.

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

The following table summarizes the activities (primarily hourly and salaried worker separation programs in Europe, which are expected to be substantially complete by the end of 2027) for the periods ended June 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Beginning balance	$999	$1,029	$1,098	$1,457
Changes in accruals (a)	51	27	98	395
Payments	(67)	(125)	(245)	(895)
Foreign currency translation and other	67	(7)	99	(33)
Ending balance	$1,050	$924	$1,050	$924
__________
(a)Excludes pension costs of $11 million and $14 million in the second quarter of 2025 and 2026, respectively, and $35 million and $82 million in the first half of 2025 and 2026, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Foreign currency translation
Beginning balance	$(6,378)	$(5,135)	$(6,899)	$(4,878)
Gains/(Losses) on foreign currency translation	1,229	106	1,726	(187)
Less: Tax/(Tax benefit) (a)	(44)	(14)	(72)	(45)
Net gains/(losses) on foreign currency translation	1,273	120	1,798	(142)
(Gains)/Losses reclassified from AOCI to net income (b)	—	2	(4)	7
Other comprehensive income/(loss), net of tax (c)	1,273	122	1,794	(135)
Ending balance	$(5,105)	$(5,013)	$(5,105)	$(5,013)

Marketable securities
Beginning balance	$17	$12	$(50)	$81
Gains/(Losses) on available for sale securities	51	(48)	139	(130)
Less: Tax/(Tax benefit)	13	(12)	32	(31)
Net gains/(losses) on available for sale securities	38	(36)	107	(99)
(Gains)/Losses reclassified from AOCI to net income	(3)	(4)	(5)	(13)
Less: Tax/(Tax benefit)	(1)	(1)	(1)	(4)
Net (gains)/losses reclassified from AOCI to net income (b)	(2)	(3)	(4)	(9)
Other comprehensive income/(loss), net of tax	36	(39)	103	(108)
Ending balance	$53	$(27)	$53	$(27)

Derivative instruments
Beginning balance	$148	$93	$277	$(38)
Gains/(Losses) on derivative instruments	(515)	65	(597)	258
Less: Tax/(Tax benefit)	(120)	12	(139)	62
Net gains/(losses) on derivative instruments	(395)	53	(458)	196
(Gains)/Losses reclassified from AOCI to net income	(20)	(68)	(105)	(84)
Less: Tax/(Tax benefit)	(5)	(16)	(24)	(20)
Net (gains)/losses reclassified from AOCI to net income (d)	(15)	(52)	(81)	(64)
Other comprehensive income/(loss), net of tax	(410)	1	(539)	132
Ending balance	$(262)	$94	$(262)	$94

Pension and other postretirement benefits
Beginning balance	$(2,945)	$(2,850)	$(2,967)	$(2,875)
Amortization and recognition of prior service costs/(credits)	30	31	60	61
Less: Tax/(Tax benefit)	8	9	15	16
Net prior service costs/(credits) reclassified from AOCI to net income	22	22	45	45
Translation affect on non-U.S. plans	(5)	2	(6)	4
Other comprehensive income/(loss), net of tax	17	24	39	49
Ending balance	$(2,928)	$(2,826)	$(2,928)	$(2,826)

Total AOCI ending balance at June 30	$(8,242)	$(7,772)	$(8,242)	$(7,772)
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
(c)Excludes a $1 million loss related to noncontrolling interests in 2025.
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify an existing net gain on cash flow hedges of $184 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $5.2 billion and $275 million at December 31, 2025 and June 30, 2026, respectively. The guarantee exposure is related to certain debt at our unconsolidated affiliates, which includes amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion and $0 at December 31, 2025 and June 30, 2026, respectively, related to certain obligations of our VIEs (see Note 17). The decrease in maximum exposure from December 31, 2025 is primarily related to BOSK, which is no longer a VIE of Ford, as discussed below.

In July 2022, Ford, SK On Co., Ltd. (“SK On”), and SK Battery America, Inc. (“SKBA,” a wholly owned subsidiary of SK On) completed the creation of BOSK, a 50/50 joint venture formed to build and operate an EV battery plant in Tennessee and two EV battery plants in Kentucky to supply batteries to Ford and Ford affiliates. Upon its formation, BOSK was a VIE of which we were not the primary beneficiary, and we used the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the DOE of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After its draws on the BOSK DOE Loan, BOSK distributed $3.1 billion (including $1.7 billion in the first half of 2025) to Ford as returns of capital.

In December 2025, Ford, SK On, SKBA, and BOSK entered into a Joint Venture Disposition Agreement (“JVDA”), and in May 2026, closing on the transactions contemplated by the JVDA occurred.

Upon closing, Ford’s membership interest in BOSK was redeemed in full, Ford’s obligation to make further capital contributions to BOSK was terminated, and Ford was released from its 50% guarantee of BOSK’s payment obligations under the BOSK DOE Loan. We also acquired from BOSK assets with a fair value of $0.9 billion, including two plants located in Kentucky and related fixed assets, received cash of $0.1 billion, and assumed certain liabilities, including a $3.8 billion promissory note payable to DOE related to the Kentucky plant for which advances were made under the BOSK DOE Loan. (For more information on Ford’s DOE loan, see Note 12.) The acquisition of the Kentucky plants and the related fixed assets and the assumption of debt represent non-cash investing and financing activities.

During the second quarter of 2026, we recognized charges of $2.9 billion in Equity in net income/(loss) of affiliated companies reflecting the amount by which the value of the liabilities assumed exceeded the value of the assets acquired in exchange for the redemption of our interest in BOSK. We also recognized charges of $0.7 billion in Cost of sales related to settlement of pre-existing claims of $0.5 billion and a non-cash write down of fixed assets of $0.2 billion.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.4 billion and $0.4 billion at December 31, 2025 and June 30, 2026, respectively. See Note 16 for additional information. The carrying value of recorded liabilities related to financial guarantees was $92 million at December 31, 2025 and de minimis at June 30, 2026.

Our financial guarantees consist of debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties, including suppliers, to support our business and economic growth. Expiration dates vary through 2034, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the joint venture or other third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee.

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the probable amount of payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2025 and June 30, 2026.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended June 30 was as follows (in millions):

	First Half
	2025	2026
Beginning balance	$14,032	$17,190
Payments made during the period	(2,801)	(3,031)
Changes in accrual related to warranties issued during the period	3,351	2,939
Changes in accrual related to pre-existing warranties	1,586	475
Foreign currency translation and other	69	(2)
Ending balance	$16,237	$17,571

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

Ford Model e Segment

Ford Model e primarily includes the sale of our EVs (including EREVs), service parts, accessories, and digital services for retail customers, together with the associated costs of development, manufacture, and distribution of the vehicles, parts, accessories, and services. This segment focuses on developing EV and digital vehicle technologies, as well as software development. Additionally, this segment provides software and connected vehicle technologies on behalf of the enterprise and manufactures certain EVs, including for Ford Pro. Ford Model e operates in North America, Europe, and China. Ford Model e also includes EV and related sales not considered core to Ford Pro to commercial, government, and rental customers in Europe, China, and Mexico. Ford Model e also includes our battery energy storage systems business, including the associated costs of development, manufacture, sales, and distribution of these systems and services.

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

Equity in net income/(loss) of affiliated companies is included in Income/(Loss) before income taxes, based primarily on which segment the entity supports or has the majority of the entity’s purchases or sales. The table below shows the segment reporting for our most significant unconsolidated entities:

Ford Blue	Ford Model e	Ford Pro
∘ Changan Ford Automobile Corporation, Ltd. (“CAF”)	∘ None	∘ Ford Otomotiv Sanayi Anonim Sirketi (“Ford Otosan”)
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)		Total
Second Quarter 2025
External revenues	$25,784	$2,357	$18,797	$3,241	$5		$50,184
Intersegment revenues (b)	13,527	192	—	—	(13,719)		—
Total revenues	$39,311	$2,549	$18,797	$3,241	$(13,714)		$50,184
Other segment items (c)	38,650	3,878	16,479	2,596
Segment EBIT/EBT	$661	$(1,329)	$2,318	$645			$2,295
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(155)
Interest on debt (excludes $1,759 of Ford Credit interest on debt)							(297)
Special items (d)							(1,302)
Income/(Loss) before income taxes							$541

Other Segment Disclosures
Depreciation and tooling amortization	$764	$154	$349	$615	$17		$1,899
Investment-related interest income	50	1	15	91	211		368
Equity in net income/(loss) of affiliated companies	52	(17)	96	13	(394)		(250)
Cash outflow for capital spending	1,063	952	16	34	23		2,088
Total assets	64,141	16,304	4,566	157,804	49,910		292,725

Second Quarter 2026
External revenues	$26,068	$1,026	$17,790	$3,405	$7		$48,296
Intersegment revenues (b)	11,453	103	—	—	(11,556)		—
Total revenues	$37,521	$1,129	$17,790	$3,405	$(11,549)		$48,296
Other segment items (c)	36,386	2,048	16,072	2,648
Segment EBIT/EBT	$1,135	$(919)	$1,718	$757			$2,691
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(188)
Interest on debt (excludes $1,693 of Ford Credit interest on debt)							(357)
Special items (e)							(4,179)
Income/(Loss) before income taxes							$(2,033)

Other Segment Disclosures
Depreciation and tooling amortization	$753	$48	$337	$705	$22		$1,865
Investment-related interest income	52	—	18	73	150		293
Equity in net income/(loss) of affiliated companies	63	(3)	37	14	(2,874)	(f)	(2,763)
Cash outflow for capital spending	1,274	1,056	10	25	17		2,382
Total assets	66,551	8,783	3,850	157,653	48,694		285,531

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at June 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)		Total
First Half 2025
External revenues	$46,781	$3,599	$33,978	$6,478	$7		$90,843
Intersegment revenues (b)	24,132	308	—	—	(24,440)		—
Total revenues	$70,913	$3,907	$33,978	$6,478	$(24,433)		$90,843
Other segment items (c)	70,156	6,085	30,351	5,253
Segment EBIT/EBT	$757	$(2,178)	$3,627	$1,225			$3,431
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(272)
Interest on debt (excludes $3,549 of Ford Credit interest on debt)							(585)
Special items (d)							(1,412)
Income/(Loss) before income taxes							$1,162

Other Segment Disclosures
Depreciation and tooling amortization	$1,493	$292	$697	$1,233	$32		$3,747
Investment-related interest income	98	2	30	182	407		719
Equity in net income/(loss) of affiliated companies	114	(37)	136	23	(392)		(156)
Cash outflow for capital spending	2,050	1,713	23	62	58		3,906

First Half 2026
External revenues	$49,926	$2,258	$32,513	$6,839	$13		$91,549
Intersegment revenues (b)	20,977	179	—	—	(21,156)		—
Total revenues	$70,903	$2,437	$32,513	$6,839	$(21,143)		$91,549
Other segment items (c)	67,826	4,133	29,110	5,299
Segment EBIT/EBT	$3,077	$(1,696)	$3,403	$1,540			$6,324
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(333)
Interest on debt (excludes $3,412 of Ford Credit interest on debt)							(707)
Special items (g)							(4,405)
Income/(Loss) before income taxes							$879

Other Segment Disclosures
Depreciation and tooling amortization	$1,491	$93	$685	$1,420	$59		$3,748
Investment-related interest income	104	1	34	150	320		609
Equity in net income/(loss) of affiliated companies	117	(7)	137	27	(2,877)	(f)	(2,603)
Cash outflow for capital spending	2,609	2,046	18	44	41		4,758
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
(d)Primarily reflects a field service action for fuel injectors, our share of equity method investment asset impairments and write downs and other expenses, and charges related to the cancellation of a previously planned all-electric three-row SUV program and resulting actions.
(e)Primarily reflects BOSK JV disposition (see Note 16) and continued charges related to the EV program cancellations previously announced in December 2025.
(f)Primarily reflects BOSK JV disposition (see Note 16).
(g)Primarily reflects BOSK JV disposition (see Note 16), charges related to the EV program cancellations previously announced in December 2025, and ongoing restructuring actions in Europe, offset partially by pension and OPEB remeasurements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Trade Policy and Tariffs

As of June 30, 2026, we expect to receive about $3 billion related to tariff reimbursements from the federal government and suppliers and as offsets to Company payment obligations to suppliers. As previously disclosed, included in this amount is about $1.3 billion related to the International Emergency Economic Powers Act (“IEEPA”) and tariff rulings from the United States Supreme Court and the Court of International Trade in the first quarter of 2026.

Although we have started to receive reimbursements from the federal government (excluding IEEPA), the timing for our receipt of these reimbursements is uncertain and is subject to changes in trade policy. Despite this uncertainty, we currently expect to receive about $500 million of reimbursements related to IEEPA in the second half of 2026.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see Item 1A. Risk Factors and “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” in Item 7 in our 2025 Form 10-K Report.

Production and Supply Chain

As previously disclosed, in September 2025 and November 2025, fires at a Novelis Inc. plant in New York disrupted operations at the facility. Novelis is a major aluminum supplier to Ford, and since the initial fire occurred, we have been working closely with Novelis to address the situation and have temporarily sourced an alternative supply of aluminum. We have also sought mitigating actions to minimize potential disruptions to our operations. We experienced lower production subsequent to the Novelis fires in September and November 2025, and although the ultimate impact on Ford depends on a number of factors, in the second half of 2026, we expect to partially recover the production lost to date.

For more information regarding the impact and potential impact of the Novelis fires on our business, see the Outlook section on page 55 of this 10-Q Report.

See Item 1A. Risk Factors in our 2025 Form 10-K Report for additional discussion of the risks related to disruptions to Ford’s and Ford’s suppliers’ production and operations.

Electric Vehicle Market

In December 2025, we announced our decision to rationalize our EV manufacturing capacity and product roadmap, including cancelling three previously planned EVs and ending production of the current generation F-150 Lightning EV. Related to the foregoing, in the second quarter of 2026, we recorded $481 million of charges to be paid in cash, primarily related to contractual commitments related to those programs. As previously disclosed, we may incur additional expenses and cash expenditures related to these actions, which we now expect to be up to $2 billion (on a pre-tax basis). We will recognize those charges in the quarter they are incurred as a special item.

Also as previously disclosed, in May 2026, Ford, SK On Co., Ltd., and SK Battery America, Inc., and BlueOval SK, LLC (“BOSK”) closed on the transactions contemplated by the Joint Venture Disposition Agreement (“JVDA”) the parties entered into in December 2025. In conjunction with the closing, our membership interest in BOSK was redeemed, we acquired from BOSK all of BOSK’s interests in two battery plants located in Kentucky, and we entered into a Loan Arrangement and Reimbursement Agreement with U.S. Department of Energy (the “Ford DOE Loan Agreement”), pursuant to which we assumed from BOSK all of its obligations under its U.S. Department of Energy loan related to the single Kentucky plant for which advances were made.

Upon closing of the transactions, we recognized pre-tax special item charges of $3.6 billion, which includes about $500 million of cash expenditures. For additional information about BOSK, the JVDA, and the Ford DOE Loan Agreement, see Notes 12 and 16 of the Notes to the Financial Statements.

We expect that the regulatory and market dynamics we have observed in the EV market will continue to occur, which may have a substantial adverse impact on our results of operations and/or business, including our investments in supply, production capacity, and equity method investments.

For additional discussion of the impact of changes in the EV market to our business, and the risks related thereto, see the “Governmental Standards” discussion in “Item 1. Business” and “Item 1A. Risk Factors” in our 2025 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS

In the second quarter of 2026, the net loss attributable to Ford Motor Company was $1,327 million, and Company adjusted EBIT was $2,503 million.

Net income/(loss) includes certain items (“special items”) that are excluded from Company adjusted EBIT. These items are discussed in more detail under “Non-GAAP Financial Measures That Supplement GAAP Measures” on page 58 and in Note 18 of the Notes to the Financial Statements. We report special items separately to allow investors analyzing our results to identify certain infrequent significant items that they may wish to exclude when analyzing ongoing operating results. Our pre-tax and tax special items were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Restructuring (by Geography)
Europe	$(18)	$(9)	$(50)	$(360)
Subtotal Restructuring	$(18)	$(9)	$(50)	$(360)
Other Items
EV program cancellations announced in December 2025	$—	$(481)	$—	$(584)
BOSK JV disposition	—	(3,612)	—	(3,612)
All-electric three-row SUV program cancellation and resulting actions	(308)	(9)	(372)	44
Fuel injector field service action	(571)	—	(571)	—
Ford share of equity method investment’s asset impairment / other	(201)	—	(201)	—
Ford share of BOSK’s asset write-down / other	(193)	—	(193)	—
Subtotal Other Items	$(1,273)	$(4,102)	$(1,337)	$(4,152)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$—	$(54)	$10	$189
Pension settlements, curtailments, and separations costs	(11)	(14)	(35)	(82)
Subtotal Pension and OPEB Gain/(Loss)	$(11)	$(68)	$(25)	$107
Total EBIT Special Items	$(1,302)	$(4,179)	$(1,412)	$(4,405)

Provision for/(Benefit from) tax special items (a)	$233	$(1,152)	$204	$(1,228)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $4,179 million of pre-tax special item charges in the second quarter of 2026, primarily reflecting charges we recognized upon the closing of the transactions contemplated by the BOSK JVDA and charges related to the EV program cancellations previously announced in December 2025.

We recorded a $1,152 million benefit from tax special items in the second quarter of 2026, primarily reflecting the tax effect of pre-tax special item charges and a $273 million benefit from the recognition of a U.S. Qualified Opportunity Zone tax incentive.

In Note 18 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purpose of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our second quarter and first half 2026 key metrics for the Company, compared to a year ago.

	Second Quarter				First Half
	2025	2026	H / (L)		2025	2026	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$6.3	$4.3		$(2.0)	$10.0	$5.7		$(4.3)
Revenue ($M)	50,184	48,296	(4)%		90,843	91,549	1%
Net Income/(Loss) ($M)	(36)	(1,327)		$(1,291)	435	1,221		$786
Net Income/(Loss) Margin (%)	(0.1)%	(2.7)%	(2.7) ppts		0.5%	1.3%	0.9	ppts
EPS (Diluted)	$(0.01)	$(0.33)		$(0.32)	$0.11	$0.30		$0.19

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$2.8	$2.1		$(0.7)	$1.3	$0.2		$(1.1)
Company Adj. EBIT ($M)	2,140	2,503	363		3,159	5,991	2,832
Company Adj. EBIT Margin (%)	4.3%	5.2%	0.9	ppts	3.5%	6.5%	3.1	ppts
Adjusted EPS (Diluted)	$0.37	$0.42		$0.05	$0.51	$1.08		$0.57
Adjusted ROIC (Trailing Four Quarters)	10.1%	13.2%	3.1	ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the second quarter of 2026, our diluted earnings/(loss) per share of Common and Class B Stock was a loss of $0.33, and our diluted adjusted earnings per share was $0.42.

Net income/(loss) margin was negative 2.7% in the second quarter of 2026, down 2.7 percentage points from a year ago. Company adjusted EBIT margin was 5.2% in the second quarter of 2026, up 0.9 percentage points from a year ago.

The table below shows the details of our second quarter and first half 2026 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	Second Quarter			First Half
	2025	2026	H / (L)	2025	2026	H / (L)
Ford Blue	$661	$1,135	$474	$757	$3,077	$2,320
Ford Model e	(1,329)	(919)	410	(2,178)	(1,696)	482
Ford Pro	2,318	1,718	(600)	3,627	3,403	(224)
Ford Credit	645	757	112	1,225	1,540	315
Corporate Other	(155)	(188)	(33)	(272)	(333)	(61)
Company Adjusted EBIT (a)	2,140	2,503	363	3,159	5,991	2,832
Interest on Debt	(297)	(357)	(60)	(585)	(707)	(122)
Special Items	(1,302)	(4,179)	(2,877)	(1,412)	(4,405)	(2,993)
Taxes / Noncontrolling Interests	(577)	706	1,283	(727)	342	1,069
Net Income/(Loss)	$(36)	$(1,327)	$(1,291)	$435	$1,221	$786
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $1,291 million in net income is primarily explained by higher special item charges, as described on page 36, offset partially by lower taxes. The year-over-year increase of $363 million in Company adjusted EBIT in the second quarter of 2026 primarily reflects higher Ford Blue and Model e EBIT and improved Ford Credit EBT, offset partially by lower Ford Pro EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide second quarter and first half 2026 key metrics and the change in second quarter 2026 EBIT compared with second quarter 2025 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

Ford Blue Segment

	Second Quarter				First Half
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000) (a)	696	639	(57)		1,284	1,223	(61)
Revenue ($M)	$25,784	$26,068	$284		$46,781	$49,926	$3,145
EBIT ($M)	661	1,135	474		757	3,077	2,320
EBIT Margin (%)	2.6%	4.4%	1.8	ppts	1.6%	6.2%	4.5	ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 97,000 units in Q2 2025 and 82,000 units in Q2 2026).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2025 EBIT	$661
Volume / Mix	269
Net Pricing	162
Cost	(390)
Exchange	209
Other	224
Second Quarter 2026 EBIT	$1,135

In the second quarter of 2026, Ford Blue’s wholesales decreased 8% from a year ago, primarily reflecting the end of production of the Escape in North America and Focus in Europe and the impact of the Middle East conflict, offset partially by higher utility wholesales, including Expedition, Explorer, and Bronco. Second quarter 2026 revenue increased 1%, driven by favorable mix, exchange, and net pricing, offset partially by lower wholesales.

Ford Blue’s second quarter 2026 EBIT was $1,135 million, an increase of $474 million from a year ago, with an EBIT margin of 4.4%. The higher EBIT primarily reflects improved market factors, favorable exchange, lower regulatory compliance expense, and higher parts and accessories profit, offset partially by higher cost. The improved market factors reflect favorable product mix and higher net pricing, offset partially by lower volume. The higher cost primarily reflects higher commodity prices and temporary sourcing costs associated with the disruption in aluminum supply, offset partially by lower tariffs (excluding temporary Novelis-related).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Second Quarter				First Half
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000)	60	28	(32)		91	62	(29)
Revenue ($M)	$2,357	$1,026	$(1,331)		$3,599	$2,258	$(1,341)
EBIT ($M)	(1,329)	(919)	410		(2,178)	(1,696)	482
EBIT Margin (%)	(56.4)%	(89.6)%	(33.2)	ppts	(60.5)%	(75.1)%	(14.6)	ppts

Change in EBIT by Causal Factor (in millions)
Second Quarter 2025 EBIT	$(1,329)
Volume / Mix	263
Net Pricing	(13)
Cost	184
Exchange	(12)
Other	(12)
Second Quarter 2026 EBIT	$(919)

In the second quarter of 2026, Ford Model e’s wholesales decreased 53% from a year ago, primarily reflecting the right-sizing of Mustang Mach-E production to market demand and discontinuation of the F-150 Lightning. Second quarter 2026 revenue decreased 56%, driven by lower wholesales.

Ford Model e’s second quarter 2026 EBIT loss was $919 million, a $410 million improvement from a year ago, with an EBIT margin of negative 89.6%. The improved EBIT primarily reflects lower losses on Gen-1 products, including lower volume and a favorable one-time adjustment related to a multi-year supply agreement, offset partially by higher warranty expenses.

Ford Pro Segment

	Second Quarter				First Half
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000) (a)	429	372	(57)		781	688	(93)
Revenue ($M)	$18,797	$17,790	$(1,007)		$33,978	$32,513	$(1,465)
EBIT ($M)	2,318	1,718	(600)		3,627	3,403	(224)
EBIT Margin (%)	12.3%	9.7%	(2.7)	ppts	10.7%	10.5%	(0.2)	ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 21,000 units in Q2 2025 and 18,000 units in Q2 2026).

Change in EBIT by Causal Factor (in millions)
Second Quarter 2025 EBIT	$2,318
Volume / Mix	(507)
Net Pricing	52
Cost	(194)
Exchange	(12)
Other	61
Second Quarter 2026 EBIT	$1,718

In the second quarter of 2026, Ford Pro’s wholesales decreased 13% from a year ago, primarily reflecting the end of production of the Escape in North America for fleet customers (including daily rental), lower wholesales as a result of the aluminum supply disruption, and lower Ranger wholesales in Europe. Second quarter 2026 revenue decreased 5%, reflecting lower wholesales, offset partially by favorable mix and exchange.

Ford Pro’s second quarter 2026 EBIT was $1,718 million, a decrease of $600 million from a year ago as we continue to recover from the temporary disruption in aluminum supply, with an EBIT margin of 9.7%. The lower EBIT was primarily driven by the lower volume, higher commodity prices, and temporary sourcing costs associated with the disruption in aluminum supply. Favorable mix and net pricing, lower tariffs (excluding temporary Novelis-related), lower regulatory compliance expense, and higher parts and accessories profit were partial offsets.

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

The tables below provide second quarter and first half 2026 key metrics and the change in second quarter 2026 EBT compared with second quarter 2025 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Second Quarter			First Half
Key Metrics	2025	2026	H / (L)	2025	2026	H / (L)
Total Net Receivables ($B)	$143.7	$143.2	$(0.5)
Loss-to-Receivables (bps) (a)	48	52	4	56	62	6
Auction Values (b)	$32,335	$32,365	0.1%	$31,845	$32,005	0.5%
EBT ($M)	645	757	$112	1,225	1,540	$315
ROE (%)	14.9%	29.1%	14.2 ppts	13.6%	23.6%	10.0 ppts

Other Balance Sheet Metrics
Debt ($B)	$137.4	$137.3	$(0.1)
Net Liquidity ($B)	27.0	27.4	0.4
Financial Statement Leverage (to 1)	9.4	9.4	—
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease second quarter auction values at Q2 2026 mix and YTD amounts at YTD 2026 mix.

Change in EBT by Causal Factor (in millions)
Second Quarter 2025 EBT	$645
Volume / Mix	20
Financing Margin	54
Credit Loss	(34)
Lease Residual	26
Exchange	7
Other	39
Second Quarter 2026 EBT	$757

Ford Credit’s total net receivables of $143.2 billion were 0.3% lower than a year ago, explained primarily by lower non-consumer financing, exchange, and lower consumer financing, offset partially by a larger operating lease portfolio. The second quarter 2026 U.S. loss-to-receivables ratio of 52 basis points increased from a year ago, primarily reflecting higher repossessions and higher severities. U.S. auction values remain stable year over year.

Ford Credit’s second quarter 2026 EBT of $757 million was $112 million higher than a year ago, explained primarily by improved financing margin, net favorable items included in Other, and higher volume and mix. Included in Other is the non-recurrence of a charge related to U.K. commissions redress, offset partially by a decrease in favorable derivative market valuation adjustments.

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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and realized and unrealized gains and losses on our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the second quarter of 2026, Corporate Other had a $188 million EBIT loss, compared to a $155 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $357 million in the second quarter of 2026, $60 million higher than a year ago, which includes the impact of our assumption of the DOE loan from BOSK.

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2026 was a benefit of $711 million and $350 million, respectively, resulting in an effective tax rate of 35.0% for the second quarter and negative 39.8% for the first half. These rates were driven by a benefit of $273 million in the second quarter resulting from the recognition of a U.S. Qualified Opportunity Zone tax incentive, which was treated as a special item. The first half rate was also driven by a benefit resulting from a tax law change in the United Kingdom.

Our second quarter and first half 2026 adjusted effective tax rates, which exclude special items, were 20.5% and 16.6%, respectively.

During the third quarter of 2026, we anticipate recognizing a tax benefit of up to $200 million, resulting from legal entity restructuring of our South American operations. The benefit is expected to be treated as a special item.

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

At June 30, 2026, total cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $31.6 billion.

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

Company excluding Ford Credit

	December 31, 2025	June 30, 2026
Balance Sheets ($B)
Company Cash	28.7	$22.3
Liquidity	49.8	43.4
Debt (excluding finance leases)	(21.0)	(22.6)
Cash Net of Debt (excluding finance leases) (a)	7.7	(0.3)

Pension Funded Status ($B) (b)
Funded Plans	$3.7	$4.2
Unfunded Plans	(3.9)	(3.7)
Total Global Pension	$(0.2)	$0.5

Total Funded Status OPEB	$(4.4)	$(4.3)
__________
(a)June 30, 2026 includes assumption of the DOE loan from BOSK.
(b)Balances at June 30, 2026 reflect net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At June 30, 2026, we had Company cash of $22.3 billion and liquidity of $43.4 billion. At June 30, 2026, about 86% of Company cash was held by consolidated entities domiciled in the United States.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in our offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of June 30, 2026, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, total approximately $6.4 billion based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

As market conditions dictate, we have entered, and may in the future enter, into additional offtake agreements with raw material suppliers or renegotiate existing agreements. For additional discussion of the risks related to our offtake agreements and other long-term purchase contracts, see Item 1A. Risk Factors in our 2025 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of June 30, 2026, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $68 million. The amount settled through the SCF program during the first half of 2026 was $491 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Second Quarter		First Half
	2025	2026	2025	2026
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$1.5	$1.7	$1.9	$4.5

Capital spending	$(2.1)	$(2.4)	$(3.8)	$(4.7)
Depreciation and tooling amortization	1.3	1.2	2.5	2.3
Net spending	$(0.8)	$(1.2)	$(1.3)	$(2.4)

Receivables	$(1.7)	$(0.1)	$(2.2)	$(0.9)
Inventory	1.2	(0.4)	(1.4)	(1.7)
Trade Payables	0.8	1.0	3.4	2.3
Changes in working capital	$0.3	$0.6	$(0.3)	$(0.3)

Ford Credit distributions	$0.5	$0.9	$0.7	$1.9
Interest on debt and cash taxes	(0.4)	(0.6)	(0.9)	(1.0)
All other and timing differences	1.8	0.6	1.2	(2.4)
Company adjusted free cash flow (a)	$2.8	$2.1	$1.3	$0.2

Restructuring	$0.2	$(0.1)	$0.1	$(0.8)
Changes in debt excluding finance lease payments	(0.7)	0.1	(0.7)	(2.1)
Finance lease payments	—	—	(0.1)	(0.1)
Funded pension contributions	(0.3)	(0.1)	(0.5)	(0.3)
Shareholder distributions	(0.6)	(0.6)	(1.8)	(1.5)
All other	(0.1)	(1.0)	1.4	(1.8)
Change in cash	$1.3	$0.3	$(0.1)	$(6.4)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our second quarter 2026 Net cash provided by/(used in) operating activities was $4.3 billion, $2.0 billion lower than a year ago (see page 61 for additional information). The decrease primarily reflects lower net income and lower Ford Credit operating cash flows, offset partially by higher working capital. Company adjusted free cash flow was $2.1 billion, $0.7 billion lower than a year ago, primarily driven by unfavorable timing differences and higher net spending and tax and interest payments. Higher Ford Credit distributions, working capital, and Company adjusted EBIT excluding Ford Credit were partial offsets.

Capital spending was $2.4 billion in the second quarter of 2026, an increase of $0.3 billion from a year ago. We continue to expect full year 2026 capital spending to be in the range of $9.5 billion to $10.5 billion.

Second quarter 2026 working capital impact was $0.6 billion, driven by higher trade payables, offset partially by higher inventory and higher receivables, each compared to March 31, 2026. All other and timing differences were $0.6 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the second quarter of 2026, we contributed $148 million to our global funded pension plans. We continue to expect to contribute about $550 million to our global funded pension plans in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Shareholder distributions were $0.6 billion in the second quarter of 2026, all of which was attributable to our regular dividend.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at June 30, 2026 were $23.7 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, $3.0 billion of our delayed draw term loan facility, and $2.7 billion of local credit facilities. At June 30, 2026, $2.3 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, 364-day, and delayed draw term loan credit facilities was available.

Our corporate, supplemental, and 364-day revolving credit facilities were amended as of April 15, 2026 to extend the maturity dates of the commitments under each facility. Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 13, 2029 and $10.1 billion of commitments maturing on April 15, 2031. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on April 13, 2029. Lenders under our 364-day revolving credit facility have $2.5 billion of commitments maturing on April 14, 2027.

Our delayed draw term loan facility was also amended as of April 15, 2026 to extend the available draw period for the $3.0 billion of commitments to December 31, 2026. Any unused commitments shall automatically terminate after December 31, 2026, and any loans drawn under the facility will mature on December 31, 2028.

The sustainability-linked targets previously included in the corporate, supplemental, and 364-day credit agreements were removed as part of the April 2026 amendments and the applicable margin and facility fees under those facilities will no longer be adjusted based on whether Ford achieves, or fails to achieve, certain sustainability-linked targets.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at June 30, 2026, Company debt excluding Ford Credit was $23.6 billion (including $1.0 billion of finance leases). This balance is $1.7 billion higher than at December 31, 2025, primarily reflecting our assumption of the DOE loan from BOSK in May 2026, offset partially by the repayment of the principal amount of our 0.00% Convertible Senior Notes due March 15, 2026 in the first quarter.

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

Ford Credit’s leverage is calculated separately as described in the “Liquidity and Capital Resources - Ford Credit Segment” section of Item 2. Ford Credit is self-funding and its debt, which is used to fund its operations, is separate from our Company debt excluding Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the second quarter of 2026 with $27.4 billion of liquidity, up $2.8 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $19 billion of public term issuances through July 27, 2026.

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

The following table shows funding for Ford Credit’s net receivables (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Funding Structure
Term unsecured debt	$63.1	$63.4	$64.2
Term asset-backed securities	55.7	59.5	55.9
Retail Deposits / Ford Interest Advantage	18.6	18.5	17.2
Other	0.3	(0.6)	(0.2)
Equity	14.5	14.8	14.6
Cash	(8.5)	(9.3)	(8.5)
Total Net Receivables	$143.7	$146.3	$143.2

Securitized Funding as Percent of Total Debt	40.5%	42.0%	40.7%

Net receivables of $143.2 billion at June 30, 2026 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.7% as of June 30, 2026.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2024 and 2025, planned issuances for full year 2026, and its global public term funding issuances through July 27, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through July 27
Unsecured	$17	$13	$ 12 - 15	$9
Securitizations (a)	16	13	$ 14 - 16	10
Total public	$33	$26	$ 26 - 31	$19
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2026, Ford Credit now projects full year public term funding in the range of $26 billion to $31 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Liquidity Sources (a)
Cash	$8.5	$9.3	$8.5
Committed asset-backed facilities	42.8	43.6	42.9
Other unsecured credit facilities	1.7	1.5	1.3
Total liquidity sources	$53.0	$54.4	$52.7

Utilization of Liquidity (a)
Securitization and restricted cash	$(2.9)	$(3.0)	$(2.9)
Committed asset-backed facilities	(22.9)	(26.4)	(22.4)
Other unsecured credit facilities	(0.3)	(0.6)	(0.4)
Total utilization of liquidity	$(26.1)	$(30.0)	$(25.7)

Available liquidity	$26.9	$24.4	$27.0
Other adjustments	0.1	0.2	0.4
Net liquidity available for use	$27.0	$24.6	$27.4
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2026, Ford Credit’s net liquidity available for use was $27.4 billion, $2.8 billion higher than year-end 2025, reflecting strong access to public funding markets. At June 30, 2026, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $52.7 billion, down $1.7 billion from year-end 2025, primarily explained by lower cash and committed asset-backed facilities.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Leverage Calculation
Debt	$137.4	$141.4	$137.3
Equity (a)	14.5	14.8	14.6
Financial statement leverage (to 1)	9.4	9.6	9.4
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At June 30, 2026, Ford Credit’s financial statement leverage was 9.4:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of June 30, 2026, our total Company pension overfunded status reported on our consolidated balance sheets was $501 million and reflects the net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	June 30, 2025	June 30, 2026
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$3.2	$(7.4)
Add: Noncontrolling interest	—	—
Less: Income tax	(1.2)	4.7
Add: Cash tax	(0.7)	(0.7)
Less: Interest on debt	(1.2)	(1.4)
Less: Total pension/OPEB income/(cost)	(0.1)	(0.8)
Add: Pension/OPEB service costs	(0.5)	(0.4)
Net operating profit/(loss) after cash tax	$4.4	$(11.0)
Less: Special items (excl. pension/OPEB) pre-tax	(2.7)	(19.8)
Adjusted net operating profit/(loss) after cash tax	$7.1	$8.7

Invested Capital
Equity	$45.1	$35.8
Debt (excl. Ford Credit)	20.3	23.6
Net pension and OPEB liability	4.3	3.8
Invested capital (end of period)	$69.7	$63.1
Average invested capital	$70.2	$65.9

ROIC (a)	6.3%	(16.7)%
Adjusted ROIC (Non-GAAP) (b)	10.1%	13.2%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

We provided 2026 Company guidance in our earnings release furnished on Form 8-K dated July 28, 2026.  The guidance is based on our expectations and best estimates as of July 28, 2026, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our guidance does not include potential impacts of a significant escalation in the Middle East or a material downturn in the U.S. economy, which could have a substantial impact on industry demand. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including future or revised tariffs or related offsets, that have not been announced or tariffs or other policy changes that may be announced by other governments after the date hereof. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2025 Form 10-K Report and as updated by our subsequent filings with the SEC.

2026 Guidance
Total Company
Adjusted EBIT (a)	$10.0 - $11.0 billion
Adjusted Free Cash Flow (a)	$6.0 - $7.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full-year 2026, we now expect adjusted EBIT of $10.0 billion to $11.0 billion and adjusted free cash flow of $6.0 billion to $7.0 billion.

On a segment basis we expect:

•Ford Pro EBIT of $7.0 billion to $7.5 billion
•Ford Blue EBIT of $5.0 billion to $5.5 billion
•Ford Model e EBIT loss of about $4.0 billion
•Ford Credit EBT of above $2.5 billion

Our outlook for 2026 assumes:

•U.S. SAAR of 16.0 million to 16.5 million
•U.S. industry pricing up about 0.5%
•A net $1.0 billion improvement from the Novelis recovery, which includes about $1.5 billion of temporary costs (including tariffs)
•Commodity headwinds of just above $2.0 billion, largely due to higher aluminum pricing driven by global supply constraints. This excludes Novelis-related aluminum costs.
•A $1.0 billion improvement in material costs and warranty reductions (primarily coverages)
•An incremental investment of about $1.0 billion in Model e to support the ramp of our Universal EV platform and Ford Energy
•IEEPA cash recovery of about $0.5 billion in 2026

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Second Quarter		First Half
	2025	2026	2025	2026
Net income/(loss) attributable to Ford (GAAP)	$(36)	$(1,327)	$435	$1,221
Income/(Loss) attributable to noncontrolling interests	7	5	9	8
Net income/(loss)	$(29)	$(1,322)	$444	$1,229
Less: (Provision for)/Benefit from income taxes	(570)	711	(718)	350
Income/(Loss) before income taxes	$541	$(2,033)	$1,162	$879
Less: Special items pre-tax	(1,302)	(4,179)	(1,412)	(4,405)
Income/(Loss) before special items pre-tax	$1,843	$2,146	$2,574	$5,284
Less: Interest on debt	(297)	(357)	(585)	(707)
Adjusted EBIT (Non-GAAP)	$2,140	$2,503	$3,159	$5,991

Memo:
Revenue ($B)	$50.2	$48.3	$90.8	$91.5
Net income/(loss) margin (GAAP) (%)	(0.1)%	(2.7)%	0.5%	1.3%
Adjusted EBIT margin (Non-GAAP) (%)	4.3%	5.2%	3.5%	6.5%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	Second Quarter		First Half
	2025	2026	2025	2026
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$(36)	$(1,327)	$435	$1,221
Less: Impact of pre-tax and tax special items	(1,535)	(3,027)	(1,616)	(3,177)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,499	$1,700	$2,051	$4,398

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,980	3,987	3,974	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	45	79	44	80
Diluted shares	4,025	4,066	4,018	4,069

Earnings/(Loss) per share – diluted (GAAP) (a)	$(0.01)	$(0.33)	$0.11	$0.30
Less: Net impact of adjustments	(0.38)	(0.75)	(0.40)	(0.78)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.37	$0.42	$0.51	$1.08
_________
(a)    In the second quarter of 2025 and 2026, there were 45 million and 79 million shares, respectively, excluded from the calculation of diluted earnings/(loss) per share, due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Second Quarter		First Half
	2025	2026	2025	2026	Memo: FY 2025
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$541	$(2,033)	$1,162	$879	$(11,830)
Less: Impact of special items	(1,302)	(4,179)	(1,412)	(4,405)	(17,356)
Adjusted earnings before taxes (Non-GAAP)	$1,843	$2,146	$2,574	$5,284	$5,526

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$(570)	$711	$(718)	$350	$3,668
Less: Impact of special items	(233)	1,152	(204)	1,228	4,775
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(337)	$(441)	$(514)	$(878)	$(1,107)

Tax Rate (%)
Effective tax rate (GAAP)	105.4%	35.0%	61.8%	(39.8)%	31.0%
Adjusted effective tax rate (Non-GAAP)	18.3%	20.5%	20.0%	16.6%	20.0%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Second Quarter		First Half
	2025	2026	2025	2026
Net cash provided by/(used in) operating activities (GAAP)	$6,317	$4,345	$9,996	$5,661

Less: Items not included in company adjusted free cash flows
Ford Credit operating cash flows	$2,517	$2,047	$6,623	$5,384
Funded pension contributions	(281)	(148)	(515)	(326)
Restructuring (including separations) (a)	(46)	(107)	(209)	(841)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	—	33
Other, net	(144)	(957)	(285)	(1,498)

Add: Items included in company adjusted free cash flows
Company excluding Ford Credit capital spending	$(2,054)	$(2,357)	$(3,844)	$(4,714)
Ford Credit distributions	500	925	700	1,875
Settlement of derivatives	109	16	110	150
Company adjusted free cash flow (Non-GAAP)	$2,826	$2,094	$1,348	$220
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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended June 30, 2026
	Second Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$44,891	$3,405	$48,296
Total costs and expenses	44,900	2,758	47,658
Operating income/(loss)	(9)	647	638
Interest expense on Company debt excluding Ford Credit	357	—	357
Other income/(loss), net	353	96	449
Equity in net income/(loss) of affiliated companies	(2,777)	14	(2,763)
Income/(Loss) before income taxes	(2,790)	757	(2,033)
Provision for/(Benefit from) income taxes	(393)	(318)	(711)
Net income/(loss)	(2,397)	1,075	(1,322)
Less: Income/(Loss) attributable to noncontrolling interests	5	—	5
Net income/(loss) attributable to Ford Motor Company	$(2,402)	$1,075	$(1,327)

	For the period ended June 30, 2026
	First Half
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$84,710	$6,839	$91,549
Total costs and expenses	83,018	5,564	88,582
Operating income/(loss)	1,692	1,275	2,967
Interest expense on Company debt excluding Ford Credit	707	—	707
Other income/(loss), net	984	238	1,222
Equity in net income/(loss) of affiliated companies	(2,630)	27	(2,603)
Income/(Loss) before income taxes	(661)	1,540	879
Provision for/(Benefit from) income taxes	(140)	(210)	(350)
Net income/(loss)	(521)	1,750	1,229
Less: Income/(Loss) attributable to noncontrolling interests	8	—	8
Net income/(loss) attributable to Ford Motor Company	$(529)	$1,750	$1,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	June 30, 2026
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$10,177	$8,426	$—	$18,603
Marketable securities	11,943	788	—	12,731
Ford Credit finance receivables, net	—	45,451	—	45,451
Trade and other receivables, net	8,617	9,263	—	17,880
Inventories	16,946	—	—	16,946
Other assets	4,558	1,322	—	5,880
Receivable from other segments	1,063	1,930	(2,993)	—
Total current assets	53,304	67,180	(2,993)	117,491

Ford Credit finance receivables, net	—	59,418	—	59,418
Net investment in operating leases	1,646	27,637	—	29,283
Net property	39,614	344	—	39,958
Equity in net assets of affiliated companies	2,615	143	—	2,758
Deferred income taxes	22,073	1,034	—	23,107
Other assets	11,619	1,897	—	13,516
Receivable from other segments	51	—	(51)	—
Total assets	$130,922	$157,653	$(3,044)	$285,531
Liabilities
Payables	$26,074	$938	$—	$27,012
Other liabilities and deferred revenue	27,022	2,562	—	29,584
Debt payable within one year	4,381	46,956	—	51,337
Payable to other segments	2,946	47	(2,993)	—
Total current liabilities	60,423	50,503	(2,993)	107,933

Other liabilities and deferred revenue	29,273	1,292	—	30,565
Long-term debt	19,238	90,392	—	109,630
Deferred income taxes	827	821	—	1,648
Payable to other segments	—	51	(51)	—
Total liabilities	$109,761	$143,059	$(3,044)	$249,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended June 30, 2026
	First Half
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$(521)	$1,750	$—	$1,229
Depreciation and tooling amortization	2,328	1,420	—	3,748
Other amortization	31	(922)	—	(891)
Disposition of investment in BOSK non-cash charges	2,930	—	—	2,930
Provision for credit and insurance losses	(4)	363	—	359
Pension and OPEB expense/(income)	(27)	—	—	(27)
Equity method investment (earnings)/losses and impairments in excess of dividends received	(92)	(15)	—	(107)
Foreign currency adjustments	(206)	(18)	—	(224)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(9)	5	—	(4)
Stock compensation	203	8	—	211
Provision for/(Benefit from) deferred income taxes	(537)	(344)	—	(881)
Decrease/(Increase) in finance receivables (wholesale and other)	—	1,217	—	1,217
Decrease/(Increase) in intersegment receivables/payables	(496)	496	—	—
Decrease/(Increase) in accounts receivable and other assets	(1,070)	(179)	—	(1,249)
Decrease/(Increase) in inventory	(1,713)	—	—	(1,713)
Increase/(Decrease) in accounts payable and accrued and other liabilities	678	(101)	—	577
Other	604	(118)	—	486
Interest supplements and residual value support to Ford Credit	(1,822)	1,822	—	—
Net cash provided by/(used in) operating activities	$277	$5,384	$—	$5,661
Cash flows from investing activities
Capital spending	$(4,714)	$(44)	$—	$(4,758)
Acquisitions of finance receivables and operating leases	—	(25,196)	—	(25,196)
Collections of finance receivables and operating leases	—	23,598	—	23,598
Purchases of marketable securities and other investments	(2,974)	(160)	—	(3,134)
Sales and maturities of marketable securities and other investments	5,287	145	—	5,432
Settlements of derivatives	150	(67)	—	83
Other	(43)	—	—	(43)
Investing activity (to)/from other segments	1,875	—	(1,875)	—
Net cash provided by/(used in) investing activities	$(419)	$(1,724)	$(1,875)	$(4,018)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,206)	$—	$—	$(1,206)
Purchases of common stock	(311)	—	—	(311)
Net changes in short-term debt	186	(1,941)	—	(1,755)
Proceeds from issuance of long-term debt	1	24,463	—	24,464
Payments of long-term debt	(2,341)	(25,023)	—	(27,364)
Other	(138)	(60)	—	(198)
Financing activity to/(from) other segments	—	(1,875)	1,875	—
Net cash provided by/(used in) financing activities	$(3,809)	$(4,436)	$1,875	$(6,370)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(58)	$(69)	$—	$(127)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At June 30, 2026, total equity attributable to Ford was $35.7 billion, a decrease of $0.3 billion compared with December 31, 2025. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$1.2
Shareholder distributions (a)	(1.5)
Other comprehensive income/(loss), net	(0.1)
Common stock issued (including share-based compensation impacts)	0.1
Other	—
Total	$(0.3)
_______
(a)Includes cash dividends, dividend equivalents, and anti-dilutive share repurchases.

U.S. Sales by Type. The following table shows second quarter 2026 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	9,746	5,623
Hybrid Vehicles	53,163	46,981
Internal Combustion Vehicles	486,291	467,815
Total Vehicles	549,200	520,419

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of June 30, 2026, was an asset of $42 million, compared with an asset of $1 million as of December 31, 2025. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.7 billion at June 30, 2026, compared with $3.0 billion at December 31, 2025.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of June 30, 2026, was an asset of $91 million, compared with an asset of $177 million at December 31, 2025. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $212 million at June 30, 2026, compared with $192 million at December 31, 2025.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at June 30, 2026, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $67 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 38 of our 2025 Form 10-K Report and page 65 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

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

Versata v. Ford. Plaintiff, Versata Software, LLC, filed a trade secret and breach of contract action against Ford in the United States District Court for the Eastern District of Michigan on February 19, 2015, alleging that Ford misappropriated its trade secrets and breached the parties’ licensing contract. After a trial in October 2022, a jury found Ford liable and awarded plaintiff $105 million in damages. On February 17, 2023, Ford filed a post-trial motion based upon insufficient evidence of plaintiff’s damages. On May 1, 2023, the trial court granted Ford’s post-trial motion and reduced the damages award from $105 million to $3. The revised award represented a nominal award of $1 for each of plaintiff’s three breach of contract claims and no damages for its trade secrets misappropriation claim. On October 26, 2023, plaintiff appealed to the United States Court of Appeals for the Federal Circuit, which issued its decision on May 22, 2026. The Federal Circuit reinstated $82 million of the jury award for breach of contract damages and remanded to the trial court for a new trial on trade secret misappropriation damages. On June 22, 2026, Ford filed a Combined Petition for Panel Rehearing and Rehearing En Banc. The Federal Circuit has not ruled on Ford’s motion. Plaintiff may claim interest on a final damages award from the date of filing.

ITEM 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3.2	By-laws.	Filed as Exhibit 3 to our Current Report on Form 8-K filed December 12, 2025. (a)
Exhibit 10.1	Twenty-Third Amendment dated as of April 15, 2026 to the Credit Agreement dated as of December 15, 2006, as amended and restated as of November 24, 2009, as amended and restated as of April 30, 2014, as amended and restated as of April 30, 2015, as amended and restated as of September 29, 2021. (b)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 15, 2026. (a)
Exhibit 10.2	Eighth Amendment dated as of April 15, 2026 to the Revolving Credit Agreement dated as of April 23, 2019, as amended and restated as of September 29, 2021. (b)	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed April 15, 2026. (a)
Exhibit 10.3	Fifth Amendment dated as of April 15, 2026 to the 364-Day Revolving Credit Agreement dated as of June 23, 2022. (b)	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 15, 2026. (a)
Exhibit 10.4	First Amendment dated as of April 15, 2026 to the Term Loan Credit Agreement dated as of July 28, 2025. (b)	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed April 15, 2026. (a)
Exhibit 10.5	Loan Arrangement and Reimbursement Agreement dated as of May 20, 2026. (b)	Filed as Exhibit 10 to our Current Report on Form 8-K filed May 21, 2026. (a)
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(c)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(c)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(c)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(c)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(c)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(c)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(c)
__________
(a)Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).
(b)Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.
(c)Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ Kyle Crockett
Kyle Crockett, Chief Accounting Officer
(principal accounting officer)

Date:	July 28, 2026