Form 10-Q
period 2026-09-30
FORD MOTOR CO
filed 2026-10-29
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, Ford Motor Company had outstanding 3,922,365,390 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit Index begins on page 69

FORD MOTOR COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	For the periods ended September 30,
	2025	2026	2025	2026
	Third Quarter		First Nine Months
	(unaudited)
Revenues
Company excluding Ford Credit	$47,185	$46,082	$131,550	$130,792
Ford Credit	3,349	3,444	9,827	10,283
Total revenues (Note 3)	50,534	49,526	141,377	141,075

Costs and expenses
Cost of sales	43,411	42,148	122,844	119,675
Selling, administrative, and other expenses	2,740	3,079	7,877	8,570
Ford Credit interest, operating, and other expenses	2,825	2,845	8,268	8,409
Total costs and expenses	48,976	48,072	138,989	136,654
Operating income/(loss)	1,558	1,454	2,388	4,421
Interest expense on Company debt excluding Ford Credit	321	385	906	1,092
Other income/(loss), net (Note 4)	560	922	1,633	2,144
Equity in net income/(loss) of affiliated companies	21	155	(135)	(2,448)
Income/(Loss) before income taxes	1,818	2,146	2,980	3,025
Provision for/(Benefit from) income taxes	(630)	97	88	(253)
Net income/(loss)	2,448	2,049	2,892	3,278
Less: Income/(Loss) attributable to noncontrolling interests	1	—	10	8
Net income/(loss) attributable to Ford Motor Company	$2,447	$2,049	$2,882	$3,270

EARNINGS/(LOSS) PER SHARE ATTRIBUTABLE TO FORD MOTOR COMPANY COMMON AND CLASS B STOCK (Note 6)
Basic income/(loss)	$0.61	$0.51	$0.72	$0.82
Diluted income/(loss)	0.60	0.50	0.72	0.80

Weighted-average shares used in computation of earnings/(loss) per share
Basic shares	3,983	3,990	3,977	3,989
Diluted shares	4,048	4,076	4,026	4,071

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2025	2026	2025	2026
	Third Quarter		First Nine Months
	(unaudited)
Net income/(loss)	$2,448	$2,049	$2,892	$3,278
Other comprehensive income/(loss), net of tax (Note 15)
Foreign currency translation	28	(193)	1,821	(328)
Marketable securities	24	(111)	127	(219)
Derivative instruments	291	(61)	(248)	71
Pension and other postretirement benefits	26	22	65	71
Total other comprehensive income/(loss), net of tax	369	(343)	1,765	(405)
Comprehensive income/(loss)	2,817	1,706	4,657	2,873
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	—	9	8
Comprehensive income/(loss) attributable to Ford Motor Company	$2,816	$1,706	$4,648	$2,865

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	September 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 7)	$23,356	$22,275
Marketable securities (Note 7)	15,131	11,832
Ford Credit finance receivables, net of allowance for credit losses of $261 and $286 (Note 8)	49,130	46,163
Trade and other receivables, less allowances of $108 and $111	15,398	19,456
Inventories (Note 9)	15,285	16,232
Other assets	5,187	5,319
Total current assets	123,487	121,277
Ford Credit finance receivables, net of allowance for credit losses of $650 and $698 (Note 8)	61,449	59,702
Net investment in operating leases	28,540	29,520
Net property	37,288	41,546
Equity in net assets of affiliated companies	2,753	2,888
Deferred income taxes	21,953	23,134
Other assets	13,690	14,417
Total assets	$289,160	$292,484

LIABILITIES
Payables	$25,809	$27,997
Other liabilities and deferred revenue (Note 10 and Note 17)	31,779	30,657
Debt payable within one year (Note 12)
Company excluding Ford Credit	5,550	4,154
Ford Credit	51,752	49,159
Total current liabilities	114,890	111,967
Other liabilities and deferred revenue (Note 10 and Note 17)	30,902	32,044
Long-term debt (Note 12)
Company excluding Ford Credit	16,369	19,535
Ford Credit	89,665	90,234
Deferred income taxes	1,354	1,744
Total liabilities	253,180	255,524

EQUITY
Common Stock, par value $0.01 per share (4,159 million shares issued of 6 billion authorized)	41	42
Class B Stock, par value $0.01 per share (71 million shares issued of 530 million authorized)	1	1
Capital in excess of par value of stock	23,922	24,088
Retained earnings	22,508	23,946
Accumulated other comprehensive income/(loss) (Note 15)	(7,710)	(8,115)
Treasury stock	(2,810)	(3,039)
Total equity attributable to Ford Motor Company	35,952	36,923
Equity attributable to noncontrolling interests	28	37
Total equity	35,980	36,960
Total liabilities and equity	$289,160	$292,484

The following table includes assets to be used to settle liabilities of the consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated balance sheets above.
	December 31, 2025	September 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,510
Ford Credit finance receivables, net	55,773	57,700
Net investment in operating leases	13,572	13,546
Other assets	21	132
LIABILITIES
Other liabilities and deferred revenue	$40	$1
Debt	52,054	51,182

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2025	2026
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$2,892	$3,278
Depreciation and tooling amortization	5,722	5,737
Other amortization	(1,382)	(1,294)
Disposition of investment in BOSK non-cash charges (Note 16)	—	2,930
Provision for credit and insurance losses	477	542
Pension and other postretirement employee benefits (“OPEB”) expense/(income) (Note 11)	277	(287)
Equity method investment (earnings)/losses and impairments in excess of dividends received	312	(206)
Foreign currency adjustments	(2)	(175)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments (Note 4)	(63)	19
Stock compensation	409	324
Provision for/(Benefit from) deferred income taxes	(521)	(825)
Decrease/(Increase) in finance receivables (wholesale and other)	2,605	(977)
Decrease/(Increase) in accounts receivable and other assets	(3,677)	(1,165)
Decrease/(Increase) in inventory	(705)	(1,049)
Increase/(Decrease) in accounts payable and accrued and other liabilities	10,631	3,921
Other	423	315
Net cash provided by/(used in) operating activities	17,398	11,088

Cash flows from investing activities
Capital spending	(6,031)	(7,043)
Acquisitions of finance receivables and operating leases	(40,033)	(38,728)
Collections of finance receivables and operating leases	34,307	34,978
Purchases of marketable securities and other investments	(7,205)	(4,246)
Sales and maturities of marketable securities and other investments	7,506	7,286
Settlements of derivatives	(341)	(4)
Capital contributions to equity method investments	(442)	(35)
Returns of capital from equity method investments (Note 16)	1,701	1
Other	150	(138)
Net cash provided by/(used in) investing activities	(10,388)	(7,929)

Cash flows from financing activities
Cash payments for dividends and dividend equivalents	(2,390)	(1,804)
Purchases of common stock	—	(311)
Net changes in short-term debt	(406)	(1,197)
Proceeds from issuance of long-term debt	36,979	37,994
Payments of long-term debt	(37,541)	(38,635)
Other	(200)	(241)
Net cash provided by/(used in) financing activities	(3,558)	(4,194)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	442	(152)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$3,894	$(1,187)

Cash, cash equivalents, and restricted cash at beginning of period (Note 7)	$23,190	$23,750
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,894	(1,187)
Cash, cash equivalents, and restricted cash at end of period (Note 7)	$27,084	$22,563

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, unaudited)

	Equity Attributable to Ford Motor Company
	Capital Stock	Cap. in Excess of Par Value of Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (Note 15)	Treasury Stock	Total	Equity Attributable to Non-controlling Interests	Total Equity
Balance at December 31, 2024	$42	$23,502	$33,740	$(9,639)	$(2,810)	$44,835	$23	$44,858
Net income/(loss)	—	—	471	—	—	471	2	473
Other comprehensive income/(loss), net	—	—	—	481	—	481	—	481
Common Stock issued (a)	—	60	—	—	—	60	—	60
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.30 per share) (b)	—	—	(1,212)	—	—	(1,212)	—	(1,212)
Balance at March 31, 2025	$42	$23,562	$32,999	$(9,158)	$(2,810)	$44,635	$25	$44,660
Net income/(loss)	—	—	(36)	—	—	(36)	7	(29)
Other comprehensive income/(loss), net	—	—	—	916	—	916	(1)	915
Common Stock issued (a)	—	153	—	—	—	153	—	153
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	(7)	(618)
Balance at June 30, 2025	$42	$23,715	$32,352	$(8,242)	$(2,810)	$45,057	$24	$45,081
Net income/(loss)	—	—	2,447	—	—	2,447	1	2,448
Other comprehensive income/(loss), net	—	—	—	369	—	369	—	369
Common Stock issued (a)	—	132	—	—	—	132	—	132
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(613)	—	—	(613)	—	(613)
Balance at September 30, 2025	$42	$23,847	$34,186	$(7,873)	$(2,810)	$47,392	$25	$47,417

Balance at December 31, 2025	$42	$23,922	$22,508	$(7,710)	$(2,810)	$35,952	$28	$35,980
Net income/(loss)	—	—	2,548	—	—	2,548	3	2,551
Other comprehensive income/(loss), net	—	—	—	(170)	—	(170)	—	(170)
Common Stock issued (a)	1	(7)	—	—	—	(6)	—	(6)
Treasury stock/other	—	(31)	—	—	(229)	(260)	—	(260)
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	—	(611)
Balance at March 31, 2026	$43	$23,884	$24,445	$(7,880)	$(3,039)	$37,453	$31	$37,484
Net income/(loss)	—	—	(1,327)	—	—	(1,327)	5	(1,322)
Other comprehensive income/(loss), net	—	—	—	108	—	108	—	108
Common Stock issued (a)	—	95	—	—	—	95	—	95
Treasury stock/other	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(610)	—	—	(610)	—	(610)
Balance at June 30, 2026	$43	$23,979	$22,508	$(7,772)	$(3,039)	$35,719	$36	$35,755
Net income/(loss)	—	—	2,049	—	—	2,049	—	2,049
Other comprehensive income/(loss), net	—	—	—	(343)	—	(343)	—	(343)
Common Stock issued (a)	—	109	—	—	—	109	—	109
Treasury stock/other	—	—	—	—	—	—	1	1
Dividends and dividend equivalents declared ($0.15 per share) (b)	—	—	(611)	—	—	(611)	—	(611)
Balance at September 30, 2026	$43	$24,088	$23,946	$(8,115)	$(3,039)	$36,923	$37	$36,960
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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE

The following tables disaggregate our revenue by major source for the periods ended September 30 (in millions):

	Third Quarter 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$45,492	$—	$45,492
Used vehicles	687	—	687
Services and other revenue (a)	902	24	926
Revenues from sales and services	47,081	24	47,105

Leasing income	104	1,245	1,349
Financing income	—	2,040	2,040
Insurance income	—	40	40
Total revenues	$47,185	$3,349	$50,534

	Third Quarter 2026
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$44,178	$—	$44,178
Used vehicles	843	—	843
Services and other revenue (a)	995	27	1,022
Revenues from sales and services	46,016	27	46,043

Leasing income	66	1,388	1,454
Financing income	—	1,993	1,993
Insurance income	—	36	36
Total revenues	$46,082	$3,444	$49,526

	First Nine Months 2025
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$126,561	$—	$126,561
Used vehicles	2,152	—	2,152
Services and other revenue (a)	2,589	61	2,650
Revenues from sales and services	131,302	61	131,363

Leasing income	248	3,552	3,800
Financing income	—	6,094	6,094
Insurance income	—	120	120
Total revenues	$131,550	$9,827	$141,377

	First Nine Months 2026
	Company excluding Ford Credit	Ford Credit	Consolidated
Vehicles, parts, and accessories	$124,558	$—	$124,558
Used vehicles	3,093	—	3,093
Services and other revenue (a)	2,920	68	2,988
Revenues from sales and services	130,571	68	130,639

Leasing income	221	4,108	4,329
Financing income	—	5,990	5,990
Insurance income	—	117	117
Total revenues	$130,792	$10,283	$141,075
__________
(a)Includes extended service contract revenue.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. REVENUE (Continued)

The amount of consideration we receive and revenue we recognize on our vehicles, parts, and accessories varies with changes in return rights, marketing incentives we offer to our customers and their customers, and other pricing adjustments. Estimates of marketing incentives and other pricing adjustments are based on our expectation of retail and fleet sales volumes, mix of products to be sold, competitor actions, and incentive programs to be offered. Customer acceptance of products and programs, as well as other market conditions, will affect these estimates. As a result of changes in our estimate of variable consideration (e.g., marketing incentives), we recorded an increase related to revenue recognized in prior periods of $163 million in the third quarter of 2025 and a de minimis amount in the third quarter of 2026.

We had a balance of $6.2 billion and $6.6 billion of unearned revenue associated primarily with outstanding extended service contracts reported in Other liabilities and deferred revenue at December 31, 2025 and September 30, 2026, respectively. We expect to recognize approximately $600 million of the unearned amount in the remainder of 2026, $1.9 billion in 2027, and $4.1 billion thereafter. We recognized $525 million and $565 million of unearned amounts from prior years as revenue during the third quarter of 2025 and 2026, respectively, and $1.5 billion and $1.7 billion during the first nine months of 2025 and 2026, respectively.

Amounts paid to dealers to obtain extended service contracts are deferred and recorded as Other assets. Our deferred cost balances were $307 million and $272 million as of December 31, 2025 and September 30, 2026, respectively. We recognized $27 million and $25 million of amortization during the third quarter of 2025 and 2026, respectively, and $79 million and $85 million during the first nine months of 2025 and 2026, respectively.

NOTE 4. OTHER INCOME/(LOSS)

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Net periodic pension and OPEB income/(cost), excluding service cost (Note 11)	$19	$357	$44	$584
Investment-related interest income	379	329	1,098	938
Interest income/(expense) on income taxes	(7)	(8)	(23)	(20)
Realized and unrealized gains/(losses) on cash equivalents, marketable securities, and other investments	20	(23)	63	(19)
Royalty income	121	91	335	300
Other	28	176	116	361
Total	$560	$922	$1,633	$2,144

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

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2026 was a provision of $97 million and a benefit of $253 million, respectively, resulting in an effective tax rate of 4.5% for the third quarter and negative 8.4% for the first nine months. These rates were driven by a benefit of $179 million in the third quarter resulting from legal entity restructuring of our South American operations. The first nine months rate was also driven by a benefit resulting from the recognition of a U.S. Qualified Opportunity Zone tax incentive and a tax law change in the United Kingdom.

NOTE 6. CAPITAL STOCK AND EARNINGS/(LOSS) PER SHARE

Earnings/(Loss) Per Share Attributable to Ford Motor Company Common and Class B Stock

Basic and diluted earnings/(loss) per share were calculated using the following (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Net income/(loss) attributable to Ford Motor Company	$2,447	$2,049	$2,882	$3,270

Basic and Diluted Shares
Basic shares (average shares outstanding)	3,983	3,990	3,977	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	65	86	49	82
Diluted shares	4,048	4,076	4,026	4,071

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities were as follows (in millions):

		December 31, 2025
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$1,649	$70	$1,719
U.S. government agencies	2	610	400	1,010
Non-U.S. government and agencies	2	1,300	1,082	2,382
Corporate debt	2	1,404	780	2,184
Total marketable securities classified as cash equivalents		4,963	2,332	7,295
Cash, time deposits, and money market funds		9,123	6,938	16,061
Total cash and cash equivalents		$14,086	$9,270	$23,356

Marketable securities
U.S. government	1	$3,817	$224	$4,041
U.S. government agencies	2	1,319	—	1,319
Non-U.S. government and agencies	2	2,043	91	2,134
Corporate debt	2	6,755	269	7,024
Other marketable securities	2	413	200	613
Total marketable securities		$14,347	$784	$15,131

Restricted cash		$251	$107	$358

Cash, cash equivalents, and restricted cash - held for sale		$36	$—	$36

		September 30, 2026
	Fair Value Level	Company excluding Ford Credit	Ford Credit	Consolidated
Cash and cash equivalents
U.S. government	1	$300	$103	$403
U.S. government agencies	2	2,027	50	2,077
Non-U.S. government and agencies	2	1,299	352	1,651
Corporate debt	2	337	739	1,076
Total marketable securities classified as cash equivalents		3,963	1,244	5,207
Cash, time deposits, and money market funds		10,061	7,007	17,068
Total cash and cash equivalents		$14,024	$8,251	$22,275

Marketable securities
U.S. government	1	$2,457	$223	$2,680
U.S. government agencies	2	1,027	—	1,027
Non-U.S. government and agencies	2	1,553	94	1,647
Corporate debt	2	5,671	266	5,937
Other marketable securities	2	356	185	541
Total marketable securities		$11,064	$768	$11,832

Restricted cash		$184	$104	$288

Cash, cash equivalents, and restricted cash - held for sale		$—	$—	$—

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The cash equivalents and marketable securities accounted for as available-for-sale (“AFS”) securities were as follows (in millions):

	December 31, 2025
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$3,724	$25	$(2)	$3,747	$356	$3,391	$—
U.S. government agencies	1,358	6	(8)	1,356	460	892	4
Non-U.S. government and agencies	1,958	12	(8)	1,962	553	1,400	9
Corporate debt	8,065	65	(1)	8,129	2,925	5,200	4
Other marketable securities	385	3	—	388	2	357	29
Total	$15,490	$111	$(19)	$15,582	$4,296	$11,240	$46

	September 30, 2026
					Fair Value of Securities with Contractual Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Within 1 Year	After 1 Year through 5 Years	After 5 Years
Company excluding Ford Credit
U.S. government	$2,417	$—	$(36)	$2,381	$444	$1,937	$—
U.S. government agencies	1,049	—	(21)	1,028	281	747	—
Non-U.S. government and agencies	1,590	—	(39)	1,551	244	1,307	—
Corporate debt	6,068	3	(92)	5,979	655	5,314	10
Other marketable securities	331	—	(2)	329	—	289	40
Total	$11,455	$3	$(190)	$11,268	$1,624	$9,594	$50

Sales proceeds and gross realized gains/losses from the sale of AFS securities for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Company excluding Ford Credit
Sales proceeds	$736	$1,481	$4,177	$5,301
Gross realized gains	3	4	12	19
Gross realized losses	—	3	4	5

We determine credit losses on AFS debt securities using the specific identification method. During the first nine months of 2026, we did not recognize any credit losses. Unrealized losses on securities are due to changes in interest rates and market liquidity.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows, were as follows (in millions):

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$23,356	$22,275
Restricted cash (a)	358	288
Cash, cash equivalents, and restricted cash - held for sale	36	—
Total cash, cash equivalents, and restricted cash	$23,750	$22,563
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

Ford Credit finance receivables, net were as follows (in millions):

	December 31, 2025	September 30, 2026
Consumer
Retail installment contracts, gross	$80,467	$77,788
Finance leases, gross	9,274	8,945
Retail financing, gross	89,741	86,733
Unearned interest supplements	(4,486)	(3,866)
Consumer finance receivables	85,255	82,867
Non-Consumer
Dealer financing	26,235	23,982
Non-Consumer finance receivables	26,235	23,982
Total recorded investment	$111,490	$106,849

Recorded investment in finance receivables	$111,490	$106,849
Allowance for credit losses	(911)	(984)
Total finance receivables, net	$110,579	$105,865

Current portion	$49,130	$46,163
Non-current portion	61,449	59,702
Total finance receivables, net	$110,579	$105,865

Net finance receivables subject to fair value (a)	$101,822	$97,465
Fair value (b)	102,499	96,851
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Ford Credit’s finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2025 and 2026 was $146 million and $152 million, respectively, and for the first nine months of 2025 and 2026 was $431 million and $459 million, respectively, and is included in Ford Credit revenues on our consolidated income statements.

At December 31, 2025 and September 30, 2026, accrued interest was $314 million and $287 million, respectively, which we report in Other assets in the current assets section of our consolidated balance sheets.

Included in the recorded investment in finance receivables at December 31, 2025 and September 30, 2026 were consumer receivables of $43.8 billion and $44.9 billion, respectively, and non-consumer receivables of $20.3 billion and $20.3 billion, respectively, (including Ford Blue, Ford Model e, and Ford Pro receivables sold to Ford Credit, which we report in Trade and other receivables) that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

The credit quality analysis of consumer receivables at September 30, 2026 and gross charge-offs during the first nine months of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31 - 60 days past due	$60	$93	$172	$234	$213	$100	$872	1.0%
Greater than 60 days past due	24	34	60	82	77	35	312	0.4
Total past due	84	127	232	316	290	135	1,184	1.4
Current	1,184	3,292	9,077	19,391	25,891	22,848	81,683	98.6
Total	$1,268	$3,419	$9,309	$19,707	$26,181	$22,983	$82,867	100.0%

Gross charge-offs	$44	$67	$120	$167	$123	$17	$538

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

The credit quality analysis of dealer financing receivables at September 30, 2026 and gross charge-offs during the first nine months of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year							Wholesale Loans
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total		Total	Percent
Group I	$262	$28	$152	$78	$161	$249	$930	$18,972	$19,902	83.0%
Group II	45	2	12	47	23	27	156	3,215	3,371	14.0
Group III	6	—	—	—	2	6	14	672	686	2.9
Group IV	—	—	—	1	1	—	2	21	23	0.1
Total (a)	$313	$30	$164	$126	$187	$282	$1,102	$22,880	$23,982	100.0%

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$14	$14
__________
(a)Total past due dealer financing receivables at September 30, 2026 were $7 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 8. FORD CREDIT FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2025			First Nine Months 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$885	$5	$890	$860	$4	$864
Charge-offs	(177)	1	(176)	(490)	(13)	(503)
Recoveries	48	—	48	133	—	133
Provision for credit losses	134	1	135	374	15	389
Other (a)	—	—	—	13	1	14
Ending balance	$890	$7	$897	$890	$7	$897

	Third Quarter 2026			First Nine Months 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$953	$15	$968	$902	$9	$911
Charge-offs	(180)	(9)	(189)	(538)	(14)	(552)
Recoveries	45	—	45	139	5	144
Provision for credit losses	169	4	173	485	10	495
Other (a)	(13)	—	(13)	(14)	—	(14)
Ending balance	$974	$10	$984	$974	$10	$984
__________
(a)    Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

NOTE 9. INVENTORIES

Inventories were as follows (in millions):

	December 31, 2025	September 30, 2026
Raw materials, work-in-process, and supplies	$6,020	$6,269
Finished products	9,265	9,963
Total inventories	$15,285	$16,232

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10. OTHER LIABILITIES AND DEFERRED REVENUE

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	September 30, 2026
Current
Dealer and dealers’ customer allowances and claims	$15,293	$14,852
Deferred revenue	4,489	4,058
Employee benefit plans	3,507	2,932
Accrued interest	1,453	1,458
Operating lease liabilities	567	551
OPEB (a)	331	329
Pension (a)	228	227
Other (b)	5,911	6,250
Total current other liabilities and deferred revenue	$31,779	$30,657

Non-current
Dealer and dealers’ customer allowances and claims	$12,136	$12,986
Deferred revenue	5,360	5,782
OPEB (a)	4,031	3,920
Pension (a)	3,701	3,388
Operating lease liabilities	1,835	1,800
Employee benefit plans	792	834
Other (b)	3,047	3,334
Total non-current other liabilities and deferred revenue	$30,902	$32,044
__________
(a)Balances at September 30, 2026 reflect pension and OPEB liabilities at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025. Included in Other assets are pension assets of $3.7 billion and $4.7 billion at December 31, 2025 and September 30, 2026, respectively.
(b)Includes current derivative liabilities of $0.5 billion and $0.6 billion at December 31, 2025 and September 30, 2026, respectively. Includes non-current derivative liabilities of $0.5 billion and $1.4 billion at December 31, 2025 and September 30, 2026, respectively (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 11. RETIREMENT BENEFITS

Defined Benefit Plans - Expense

The pre-tax net periodic benefit cost/(income) for our defined benefit pension and OPEB plans for the periods ended September 30 were as follows (in millions):

	Third Quarter
	2025			2026
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$53	$51	$5	$53	$39	$5
Interest cost	392	245	55	352	251	49
Expected return on assets	(456)	(297)	—	(448)	(291)	—
Amortization of prior service costs/(credits)	22	7	3	22	6	2
Net remeasurement (gain)/loss	—	—	—	—	(320)	—
Separation costs/other	6	4	—	—	12	—
Settlements and curtailments	—	—	—	—	8	—
Net periodic benefit cost/(income)	$17	$10	$63	$(21)	$(295)	$56

	First Nine Months
	2025			2026
	Pension Benefits		OPEB	Pension Benefits		OPEB
	U.S. Plans	Non-U.S. Plans	Worldwide	U.S. Plans	Non-U.S. Plans	Worldwide
Service cost	$157	$149	$15	$159	$123	$15
Interest cost	1,178	707	165	1,058	751	148
Expected return on assets	(1,369)	(864)	—	(1,346)	(879)	—
Amortization of prior service costs/(credits)	66	19	7	66	18	7
Net remeasurement (gain)/loss	—	(10)	—	—	(509)	—
Separation costs/other	18	39	—	—	75	—
Settlements and curtailments	—	—	—	—	27	—
Net periodic benefit cost/(income)	$50	$40	$187	$(63)	$(394)	$170

The service cost component is included in Cost of sales and Selling, administrative, and other expenses. Other components of net periodic benefit cost/(income) are included in Other income/(loss), net on our consolidated income statements.

Pension Plan Contributions

During 2026, we continue to expect to contribute about $550 million of cash to our global funded pension plans. We also expect to make about $400 million of benefit payments to participants in unfunded plans. In the first nine months of 2026, we contributed $483 million to our global funded pension plans and made $289 million of benefit payments to participants in unfunded plans.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. DEBT
The carrying value of Company debt excluding Ford Credit and Ford Credit debt was as follows (in millions):

	December 31, 2025	September 30, 2026
Company excluding Ford Credit
Debt payable within one year
Short-term	$1,355	$1,400
Long-term debt payable within one year
Public unsecured debt securities	1,672	1,500
U.K. Export Finance Program	—	997
Convertible notes (a)	2,300	—
Other debt (including finance leases) (b)	226	265
Unamortized (discount)/premium and issuance costs	(3)	(8)
Total debt payable within one year	5,550	4,154
Long-term debt payable after one year
Public unsecured debt securities	13,087	13,087
U.S. Department of Energy Loan	—	3,805
U.K. Export Finance Program	2,355	1,329
Other debt (including finance leases) (b)	1,210	1,565
Unamortized (discount)/premium and issuance costs	(283)	(251)
Total long-term debt payable after one year	16,369	19,535
Total Company excluding Ford Credit	$21,919	$23,689
Fair value of Company debt excluding Ford Credit (c)	$21,640	$22,363
Ford Credit
Debt payable within one year
Short-term	$18,350	$16,811
Long-term payable within one year
Unsecured debt	13,625	12,785
Asset-backed debt	19,831	19,635
Unamortized (discount)/premium and issuance costs	(18)	(20)
Fair value adjustments (d)	(36)	(52)
Total debt payable within one year	51,752	49,159
Long-term debt payable after one year
Unsecured debt	52,357	55,345
Asset-backed debt	37,741	36,571
Unamortized (discount)/premium and issuance costs	(229)	(232)
Fair value adjustments (d)	(204)	(1,450)
Total long-term debt payable after one year	89,665	90,234
Total Ford Credit	$141,417	$139,393
Fair value of Ford Credit debt (c)	$144,213	$140,725
__________
(a)On March 16, 2026, we settled the principal amount of our $2.3 billion 0.00% Convertible Senior Notes in cash and issued 6.6 million shares of Ford Common Stock held as treasury stock to settle the conversion premium, which were subsequently repurchased as part of our anti-dilutive share repurchase program.
(b)At December 31, 2025 and September 30, 2026, long-term finance leases payable within one year were $136 million and $150 million, respectively, and long-term finance leases payable after one year were $754 million and $1,141 million, respectively.
(c)At December 31, 2025 and September 30, 2026, the fair value of debt includes $1.4 billion and $1.4 billion of Company excluding Ford Credit short-term debt, respectively, and $16.4 billion and $15.2 billion of Ford Credit short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.
(d)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(316) million at December 31, 2025 and September 30, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.1 billion at December 31, 2025 and September 30, 2026, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
Cash flow hedges	2025	2026	2025	2026
Reclassified from AOCI to Cost of sales
Foreign currency exchange contracts (a)	$(23)	$6	$72	$3
Commodity contracts (b)	—	36	10	123
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	(45)	—	(137)	(14)
Fair value changes on hedging instruments	34	(861)	598	(1,226)
Fair value changes on hedged debt	(33)	832	(576)	1,188
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(23)	(15)	(66)	(41)
Fair value changes on hedging instruments	(14)	(193)	490	(433)
Fair value changes on hedged debt	(1)	189	(476)	422
Derivatives not designated as hedging instruments
Foreign currency exchange contracts (c)	(55)	23	(64)	(13)
Cross-currency interest rate swap contracts	(49)	(45)	299	(119)
Interest rate contracts	—	173	(63)	265
Commodity contracts	—	23	22	51
Total	$(209)	$168	$109	$206
__________
(a)For the third quarter and first nine months of 2025, a $331 million gain and a $274 million loss, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2026, a $73 million loss and a $156 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(b)For the third quarter and first nine months of 2025, a $30 million gain and a $38 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax. For the third quarter and first nine months of 2026, a $35 million gain and a $75 million gain, respectively, were reported in Other comprehensive income/(loss), net of tax.
(c)For the third quarter and first nine months of 2025, a $61 million loss and a $65 million gain, respectively, were reported in Cost of sales, and a $6 million gain and a $129 million loss, respectively, were reported in Other income/(loss), net. For the third quarter and first nine months of 2026, a $20 million loss and a $132 million loss, respectively, were reported in Cost of sales, and a $43 million gain and a $119 million gain, respectively, were reported in Other income/(loss), net.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			September 30, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges
Foreign currency exchange contracts	$17,750	$98	$114	$13,998	$231	$117
Commodity contracts	940	122	—	1,066	80	10
Fair value hedges
Interest rate contracts	18,582	374	220	22,167	6	879
Cross-currency interest rate swap contracts	4,158	383	5	6,330	166	217
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	24,934	150	180	23,600	159	214
Cross-currency interest rate swap contracts	7,121	379	28	6,257	191	70
Interest rate contracts	87,293	364	619	86,290	826	704
Commodity contracts	803	56	1	967	29	24
Total derivative financial instruments, gross (a) (b)	$161,581	$1,926	$1,167	$160,675	$1,688	$2,235

Current portion		$634	$643		$641	$875
Non-current portion		1,292	524		1,047	1,360
Total derivative financial instruments, gross		$1,926	$1,167		$1,688	$2,235
__________
(a)At December 31, 2025 and September 30, 2026, we held collateral of $5 million and $50 million, respectively, and we posted collateral of $102 million and $139 million, respectively.
(b)At December 31, 2025 and September 30, 2026, the fair value of assets and liabilities available for counterparty netting was $814 million and $1,033 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with a non-U.S. dollar functional currency. The designated balance of $828 million at September 30, 2026 is reported in Ford Credit debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, the gains and losses would be reclassified to Other income/(loss), net. For the third quarter and first nine months of 2026, a $3 million gain and a $39 million gain, respectively, were recognized in Foreign currency translation, a component of Other comprehensive income/(loss), net of tax, and no amount was reclassified to income.

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

The following table summarizes the activities (primarily hourly and salaried worker separation programs in Europe, which are expected to be substantially complete by the end of 2027) for the periods ended September 30, which are recorded in Other liabilities and deferred revenue (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Beginning balance	$1,050	$924	$1,098	$1,457
Changes in accruals (a)	316	98	414	493
Payments	(35)	(104)	(280)	(999)
Foreign currency translation and other	4	(2)	103	(35)
Ending balance	$1,335	$916	$1,335	$916
__________
(a)Excludes pension costs of $4 million and $20 million in the third quarter of 2025 and 2026, respectively, and $39 million and $102 million in the first nine months of 2025 and 2026, respectively.

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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balances for each component of accumulated other comprehensive income/(loss) attributable to Ford Motor Company for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Foreign currency translation
Beginning balance	$(5,105)	$(5,013)	$(6,899)	$(4,878)
Gains/(Losses) on foreign currency translation	36	(60)	1,762	(247)
Less: Tax/(Tax benefit) (a)	8	133	(64)	88
Net gains/(losses) on foreign currency translation	28	(193)	1,826	(335)
(Gains)/Losses reclassified from AOCI to net income (b)	—	—	(4)	7
Other comprehensive income/(loss), net of tax (c)	28	(193)	1,822	(328)
Ending balance	$(5,077)	$(5,206)	$(5,077)	$(5,206)

Marketable securities
Beginning balance	$53	$(27)	$(50)	$81
Gains/(Losses) on available for sale securities	34	(143)	173	(273)
Less: Tax/(Tax benefit)	8	(34)	40	(65)
Net gains/(losses) on available for sale securities	26	(109)	133	(208)
(Gains)/Losses reclassified from AOCI to net income	(3)	(1)	(8)	(14)
Less: Tax/(Tax benefit)	(1)	1	(2)	(3)
Net (gains)/losses reclassified from AOCI to net income (b)	(2)	(2)	(6)	(11)
Other comprehensive income/(loss), net of tax	24	(111)	127	(219)
Ending balance	$77	$(138)	$77	$(138)

Derivative instruments
Beginning balance	$(262)	$94	$277	$(38)
Gains/(Losses) on derivative instruments	361	(39)	(236)	219
Less: Tax/(Tax benefit)	88	(10)	(51)	52
Net gains/(losses) on derivative instruments	273	(29)	(185)	167
(Gains)/Losses reclassified from AOCI to net income	23	(42)	(82)	(126)
Less: Tax/(Tax benefit)	5	(10)	(19)	(30)
Net (gains)/losses reclassified from AOCI to net income (d)	18	(32)	(63)	(96)
Other comprehensive income/(loss), net of tax	291	(61)	(248)	71
Ending balance	$29	$33	$29	$33

Pension and other postretirement benefits
Beginning balance	$(2,928)	$(2,826)	$(2,967)	$(2,875)
Amortization and recognition of prior service costs/(credits)	32	30	92	91
Less: Tax/(Tax benefit)	7	7	22	23
Net prior service costs/(credits) reclassified from AOCI to net income	25	23	70	68
Translation effect on non-U.S. plans	1	(1)	(5)	3
Other comprehensive income/(loss), net of tax	26	22	65	71
Ending balance	$(2,902)	$(2,804)	$(2,902)	$(2,804)

Total AOCI ending balance at September 30	$(7,873)	$(8,115)	$(7,873)	$(8,115)
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
(d)Reclassified to Cost of sales. During the next twelve months, we expect to reclassify an existing net gain on cash flow hedges of $117 million (see Note 13).

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. VARIABLE INTEREST ENTITIES

Certain of our affiliates are VIEs in which we are not the primary beneficiary. Our maximum exposure to any potential losses associated with these unconsolidated affiliates is limited to our equity investments, accounts receivable, loans, and guarantees and was $5.2 billion and $298 million at December 31, 2025 and September 30, 2026, respectively. At December 31, 2025, the guarantee exposure was related to certain debt at our unconsolidated affiliates, which included amounts outstanding as well as potential future draws up to a maximum amount of $4.9 billion related to certain obligations of our VIEs (see Note 17). At September 30, 2026, such amount was $0. The decrease in maximum exposure from December 31, 2025 is primarily related to BOSK, which is no longer a VIE of Ford, as discussed below.

In July 2022, Ford, SK On Co., Ltd. (“SK On”), and SK Battery America, Inc. (“SKBA,” a wholly owned subsidiary of SK On) completed the creation of BOSK, a 50/50 joint venture formed to build and operate an EV battery plant in Tennessee and two EV battery plants in Kentucky to supply batteries to Ford and Ford affiliates. Upon its formation, BOSK was a VIE of which we were not the primary beneficiary, and we used the equity method of accounting for our investment. In December 2024, BOSK entered into a loan agreement with the DOE of up to $9.6 billion (the “BOSK DOE Loan”). In conjunction with the loan agreement, Ford agreed to guarantee its 50% share of BOSK’s payment obligations under the BOSK DOE Loan. After its draws on the BOSK DOE Loan, BOSK distributed $3.1 billion (including $1.7 billion in the first nine months of 2025) to Ford as returns of capital.

In December 2025, Ford, SK On, SKBA, and BOSK entered into a Joint Venture Disposition Agreement (“JVDA”), and in May 2026, closing on the transactions contemplated by the JVDA occurred.

Upon closing, Ford’s membership interest in BOSK was redeemed in full, Ford’s obligation to make further capital contributions to BOSK was terminated, and Ford was released from its 50% guarantee of BOSK’s payment obligations under the BOSK DOE Loan. We also acquired from BOSK assets with a fair value of $0.9 billion, including two plants located in Kentucky and related fixed assets, received cash of $0.1 billion, and assumed certain liabilities, including a $3.8 billion promissory note payable to DOE related to the Kentucky plant for which advances were made under the BOSK DOE Loan. (For more information on Ford’s DOE loan, see Note 12.) The acquisition of the Kentucky plants and the related fixed assets and the assumption of debt represented non-cash investing and financing activities.

During the second quarter of 2026, we recognized charges of $2.9 billion in Equity in net income/(loss) of affiliated companies reflecting the amount by which the value of the liabilities assumed exceeded the value of the assets acquired in exchange for the redemption of our interest in BOSK. Also, in the second quarter of 2026, we recognized charges of $0.7 billion in Cost of sales related to settlement of pre-existing claims of $0.5 billion and a non-cash write down of fixed assets of $0.2 billion.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, litigation and claims, and warranty and field service actions.

Guarantees and Indemnifications

Financial Guarantees. Financial guarantees and indemnifications are recorded at fair value at their inception. Subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The maximum potential payments for financial guarantees were $5.4 billion and $0.5 billion at December 31, 2025 and September 30, 2026, respectively. See Note 16 for additional information. The carrying value of recorded liabilities related to financial guarantees was $92 million at December 31, 2025 and de minimis at September 30, 2026.

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

Non-Financial Guarantees. Non-financial guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the probable amount of payment is recorded. The maximum potential payments and carrying values of recorded liabilities related to non-financial guarantees were de minimis at both December 31, 2025 and September 30, 2026.

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

The estimate of our future warranty and field service action costs, net of estimated supplier recoveries, for the periods ended September 30 was as follows (in millions):

	First Nine Months
	2025	2026
Beginning balance	$14,032	$17,190
Payments made during the period	(4,248)	(4,580)
Changes in accrual related to warranties issued during the period	5,130	4,671
Changes in accrual related to pre-existing warranties	1,688	447
Foreign currency translation and other	(18)	(29)
Ending balance	$16,584	$17,699

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
∘ Jiangling Motors Corporation, Ltd. (“JMC”)
∘ AutoAlliance (Thailand) Co., Ltd. (“AAT”)

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)	Total
Third Quarter 2025
External revenues	$28,018	$1,783	$17,378	$3,349	$6	$50,534
Intersegment revenues (b)	11,368	121	—	—	(11,489)	—
Total revenues	$39,386	$1,904	$17,378	$3,349	$(11,483)	$50,534
Other segment items (c)	37,846	3,314	15,393	2,718
Segment EBIT/EBT	$1,540	$(1,410)	$1,985	$631		$2,746
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(160)
Interest on debt (excludes $1,802 of Ford Credit interest on debt)						(321)
Special items (d)						(447)
Income/(Loss) before income taxes						$1,818

Other Segment Disclosures
Depreciation and tooling amortization	$811	$151	$347	$642	$24	$1,975
Investment-related interest income	49	—	16	92	222	379
Equity in net income/(loss) of affiliated companies	48	(54)	109	13	(95)	21
Cash outflow for capital spending	1,237	821	12	26	29	2,125
Total assets	63,878	17,437	4,499	160,559	54,617	300,990

Third Quarter 2026
External revenues	$27,079	$1,223	$17,772	$3,444	$8	$49,526
Intersegment revenues (b)	11,318	49	—	—	(11,367)	—
Total revenues	$38,397	$1,272	$17,772	$3,444	$(11,359)	$49,526
Other segment items (c)	37,005	2,330	16,107	2,641
Segment EBIT/EBT	$1,392	$(1,058)	$1,665	$803		$2,802
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other						(144)
Interest on debt (excludes $1,741 of Ford Credit interest on debt)						(385)
Special items (e)						(127)
Income/(Loss) before income taxes						$2,146

Other Segment Disclosures
Depreciation and tooling amortization	$778	$66	$374	$753	$18	$1,989
Investment-related interest income	52	1	17	75	184	329
Equity in net income/(loss) of affiliated companies	33	(2)	104	13	7	155
Cash outflow for capital spending	1,287	942	12	26	18	2,285
Total assets	66,034	9,619	3,538	160,807	52,486	292,484

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. SEGMENT INFORMATION (Continued)

Key financial information for the periods ended or at September 30 was as follows (in millions):

	Ford Blue	Ford Model e	Ford Pro	Ford Credit	Unallocated Amounts and Eliminations (a)		Total
First Nine Months 2025
External revenues	$74,799	$5,382	$51,356	$9,827	$13		$141,377
Intersegment revenues (b)	35,500	429	—	—	(35,929)		—
Total revenues	$110,299	$5,811	$51,356	$9,827	$(35,916)		$141,377
Other segment items (c)	108,002	9,399	45,744	7,971
Segment EBIT/EBT	$2,297	$(3,588)	$5,612	$1,856			$6,177
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(432)
Interest on debt (excludes $5,351 of Ford Credit interest on debt)							(906)
Special items (f)							(1,859)
Income/(Loss) before income taxes							$2,980

Other Segment Disclosures
Depreciation and tooling amortization	$2,304	$443	$1,044	$1,875	$56		$5,722
Investment-related interest income	147	2	46	274	629		1,098
Equity in net income/(loss) of affiliated companies	162	(91)	245	36	(487)		(135)
Cash outflow for capital spending	3,287	2,534	35	88	87		6,031

First Nine Months 2026
External revenues	$77,005	$3,481	$50,285	$10,283	$21		$141,075
Intersegment revenues (b)	32,295	228	—	—	(32,523)		—
Total revenues	$109,300	$3,709	$50,285	$10,283	$(32,502)		$141,075
Other segment items (c)	104,831	6,463	45,217	7,940
Segment EBIT/EBT	$4,469	$(2,754)	$5,068	$2,343			$9,126
Reconciliation of Segment EBIT/EBT
Unallocated amounts:
Corporate Other							(477)
Interest on debt (excludes $5,153 of Ford Credit interest on debt)							(1,092)
Special items (g)							(4,532)
Income/(Loss) before income taxes							$3,025

Other Segment Disclosures
Depreciation and tooling amortization	$2,269	$159	$1,059	$2,173	$77		$5,737
Investment-related interest income	156	2	51	225	504		938
Equity in net income/(loss) of affiliated companies	150	(9)	241	40	(2,870)	(h)	(2,448)
Cash outflow for capital spending	3,896	2,988	30	70	59		7,043
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
(d)Primarily reflects restructuring actions in Europe and our share of asset impairments and other expenses at an equity method investment.
(e)Primarily reflects continued charges related to the EV cancellations announced in December 2025, legal matter(s), and ongoing restructuring actions in Europe, offset partially by pension and OPEB remeasurement.
(f)Primarily reflects a field service action for fuel injectors, our share of equity method investment asset impairments and write downs and other expenses, charges related to the cancellation of a previously planned all-electric three-row SUV program and resulting actions, and ongoing restructuring actions in Europe.
(g)Primarily reflects BOSK JV disposition (see Note 16), charges related to the EV program cancellations previously announced in December 2025, and ongoing restructuring actions in Europe, offset partially by pension and OPEB remeasurements.
(h)Primarily reflects BOSK JV disposition (see Note 16).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Trade Policy and Tariffs

As of September 30, 2026, we expect to receive about $2.2 billion related to tariff reimbursements from the federal government and suppliers and as offsets to Company payment obligations to suppliers attributable to tariff actions taken by the U.S. government since March 2025.

Although we have started to receive reimbursements from the federal government, including about $500 million in the third quarter of 2026 related to the International Emergency Economic Powers Act (“IEEPA”) and tariff rulings from the United States Supreme Court and the Court of International Trade in the first quarter of 2026, the timing for our receipt of these reimbursements is uncertain and is subject to changes in trade policy.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see Item 1A. Risk Factors and “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” in Item 7 in our 2025 Form 10-K Report.

Production and Supply Chain

As previously disclosed, in September 2025 and November 2025, fires at a Novelis Inc. plant in New York disrupted operations at the facility. Novelis is a major aluminum supplier to Ford, and since the initial fire occurred, we worked closely with Novelis to address the situation. We also sought mitigating actions to minimize disruptions to our operations, including temporarily sourcing an alternative supply of aluminum. Although the ultimate impact on Ford depends on a number of factors, in the third quarter of 2026, we began to partially recover the production we lost subsequent to the fires.

For more information regarding the impact of the Novelis fires on our business, see the Outlook section on page 55 of this 10-Q Report.

See Item 1A. Risk Factors in our 2025 Form 10-K Report for additional discussion of the risks related to disruptions to Ford’s and Ford’s suppliers’ production and operations.

Electric Vehicle Market

In December 2025, we announced our decision to rationalize our EV manufacturing capacity and product roadmap, including cancelling three previously planned EVs and ending production of the current generation F-150 Lightning EV. Related to the foregoing, in the third quarter of 2026, we recorded $175 million of charges to be paid in cash, primarily related to contractual commitments related to those programs. As previously disclosed, we may incur additional expenses and cash expenditures related to these actions, which we now expect to be about $500 million (on a pre-tax basis). We will recognize those charges in the quarter they are incurred as a special item.

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

In the third quarter of 2026, the net income attributable to Ford Motor Company was $2,049 million, and Company adjusted EBIT was $2,658 million.

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

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Restructuring (by Geography)
Europe	$(332)	$(78)	$(382)	$(438)
Subtotal Restructuring	$(332)	$(78)	$(382)	$(438)
Other Items
EV program cancellations announced in December 2025	$—	$(175)	$—	$(759)
BOSK JV disposition	—	(19)	—	(3,631)
All-electric three-row SUV program cancellation and resulting actions	(13)	(1)	(385)	43
Fuel injector field service action	(1)	—	(572)	—
Ford share of equity method investment’s asset impairment / other	(74)	—	(275)	—
Ford share of BOSK’s asset write-down / other	(23)	—	(216)	—
Legal Matter(s)	—	(154)	—	(154)
Subtotal Other Items	$(111)	$(349)	$(1,448)	$(4,501)
Pension and OPEB Gain/(Loss)
Pension and OPEB remeasurement	$—	$320	$10	$509
Pension settlements, curtailments, and separations costs	(4)	(20)	(39)	(102)
Subtotal Pension and OPEB Gain/(Loss)	$(4)	$300	$(29)	$407
Total EBIT Special Items	$(447)	$(127)	$(1,859)	$(4,532)

Provision for/(Benefit from) tax special items (a)	$(1,074)	$(198)	$(870)	$(1,426)
__________
(a)Includes related tax effect on special items and tax special items.

We recorded $127 million of pre-tax special item charges in the third quarter of 2026, primarily reflecting continued charges related to the EV program cancellations previously announced in December 2025, legal matter(s), and ongoing restructuring actions in Europe. Pension and OPEB remeasurement was a partial offset.

We recorded a $198 million benefit from tax special items in the third quarter of 2026, primarily reflecting a $179 million benefit resulting from legal entity restructuring of our South American operations.

In Note 18 of the Notes to the Financial Statements, special items are reflected as a separate reconciling item, as opposed to being allocated among our segments. This reflects the fact that management excludes these items from its review of operating segment results for purposes of measuring segment profitability and allocating resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
COMPANY KEY METRICS

The table below shows our third quarter and first nine months of 2026 key metrics for the Company, compared to a year ago.

	Third Quarter				First Nine Months
	2025	2026	H / (L)		2025	2026	H / (L)
GAAP Financial Measures
Cash Flows from Operating Activities ($B)	$7.4	$5.4		$(2.0)	$17.4	$11.1		$(6.3)
Revenue ($M)	50,534	49,526	(2)%		141,377	141,075	—%
Net Income/(Loss) ($M)	2,447	2,049		$(398)	2,882	3,270		$388
Net Income/(Loss) Margin (%)	4.8%	4.1%	(0.7)	ppts	2.0%	2.3%	0.3	ppts
EPS (Diluted)	$0.60	$0.50		$(0.10)	$0.72	$0.80		$0.08

Non-GAAP Financial Measures (a)
Company Adj. Free Cash Flow ($B)	$4.3	$4.7		$0.4	$5.7	$4.9		$(0.8)
Company Adj. EBIT ($M)	2,586	2,658	72		5,745	8,649	2,904
Company Adj. EBIT Margin (%)	5.1%	5.4%	0.3	ppts	4.1%	6.1%	2.1	ppts
Adjusted EPS (Diluted)	$0.45	$0.49		$0.04	$0.96	$1.57		$0.61
Adjusted ROIC (Trailing Four Quarters)	10.1%	13.3%	3.2	ppts
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

In the third quarter of 2026, our diluted earnings per share of Common and Class B Stock was $0.50, and our diluted adjusted earnings per share was $0.49.

Net income/(loss) margin was 4.1% in the third quarter of 2026, down 0.7 percentage points from a year ago. Company adjusted EBIT margin was 5.4% in the third quarter of 2026, up 0.3 percentage points from a year ago.

The table below shows the details of our third quarter and first nine months of 2026 net income/(loss) attributable to Ford and Company adjusted EBIT (in millions).

	Third Quarter			First Nine Months
	2025	2026	H / (L)	2025	2026	H / (L)
Ford Blue	$1,540	$1,392	$(148)	$2,297	$4,469	2,172
Ford Model e	(1,410)	(1,058)	352	(3,588)	(2,754)	834
Ford Pro	1,985	1,665	(320)	5,612	5,068	(544)
Ford Credit	631	803	172	1,856	2,343	487
Corporate Other	(160)	(144)	16	(432)	(477)	(45)
Company Adjusted EBIT (a)	2,586	2,658	72	5,745	8,649	2,904
Interest on Debt	(321)	(385)	(64)	(906)	(1,092)	(186)
Special Items	(447)	(127)	320	(1,859)	(4,532)	(2,673)
Taxes / Noncontrolling Interests	629	(97)	(726)	(98)	245	343
Net Income/(Loss)	$2,447	$2,049	$(398)	$2,882	$3,270	$388
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.

The year-over-year decrease of $398 million in net income is primarily explained by higher taxes (including lower benefits from tax special items), offset partially by lower special item charges, as described on page 36. The year-over-year increase of $72 million in Company adjusted EBIT in the third quarter of 2026 primarily reflects improved Model e EBIT and Ford Credit EBT, offset partially by lower Ford Pro EBIT and Ford Blue EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The tables below and on the following pages provide third quarter and first nine months of 2026 key metrics and the change in third quarter 2026 EBIT compared with third quarter 2025 by causal factor for each of our Ford Blue, Ford Model e, and Ford Pro segments. For a description of these causal factors, see Definitions and Information Regarding Ford Blue, Ford Model e, and Ford Pro Causal Factors.

Ford Blue Segment

	Third Quarter				First Nine Months
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000) (a)	733	657	(76)		2,016	1,880	(137)
Revenue ($M)	$28,018	$27,079	$(938)		$74,799	$77,005	$2,207
EBIT ($M)	1,540	1,392	(148)		2,297	4,469	2,172
EBIT Margin (%)	5.5%	5.1%	(0.4)	ppts	3.1%	5.8%	2.7	ppts
__________
(a)Includes Ford and Lincoln brand and JMC brand vehicles produced and sold in China by our unconsolidated affiliates (about 90,000 units in Q3 2025 and 70,000 units in Q3 2026).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2025 EBIT	$1,540
Volume / Mix	(84)
Net Pricing	(53)
Cost	(209)
Exchange	97
Other	101
Third Quarter 2026 EBIT	$1,392

In the third quarter of 2026, Ford Blue’s wholesales decreased 10% from a year ago, primarily reflecting the end of production of the Escape and Corsair in North America and Focus in Europe as well as, to a lesser extent, the impact of the Middle East conflict within the region. Third quarter 2026 revenue decreased 3%, driven by lower wholesales, offset partially by favorable mix and exchange.

Ford Blue’s third quarter 2026 EBIT was $1,392 million, a decrease of $148 million from a year ago, with an EBIT margin of 5.1%. The lower EBIT primarily reflects lower volume and higher cost, offset partially by favorable product mix and exchange and lower regulatory compliance expense. The higher cost is primarily driven by higher commodity prices and temporary sourcing costs (including related tariffs) associated with the disruption in Novelis aluminum supply, offset partially by lower tariffs (excluding temporary Novelis-related).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Model e Segment

	Third Quarter				First Nine Months
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000)	50	34	(16)		141	97	(44)
Revenue ($M)	$1,783	$1,223	$(561)		$5,382	$3,481	$(1,901)
EBIT ($M)	(1,410)	(1,058)	352		(3,588)	(2,754)	834
EBIT Margin (%)	(79.1)%	(86.5)%	(7.4)	ppts	(66.7)%	(79.1)%	(12.4)	ppts

Change in EBIT by Causal Factor (in millions)
Third Quarter 2025 EBIT	$(1,410)
Volume / Mix	188
Net Pricing	170
Cost	(65)
Exchange	(49)
Other	108
Third Quarter 2026 EBIT	$(1,058)

In the third quarter of 2026, Ford Model e’s wholesales decreased 31% from a year ago, primarily reflecting discontinuation of the F-150 Lightning and the right-sizing of Mustang Mach-E production to market demand. Third quarter 2026 revenue decreased 31%, driven by lower wholesales and unfavorable mix, offset partially by favorable net pricing.

Ford Model e’s third quarter 2026 EBIT loss was $1,058 million, a $352 million improvement from a year ago, with an EBIT margin of negative 86.5%. The improved EBIT primarily reflects lower losses on Gen-1 products, including lower volume and favorable net pricing, offset partially by higher investment cost on next generation products and Ford Energy.

Ford Pro Segment

	Third Quarter				First Nine Months
Key Metrics	2025	2026	H / (L)		2025	2026	H / (L)
Wholesale Units (000) (a)	373	358	(15)		1,154	1,046	(108)
Revenue ($M)	$17,378	$17,772	$394		$51,356	$50,285	$(1,071)
EBIT ($M)	1,985	1,665	(320)		5,612	5,068	(544)
EBIT Margin (%)	11.4%	9.4%	(2.1)	ppts	10.9%	10.1%	(0.8)	ppts
__________
(a)Includes Ford brand vehicles produced and sold by our unconsolidated affiliate Ford Otosan in Türkiye (about 23,000 units in Q3 2025 and 13,000 units in Q3 2026).

Change in EBIT by Causal Factor (in millions)
Third Quarter 2025 EBIT	$1,985
Volume / Mix	107
Net Pricing	(3)
Cost	(462)
Exchange	(50)
Other	88
Third Quarter 2026 EBIT	$1,665

In the third quarter of 2026, Ford Pro’s wholesales decreased 4% from a year ago, primarily reflecting the end of production of the Escape in North America for fleet customers (including daily rental) and lower Ranger and Transit wholesales. Higher Super Duty and F-150 wholesales were a partial offset, as we began to recover the lost production from the Novelis fires. Third quarter 2026 revenue increased 2%, primarily reflecting favorable product mix.

Ford Pro’s third quarter 2026 EBIT was $1,665 million, a decrease of $320 million from a year ago, with an EBIT margin of 9.4%. The lower EBIT was driven by higher costs, primarily reflecting higher commodity prices, the Super Duty Oakville launch, and temporary sourcing costs (including related tariffs) associated with the disruption in Novelis aluminum supply, offset partially by lower tariffs (excluding temporary Novelis-related). Favorable product mix and lower regulatory compliance expense were partial offsets.

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

The tables below provide third quarter and first nine months of 2026 key metrics and the change in third quarter 2026 EBT compared with third quarter 2025 by causal factor for the Ford Credit segment. For a description of these causal factors, see Definitions and Information Regarding Ford Credit Causal Factors.

	Third Quarter			First Nine Months
Key Metrics	2025	2026	H / (L)	2025	2026	H / (L)
Total Net Receivables ($B)	$145.7	$146.1	$0.4
Loss-to-Receivables (bps) (a)	62	67	5	58	64	6
Auction Values (b)	$31,895	$30,945	(3)%	$31,885	$31,600	(1)%
EBT ($M)	631	803	$172	1,856	2,343	$487
ROE (%)	15.1%	18.6%	3.5 ppts	14.1%	22.0%	7.9 ppts

Other Balance Sheet Metrics
Debt ($B)	$140.2	$139.4	$(0.8)
Net Liquidity ($B)	28.1	28.3	0.2
Financial Statement Leverage (to 1)	9.5	9.6	0.1
__________
(a)U.S. retail financing only.
(b)U.S. portfolio off-lease third quarter auction values at Q3 2026 mix and YTD amounts at YTD 2026 mix.

Change in EBT by Causal Factor (in millions)
Third Quarter 2025 EBT	$631
Volume / Mix	27
Financing Margin	(18)
Credit Loss	(38)
Lease Residual	9
Exchange	(2)
Other	194
Third Quarter 2026 EBT	$803

Ford Credit’s total net receivables of $146.1 billion were 0.3% higher than a year ago, explained primarily by a larger operating lease portfolio, offset partially by lower non-consumer and consumer financing and exchange. The third quarter 2026 U.S. loss-to-receivables ratio of 67 basis points increased from a year ago, primarily reflecting higher severities. U.S. auction values decreased year over year, reflecting an increase in industrywide used vehicle supply.

Ford Credit’s third quarter 2026 EBT of $803 million was $172 million higher than a year ago, explained primarily by net favorable items included in Other and higher volume and mix, offset partially by higher credit losses in Europe. Included in Other is an increase in favorable derivative market valuation adjustments and the non-recurrence of a charge related to U.K. commissions redress.

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
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of Ford Credit’s present portfolio, changes in trends in historical used vehicle values, and changes in forward-looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2025 Form 10-K Report

•Lease Residual:
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

Corporate Other primarily includes corporate governance expenses, past service pension and OPEB income and expense, interest income (excluding Ford Credit interest income and interest earned on our extended service contract portfolio) and realized and unrealized gains and losses on our cash, cash equivalents, and marketable securities, and foreign exchange derivatives gains and losses associated with intercompany lending. Corporate governance expenses are primarily administrative, delivering benefit on behalf of the global enterprise, that are not allocated to operating segments. These include expenses related to setting and directing global policy, providing oversight and stewardship, and promoting the Company’s interests. In the third quarter of 2026, Corporate Other had a $144 million EBIT loss, compared to a $160 million EBIT loss a year ago.

Interest on Debt

Interest on Debt, which consists of interest expense on Company debt excluding Ford Credit, was $385 million in the third quarter of 2026, $64 million higher than a year ago, which includes the impact of our assumption of the DOE loan from BOSK in the second quarter of 2026.

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and first nine months of 2026 was a provision of $97 million and a benefit of $253 million, respectively, resulting in an effective tax rate of 4.5% for the third quarter and negative 8.4% for the first nine months. These rates were driven by a benefit of $179 million in the third quarter resulting from legal entity restructuring of our South American operations, which was treated as a special item. The first nine months rate was also driven by a benefit resulting from the recognition of a U.S. Qualified Opportunity Zone tax incentive, which was treated as a special item, and a tax law change in the United Kingdom.

Our third quarter and first nine months 2026 adjusted effective tax rates, which exclude special items, were 13.0% and 15.5%, respectively.

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

At September 30, 2026, total cash, cash equivalents, marketable securities, and restricted cash, including Ford Credit and entities held for sale, was $34.4 billion.

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

Company excluding Ford Credit

	December 31, 2025	September 30, 2026
Balance Sheets ($B)
Company Cash	$28.7	$25.3
Liquidity	49.8	46.4
Debt (excluding finance leases)	(21.0)	(22.4)
Cash Net of Debt (excluding finance leases) (a)	7.7	2.9

Pension Funded Status ($B) (b)
Funded Plans	$3.7	$4.7
Unfunded Plans	(3.9)	(3.6)
Total Global Pension	$(0.2)	$1.1

Total Funded Status OPEB	$(4.4)	$(4.2)
__________
(a)September 30, 2026 includes assumption of the DOE loan from BOSK in the second quarter of 2026.
(b)Balances at September 30, 2026 reflect net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions. For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Liquidity. Our key priority is to maintain a strong balance sheet to withstand potential stress scenarios, while having resources available to invest in and grow our business. At September 30, 2026, we had Company cash of $25.3 billion and liquidity of $46.4 billion. At September 30, 2026, about 85% of Company cash was held by consolidated entities domiciled in the United States.

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

•Operating lease payments (for additional information, see Note 17 of the Notes to the Financial Statements in our 2025 Form 10-K Report)

•Cash effects related to the restructuring of our business

•Strategic acquisitions and investments to grow our business, including electrification

Subject to approval by our Board of Directors, shareholder distributions in the form of dividend payments and/or a share repurchase program (including share repurchases to offset the dilutive effect of increased share-based compensation) may require the expenditure of a material amount of cash. We generally target shareholder distributions of 40% to 50% of adjusted free cash flow. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

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

The terms of the offtake agreements we have entered into, and those we may enter into in the future, vary by transaction, though they generally obligate us to purchase a certain percentage or minimum amount of output produced by the counterparty over an agreed upon period of time. The purchase price mechanisms included in our offtake agreements are typically based on the market price of the material at the time of delivery. The terms may also include conditions to our obligation to purchase the materials, such as quality or minimum output. Subject to satisfaction of those conditions, we will be obligated to purchase the materials or otherwise compensate the supplier in an amount determined by the contract. As of September 30, 2026, our estimated expenditures for the maximum quantity that we are committed to purchase under these offtake agreements through 2035, subject to certain conditions, total approximately $6.2 billion based on our present forecast; however, our forecast could fluctuate from period to period based on market prices, which may result in significant increases or decreases in our estimate. The actual price paid for these materials will be recorded on our balance sheet at the time of purchase. In the event that we do not expect to consume all of the materials we are obligated to purchase pursuant to the terms of these agreements, we may sell the excess materials back to the supplier or another party. The resale price may or may not be the same as the original purchase price, depending on then-current market conditions and negotiated terms. As a result, we have recorded, and may in the future record, accruals related to either the resale when the purchase price mechanism under our agreements is higher than the expected resale price of the excess materials or when we are required to otherwise compensate the supplier. Accruals recorded to date for such items have been immaterial.

As market conditions dictate, we may enter into additional offtake agreements with raw material suppliers or renegotiate existing agreements. For additional discussion of the risks related to our offtake agreements and other long-term purchase contracts, see Item 1A. Risk Factors in our 2025 Form 10-K Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial institutions participate in a supply chain finance (“SCF”) program that enables our suppliers, at their sole discretion, to sell their Ford receivables (i.e., our payment obligations to the suppliers) to the financial institutions on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the SCF program, and we do not provide any guarantees in connection with it. As of September 30, 2026, the outstanding amount of Ford receivables that suppliers elected to sell to the SCF financial institutions was $84 million. The amount settled through the SCF program during the first nine months of 2026 was $636 million.

Changes in Company cash excluding Ford Credit are summarized below (in billions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Company Excluding Ford Credit
Company Adjusted EBIT excluding Ford Credit (a)	$2.0	$1.9	$3.9	$6.3

Capital spending	$(2.1)	$(2.3)	$(5.9)	$(7.0)
Depreciation and tooling amortization	1.3	1.2	3.8	3.6
Net spending	$(0.8)	$(1.0)	$(2.1)	$(3.4)

Receivables	$0.1	$0.1	$(2.1)	$(0.9)
Inventory	0.7	0.6	(0.7)	(1.1)
Trade Payables	0.4	0.6	3.7	2.9
Changes in working capital	$1.2	$1.3	$0.9	$1.0

Ford Credit distributions	$0.4	$0.8	$1.1	$2.6
Interest on debt and cash taxes	(0.4)	(0.6)	(1.3)	(1.6)
All other and timing differences	2.0	2.4	3.2	—
Company adjusted free cash flow (a)	$4.3	$4.7	$5.7	$4.9

Restructuring	$—	$(0.1)	$0.1	$(1.0)
Changes in debt excluding finance lease payments	1.5	(0.2)	0.8	(2.3)
Finance lease payments	—	—	(0.1)	(0.1)
Funded pension contributions	(0.2)	(0.2)	(0.7)	(0.5)
Shareholder distributions	(0.6)	(0.6)	(2.4)	(2.1)
All other	(0.5)	(0.6)	1.0	(2.4)
Change in cash	$4.4	$3.0	$4.3	$(3.4)
__________
(a)See Non-GAAP Financial Measure Reconciliations section for reconciliation to GAAP.
Note: Numbers may not sum due to rounding.

Our third quarter 2026 Net cash provided by/(used in) operating activities was $5.4 billion, $2.0 billion lower than a year ago (see page 61 for additional information). The decrease primarily reflects lower Ford Credit operating cash flow. Company adjusted free cash flow was $4.7 billion, $0.4 billion higher than a year ago, primarily driven by higher Ford Credit distributions and favorable timing differences and working capital, offset partially by higher net spending, tax payments, and interest payments as well as lower Company adjusted EBIT excluding Ford Credit.

Capital spending was $2.3 billion in the third quarter of 2026, an increase of $0.2 billion from a year ago. We continue to expect full year 2026 capital spending to be in the range of $9.5 billion to $10.5 billion.

Third quarter 2026 working capital impact was $1.3 billion, driven by higher trade payables and lower inventory and receivables, each compared to June 30, 2026. All other and timing differences were $2.4 billion. Timing differences include differences between accrual-based EBIT and the associated cash flows (e.g., marketing incentive and warranty payments to dealers, JV equity income, compensation payments, and pension and OPEB income or expense). Cash outflows related to our warranty accruals are expected to occur over several years.

In the third quarter of 2026, we contributed $157 million to our global funded pension plans. We continue to expect to contribute about $550 million to our global funded pension plans in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Shareholder distributions were $0.6 billion in the third quarter of 2026, all of which was attributable to our regular dividend.

Available Credit Lines. Total Company committed credit lines, excluding Ford Credit, at September 30, 2026 were $23.6 billion, consisting of $13.5 billion of our corporate credit facility, $2.0 billion of our supplemental revolving credit facility, $2.5 billion of our 364-day revolving credit facility, $3.0 billion of our delayed draw term loan facility, and $2.6 billion of local credit facilities. At September 30, 2026, $2.3 billion of committed Company credit lines, excluding Ford Credit, was utilized under local credit facilities for our affiliates, and the full amount under each of our corporate, supplemental, 364-day, and delayed draw term loan credit facilities was available.

Lenders under our corporate credit facility have $3.4 billion of commitments maturing on April 13, 2029 and $10.1 billion of commitments maturing on April 15, 2031. Lenders under our supplemental revolving credit facility have $2.0 billion of commitments maturing on April 13, 2029. Lenders under our 364-day revolving credit facility have $2.5 billion of commitments maturing on April 14, 2027. Our delayed draw term loan facility has $3.0 billion of commitments available through December 31, 2026. Any unused commitments under our delayed draw term loan facility shall automatically terminate after December 31, 2026, and any loans drawn under the facility will mature on December 31, 2028.

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

Debt. As shown in Note 12 of the Notes to the Financial Statements, at September 30, 2026, Company debt excluding Ford Credit was $23.7 billion (including $1.3 billion of finance leases). This balance is $1.8 billion higher than at December 31, 2025, primarily reflecting our assumption of the DOE loan from BOSK in the second quarter, offset partially by the repayment of the principal amount of our 0.00% Convertible Senior Notes due March 15, 2026 in the first quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Segment

Ford Credit remains well capitalized with a strong balance sheet and funding diversified across platforms and markets. Ford Credit ended the third quarter of 2026 with $28.3 billion of liquidity, up $3.7 billion from year-end. Ford Credit continues to have robust access to capital markets, completing $27 billion of public term issuances through October 27, 2026.

Key elements of Ford Credit’s funding strategy include:

•Maintain strong liquidity and funding diversity
•Prudently access public markets
•Leverage funding from retail deposits in Europe
•Flexibility to increase asset-backed securities mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Ford Credit’s liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet its business and funding requirements. Ford Credit regularly stress tests its balance sheet and liquidity to ensure that it can continue to meet its financial obligations through economic cycles.

The following table shows funding for Ford Credit’s net receivables (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Funding Structure
Term unsecured debt	$64.8	$63.4	$64.9
Term asset-backed securities	56.7	59.5	57.7
Retail Deposits / Ford Interest Advantage	18.7	18.5	16.8
Other	(0.4)	(0.6)	0.5
Equity	14.7	14.8	14.5
Cash	(8.8)	(9.3)	(8.3)
Total Net Receivables	$145.7	$146.3	$146.1

Securitized Funding as Percent of Total Debt	40.4%	42.0%	41.4%

Net receivables of $146.1 billion at September 30, 2026 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 41.4% as of September 30, 2026.

Public Term Funding Plan. The following table shows Ford Credit’s issuances for full year 2024 and 2025, planned issuances for full year 2026, and its global public term funding issuances through October 27, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through October 27
Unsecured	$17	$13	$ 13 - 15	$13
Securitizations (a)	16	13	14 - 16	14
Total public	$33	$26	$ 27 - 31	$27
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

For 2026, Ford Credit now projects full year public term funding in the range of $27 billion to $31 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity. The following table shows Ford Credit’s liquidity sources and utilization (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Liquidity Sources (a)
Cash	$8.8	$9.3	$8.3
Committed asset-backed facilities	43.3	43.6	43.8
Other unsecured credit facilities	1.6	1.5	1.3
Total liquidity sources	$53.7	$54.4	$53.4

Utilization of Liquidity (a)
Securitization and restricted cash	$(3.0)	$(3.0)	$(2.9)
Committed asset-backed facilities	(22.4)	(26.4)	(21.6)
Other unsecured credit facilities	(0.5)	(0.6)	(0.9)
Total utilization of liquidity	$(25.9)	$(30.0)	$(25.4)

Available liquidity	$27.8	$24.4	$28.0
Other adjustments	0.3	0.2	0.3
Net liquidity available for use	$28.1	$24.6	$28.3
__________
(a)See Definitions and Information Regarding Ford Credit Causal Factors section.

Ford Credit’s net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2026, Ford Credit’s net liquidity available for use was $28.3 billion, $3.7 billion higher than year-end 2025, reflecting strong access to public funding markets and lower utilization of committed asset-backed facilities. At September 30, 2026, Ford Credit’s liquidity sources, including cash, committed asset-backed facilities, and committed unsecured credit facilities, totaled $53.4 billion, down $1.0 billion from year-end 2025, primarily explained by lower cash.

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

The table below shows the calculation of Ford Credit’s financial statement leverage (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Leverage Calculation
Debt	$140.2	$141.4	$139.4
Equity (a)	14.7	14.8	14.5
Financial statement leverage (to 1)	9.5	9.6	9.6
__________
(a)Total shareholder’s interest reported on Ford Credit’s balance sheets.

Ford Credit plans its leverage by considering market conditions and the risk characteristics of its business. At September 30, 2026, Ford Credit’s financial statement leverage was 9.6:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total Company

Pension Plans - Funded Balances. As of September 30, 2026, our total Company pension overfunded status reported on our consolidated balance sheets was $1.1 billion and reflects the net funded status at December 31, 2025, updated for: service and interest cost; expected return on assets; curtailments, settlements, and associated interim remeasurement (where applicable); separation expense; actual benefit payments; and cash contributions.  For plans without interim remeasurement, the discount rate and rate of expected return assumptions are unchanged from year-end 2025.

Return on Invested Capital (“ROIC”). We analyze total Company performance using an adjusted ROIC financial metric based on an after-tax, rolling four-quarter average. The following table contains the calculation of our ROIC for the periods shown (in billions):

	Four Quarters Ending
	September 30, 2025	September 30, 2026
Adjusted Net Operating Profit/(Loss) After Cash Tax
Net income/(loss) attributable to Ford	$4.7	$(7.8)
Add: Noncontrolling interest	—	—
Less: Income tax	(0.6)	4.0
Add: Cash tax	(0.6)	(0.9)
Less: Interest on debt	(1.2)	(1.4)
Less: Total pension/OPEB income/(cost)	0.3	(0.5)
Add: Pension/OPEB service costs	(0.5)	(0.4)
Net operating profit/(loss) after cash tax	$5.2	$(11.1)
Less: Special items (excl. pension/OPEB) pre-tax	(2.0)	(19.7)
Adjusted net operating profit/(loss) after cash tax	$7.2	$8.6

Invested Capital
Equity	$47.4	$37.0
Debt (excl. Ford Credit)	21.8	23.7
Net pension and OPEB liability	4.0	3.1
Invested capital (end of period)	$73.2	$63.8
Average invested capital	$70.9	$64.7

ROIC (a)	7.3%	(17.2)%
Adjusted ROIC (Non-GAAP) (b)	10.1%	13.3%
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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

We provided 2026 Company guidance in our earnings release furnished on Form 8-K dated October 28, 2026.  The guidance is based on our expectations and best estimates as of October 28, 2026, and assumes no material change to our current assumptions for inflation, logistics issues, production, or macroeconomic conditions. Our guidance does not include potential impacts of a significant escalation in the Middle East or a material downturn in the U.S. economy, either or both of which could have a substantial impact on industry demand. Moreover, our guidance has not factored in any new policy changes by the administration in the United States, including future or revised tariffs or related offsets, that have not been announced or tariffs or other policy changes that may be announced by other governments after the date hereof. Our actual results could differ materially from our guidance due to risks, uncertainties, and other factors, including those set forth in “Risk Factors” in Item 1A of our 2025 Form 10-K Report and as updated by our subsequent filings with the SEC.

2026 Guidance
Total Company
Adjusted EBIT (a)	$10.5 - $11.0 billion
Adjusted Free Cash Flow (a)	$6.0 - $7.0 billion
__________
(a)When we provide guidance for Adjusted EBIT and Adjusted Free Cash Flow, we do not provide guidance for the most comparable GAAP measures because, as described in more detail below in “Non-GAAP Financial Measures That Supplement GAAP Measures,” they include items that are difficult to predict with reasonable certainty.

For full year 2026, we now expect adjusted EBIT of $10.5 billion to $11.0 billion, and we continue to expect adjusted free cash flow of $6.0 billion to $7.0 billion.

On a segment basis we expect:

•Ford Pro EBIT of about $7.0 billion
•Ford Blue EBIT of about $5.5 billion
•Ford Model e EBIT loss of about $4.0 billion
•Ford Credit EBT of about $2.8 billion

Our outlook for 2026 assumes:

•U.S. SAAR of 16.5 million
•U.S. industry pricing up about 1.0%
•A net $1.0 billion improvement from the Novelis recovery
•Commodity headwinds approaching $2.5 billion as we continue to see increasing pressure from input costs
•A $1.0 billion improvement in material costs and warranty reductions (primarily coverages), excluding the impact of tariffs and temporary Novelis costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cautionary Note on Forward-Looking Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measure Reconciliations

The following tables show our Non-GAAP financial measure reconciliations.

Net Income/(Loss) Reconciliation to Adjusted EBIT ($M)

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Net income/(loss) attributable to Ford (GAAP)	$2,447	$2,049	$2,882	$3,270
Income/(Loss) attributable to noncontrolling interests	1	—	10	8
Net income/(loss)	$2,448	$2,049	$2,892	$3,278
Less: (Provision for)/Benefit from income taxes	630	(97)	(88)	253
Income/(Loss) before income taxes	$1,818	$2,146	$2,980	$3,025
Less: Special items pre-tax	(447)	(127)	(1,859)	(4,532)
Income/(Loss) before special items pre-tax	$2,265	$2,273	$4,839	$7,557
Less: Interest on debt	(321)	(385)	(906)	(1,092)
Adjusted EBIT (Non-GAAP)	$2,586	$2,658	$5,745	$8,649

Memo:
Revenue ($B)	$50.5	$49.5	$141.4	$141.1
Net income/(loss) margin (GAAP) (%)	4.8%	4.1%	2.0%	2.3%
Adjusted EBIT margin (Non-GAAP) (%)	5.1%	5.4%	4.1%	6.1%

Earnings/(Loss) per Share Reconciliation to Adjusted Earnings/(Loss) per Share

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Diluted After-Tax Results ($M)
Diluted after-tax results (GAAP)	$2,447	$2,049	$2,882	$3,270
Less: Impact of pre-tax and tax special items	627	71	(989)	(3,106)
Adjusted net income/(loss) – diluted (Non-GAAP)	$1,820	$1,978	$3,871	$6,376

Basic and Diluted Shares (M)
Basic shares (average shares outstanding)	3,983	3,990	3,977	3,989
Net dilutive options, unvested restricted stock units, and unvested restricted stock shares	65	86	49	82
Diluted shares	4,048	4,076	4,026	4,071

Earnings/(Loss) per share – diluted (GAAP)	$0.60	$0.50	$0.72	$0.80
Less: Net impact of adjustments	0.15	0.01	(0.24)	(0.77)
Adjusted earnings/(loss) per share – diluted (Non-GAAP)	$0.45	$0.49	$0.96	$1.57

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Effective Tax Rate Reconciliation to Adjusted Effective Tax Rate

	Third Quarter		First Nine Months
	2025	2026	2025	2026	Memo: FY 2025
Pre-Tax Results ($M)
Income/(Loss) before income taxes (GAAP)	$1,818	$2,146	$2,980	$3,025	$(11,830)
Less: Impact of special items	(447)	(127)	(1,859)	(4,532)	(17,356)
Adjusted earnings before taxes (Non-GAAP)	$2,265	$2,273	$4,839	$7,557	$5,526

Taxes ($M)
(Provision for)/Benefit from income taxes (GAAP)	$630	$(97)	$(88)	$253	$3,668
Less: Impact of special items	1,074	198	870	1,426	4,775
Adjusted (provision for)/benefit from income taxes (Non-GAAP)	$(444)	$(295)	$(958)	$(1,173)	$(1,107)

Tax Rate (%)
Effective tax rate (GAAP)	(34.7)%	4.5%	3.0%	(8.4)%	31.0%
Adjusted effective tax rate (Non-GAAP)	19.6%	13.0%	19.8%	15.5%	20.0%

Net Cash Provided by/(Used in) Operating Activities Reconciliation to Company Adjusted Free Cash Flow ($M)

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Net cash provided by/(used in) operating activities (GAAP)	$7,402	$5,427	$17,398	$11,088

Less: Items not included in company adjusted free cash flows
Ford Credit operating cash flows	$1,741	$(191)	$8,364	$5,193
Funded pension contributions	(187)	(157)	(702)	(483)
Restructuring (including separations) (a)	(22)	(133)	(231)	(974)
Ford Credit tax payments/(refunds) under tax sharing agreement	—	—	—	33
Other, net (b)	(189)	(261)	(474)	(1,759)

Add: Items included in company adjusted free cash flows
Company excluding Ford Credit capital spending	$(2,099)	$(2,259)	$(5,943)	$(6,973)
Ford Credit distributions	350	750	1,050	2,625
Settlement of derivatives	(1)	7	109	157
Company adjusted free cash flow (Non-GAAP)	$4,309	$4,667	$5,657	$4,887
_________
(a)Restructuring excludes cash flows reported in investing activities.
(b)First nine months of 2026 primarily reflects cash payments related to the EV program cancellations previously announced in December 2025.

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

Selected Income Statement Information. The following table provides supplemental income statement information (in millions):

	For the period ended September 30, 2026
	Third Quarter
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$46,082	$3,444	$49,526
Total costs and expenses	45,227	2,845	48,072
Operating income/(loss)	855	599	1,454
Interest expense on Company debt excluding Ford Credit	385	—	385
Other income/(loss), net	731	191	922
Equity in net income/(loss) of affiliated companies	142	13	155
Income/(Loss) before income taxes	1,343	803	2,146
Provision for/(Benefit from) income taxes	(18)	115	97
Net income/(loss)	1,361	688	2,049
Less: Income/(Loss) attributable to noncontrolling interests	—	—	—
Net income/(loss) attributable to Ford Motor Company	$1,361	$688	$2,049

	For the period ended September 30, 2026
	First Nine Months
	Company excluding Ford Credit	Ford Credit	Consolidated
Revenues	$130,792	$10,283	$141,075
Total costs and expenses	128,245	8,409	136,654
Operating income/(loss)	2,547	1,874	4,421
Interest expense on Company debt excluding Ford Credit	1,092	—	1,092
Other income/(loss), net	1,715	429	2,144
Equity in net income/(loss) of affiliated companies	(2,488)	40	(2,448)
Income/(Loss) before income taxes	682	2,343	3,025
Provision for/(Benefit from) income taxes	(158)	(95)	(253)
Net income/(loss)	840	2,438	3,278
Less: Income/(Loss) attributable to noncontrolling interests	8	—	8
Net income/(loss) attributable to Ford Motor Company	$832	$2,438	$3,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Balance Sheet Information. The following tables provide supplemental balance sheet information (in millions):

	September 30, 2026
Assets	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Cash and cash equivalents	$14,024	$8,251	$—	$22,275
Marketable securities	11,064	768	—	11,832
Ford Credit finance receivables, net	—	46,163	—	46,163
Trade and other receivables, net	8,586	10,870	—	19,456
Inventories	16,232	—	—	16,232
Other assets	3,866	1,453	—	5,319
Receivable from other segments	864	1,988	(2,852)	—
Total current assets	54,636	69,493	(2,852)	121,277

Ford Credit finance receivables, net	—	59,702	—	59,702
Net investment in operating leases	1,483	28,037	—	29,520
Net property	41,192	354	—	41,546
Equity in net assets of affiliated companies	2,737	151	—	2,888
Deferred income taxes	22,113	1,035	(14)	23,134
Other assets	12,382	2,035	—	14,417
Receivable from other segments	52	—	(52)	—
Total assets	$134,595	$160,807	$(2,918)	$292,484
Liabilities
Payables	$27,046	$951	$—	$27,997
Other liabilities and deferred revenue	27,919	2,738	—	30,657
Debt payable within one year	4,154	49,159	—	53,313
Payable to other segments	2,852	—	(2,852)	—
Total current liabilities	61,971	52,848	(2,852)	111,967

Other liabilities and deferred revenue	29,818	2,226	—	32,044
Long-term debt	19,535	90,234	—	109,769
Deferred income taxes	848	910	(14)	1,744
Payable to other segments	—	52	(52)	—
Total liabilities	$112,172	$146,270	$(2,918)	$255,524

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Cash Flow Information. The following tables provide supplemental cash flow information (in millions):

	For the period ended September 30, 2026
	First Nine Months
Cash flows from operating activities	Company excluding Ford Credit	Ford Credit	Eliminations	Consolidated
Net income/(loss)	$840	$2,438	$—	$3,278
Depreciation and tooling amortization	3,564	2,173	—	5,737
Other amortization	54	(1,348)	—	(1,294)
Disposition of investment in BOSK non-cash charges	2,930	—	—	2,930
Provision for credit and insurance losses	(4)	546	—	542
Pension and OPEB expense/(income)	(287)	—	—	(287)
Equity method investment (earnings)/losses and impairments in excess of dividends received	(183)	(23)	—	(206)
Foreign currency adjustments	(182)	7	—	(175)
Net realized and unrealized (gains)/losses on cash equivalents, marketable securities, and other investments	(10)	29	—	19
Stock compensation	312	12	—	324
Provision for/(Benefit from) deferred income taxes	(567)	(258)	—	(825)
Decrease/(Increase) in finance receivables (wholesale and other)	—	(977)	—	(977)
Decrease/(Increase) in intersegment receivables/payables	(453)	453	—	—
Decrease/(Increase) in accounts receivable and other assets	(913)	(252)	—	(1,165)
Decrease/(Increase) in inventory	(1,049)	—	—	(1,049)
Increase/(Decrease) in accounts payable and accrued and other liabilities	3,917	4	—	3,921
Other	545	(230)	—	315
Interest supplements and residual value support to Ford Credit	(2,619)	2,619	—	—
Net cash provided by/(used in) operating activities	$5,895	$5,193	$—	$11,088
Cash flows from investing activities
Capital spending	$(6,973)	$(70)	$—	$(7,043)
Acquisitions of finance receivables and operating leases	—	(38,728)	—	(38,728)
Collections of finance receivables and operating leases	—	34,978	—	34,978
Purchases of marketable securities and other investments	(3,994)	(252)	—	(4,246)
Sales and maturities of marketable securities and other investments	7,051	235	—	7,286
Settlements of derivatives	157	(161)	—	(4)
Capital contributions to equity method investments	(35)	—	—	(35)
Returns of capital from equity method investments	1	—	—	1
Other	(138)	—	—	(138)
Investing activity (to)/from other segments	2,625	—	(2,625)	—
Net cash provided by/(used in) investing activities	$(1,306)	$(3,998)	$(2,625)	$(7,929)
Cash flows from financing activities
Cash payments for dividends and dividend equivalents	$(1,804)	$—	$—	$(1,804)
Purchases of common stock	(311)	—	—	(311)
Net changes in short-term debt	159	(1,356)	—	(1,197)
Proceeds from issuance of long-term debt	1	37,993	—	37,994
Payments of long-term debt	(2,563)	(36,072)	—	(38,635)
Other	(155)	(86)	—	(241)
Financing activity to/(from) other segments	—	(2,625)	2,625	—
Net cash provided by/(used in) financing activities	$(4,673)	$(2,146)	$2,625	$(4,194)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(81)	$(71)	$—	$(152)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selected Other Information.

Equity. At September 30, 2026, total equity attributable to Ford was $36.9 billion, an increase of $0.9 billion compared with December 31, 2025. The detail for this change is shown below (in billions):

Increase/ (Decrease)
Net income/(loss)	$3.3
Shareholder distributions (a)	(2.1)
Other comprehensive income/(loss), net	(0.4)
Common stock issued (including share-based compensation impacts)	0.2
Other	(0.1)
Total	$0.9
_______
(a)Includes cash dividends, dividend equivalents, and anti-dilutive share repurchases.

U.S. Sales by Type. The following table shows third quarter 2026 U.S. sales volume and U.S. wholesales segregated by electric, hybrid, and internal combustion vehicles. U.S. sales volume represents primarily sales by dealers, sales to the government, and leases to Ford management, and is based, in part, on estimated vehicle registrations and includes medium and heavy trucks.

	U.S. Sales	U.S. Wholesales
Electric Vehicles	6,047	4,039
Hybrid Vehicles	44,308	40,333
Internal Combustion Vehicles	459,409	491,119
Total Vehicles	509,764	535,491

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

For a discussion of recent accounting standards, see Note 2 of the Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Company Excluding Ford Credit

Foreign Currency Risk. The net fair value of foreign exchange forward contracts (including adjustments for credit risk) as of September 30, 2026, was a liability of $16 million, compared with an asset of $1 million as of December 31, 2025. The potential change in the fair value from a 10% change in the underlying exchange rates, in U.S. dollar terms, would have been $2.7 billion at September 30, 2026, compared with $3.0 billion at December 31, 2025.

Commodity Price Risk. The net fair value of commodity forward contracts (including adjustments for credit risk) as of September 30, 2026, was an asset of $75 million, compared with an asset of $177 million at December 31, 2025. The potential change in the fair value from a 10% change in the underlying commodity prices would have been $211 million at September 30, 2026, compared with $192 million at December 31, 2025.

Ford Credit Segment

Interest Rate Risk. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous decrease or increase of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. Under this model, Ford Credit estimates that at September 30, 2026, all else constant, such a decrease in interest rates would decrease its pre-tax cash flow by $49 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. James D. Farley, Jr., our Chief Executive Officer (“CEO”), and Sherry A. House, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

PRODUCT LIABILITY MATTERS

Hetsler v. Ford (as previously reported on page 36 of our 2025 Form 10-K Report). Plaintiff, Robert Hetsler, filed this product liability action against Ford in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida on April 24, 2020, alleging that a 2016 Roush Mustang had a manufacturing defect in an unidentified component of the engine compartment that resulted in a fire. After a trial in February 2024, a jury found Ford liable and awarded plaintiff $103 million in damages. Ford subsequently appealed the judgment, and on September 30, 2026, its final appeal was denied. The judgment has now been satisfied.

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

CLASS ACTIONS

Capic v. Ford Motor Company of Australia. Plaintiff, Biljana Capic, filed this class action against Ford Motor Company of Australia (“Ford Australia”) in the Federal Court of Australia in May 2016 on behalf of current and former owners of Ford Focus, Fiesta, and EcoSport models equipped with DPS6 PowerShift transmissions built between 2011 and 2016 alleging that these vehicles were not of acceptable quality and sought damages from Ford Australia. After a trial in June 2020, the court issued a final ruling in June 2021 holding that Ford was liable under Australian consumer laws for some components installed in the subject vehicles. The plaintiff and Ford Australia each appealed the trial court’s findings, and in November 2024, the High Court of Australia upheld and supplemented the trial court’s decision on the factors to take into account for the assessment of reduction in value damages and remanded the matter back to the trial court for an assessment of damages. In June 2025, the trial court made an initial ruling on the damages available to the lead class representative, Ms. Capic. The court did not rule on damages for the class at that time and conducted a trial in September 2026 to assess damages for sub-groups of the class. The court has not yet issued its decision.

OTHER MATTERS

Brazilian Tax Matters (as previously reported on page 38 of our 2025 Form 10-K Report, page 65 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and page 67 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026). One Brazilian state (São Paulo) and the Brazilian federal tax authority currently have outstanding substantial tax assessments against Ford Motor Company Brasil Ltda. (“Ford Brazil”) related to state and federal tax incentives Ford Brazil received for its operations in the Brazilian state of Bahia. The São Paulo assessment is part of a broader conflict among various states in Brazil. The federal legislature enacted laws designed to encourage the states to end that conflict, and in 2017 the states reached an agreement on a framework for resolution. Ford Brazil continues to pursue a resolution under the framework and expects the amount of any remaining assessments by the states to be resolved under that framework. The federal assessments are outside the scope of the legislation.

All of the outstanding assessments have been appealed to the relevant administrative court of each jurisdiction and some appeals have progressed to the judicial court system. To proceed with an appeal within the judicial court system, an appellant may be required to post collateral. If we are required to post collateral, which could be in excess of $1 billion for all the cases in the aggregate, we expect it to be in the form of fixed assets, surety bonds, and/or letters of credit, but we may be required to post cash collateral. To date, we have received collateral waivers for some of the cases that have been appealed to the judicial court system, and we have been required to post about $400 million of collateral for the other cases. Although the ultimate resolution of these matters may take many years, we consider our overall risk of loss to be remote.

Versata v. Ford (as previously reported on page 67 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026). Plaintiff, Versata Software, LLC, filed a trade secret and breach of contract action against Ford in the United States District Court for the Eastern District of Michigan on February 19, 2015, alleging that Ford misappropriated its trade secrets and breached the parties’ licensing contract. After a trial in October 2022, a jury found Ford liable and awarded plaintiff $105 million in damages. On February 17, 2023, Ford filed a post-trial motion based upon insufficient evidence of plaintiff’s damages. On May 1, 2023, the trial court granted Ford’s post-trial motion and reduced the damages award from $105 million to $3. The revised award represented a nominal award of $1 for each of plaintiff’s three breach of contract claims and no damages for its trade secrets misappropriation claim. On October 26, 2023, plaintiff appealed to the United States Court of Appeals for the Federal Circuit, which issued its decision on May 22, 2026. The Federal Circuit reinstated $82 million of the jury award for breach of contract damages and remanded to the trial court for a new trial on trade secret misappropriation damages. On June 22, 2026, Ford filed a Combined Petition for Panel Rehearing and Rehearing En Banc. On September 10, 2026, the Federal Circuit denied Ford’s motion and remanded the case back to the trial court for further proceedings. Plaintiff may claim interest on a final damages award from the date of filing.

ITEM 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Designation	Description	Method of Filing
Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000. (a)
Exhibit 3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock filed on September 11, 2009.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 11, 2009. (a)
Exhibit 3.2	By-laws.	Filed as Exhibit 3 to our Current Report on Form 8-K filed December 12, 2025. (a)
Exhibit 19	Ford Motor Company Insider Trading Policy as of September 10, 2026.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	(b)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(b)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(b)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(b)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(b)
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	(b)
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

FORD MOTOR COMPANY

By:	/s/ Kyle Crockett
Kyle Crockett, Chief Accounting Officer
(principal accounting officer)

Date:	October 28, 2026